Form 10-Q
period 1996-03-31
AAMES FINANCIAL CORP/DE
filed 1996-07-03
CIK 879957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-Q


              X          Quarterly Report Pursuant to Section 13 or 15(d)
            ------       of the Securities Exchange Act of 1934
                         For the quarterly period ended March 31, 1996

or

                         Transition Report Pursuant to Section 13 or 15(d)
            ------       of the Securities Exchange Act of 1934
                         For the transition period from ______ to ______

                                 Commission File Number 0-19604
                                            -------

                                 AAMES FINANCIAL CORPORATION
                  (Exact name of Registrant as specified in its charter)


     Delaware                                                  95-4340340
     ________                                                 ___________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


       3731 WILSHIRE BOULEVARD, 10TH FLOOR, LOS ANGELES, CALIFORNIA 90010
       ------------------------------------------------------------------
    (Address of Registrant's principal executive offices including ZIP Code)

                               (213) 351-6100
                              ----------------
                        (Registrant's telephone number
                           including area code)


                                    NO CHANGE
              ----------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X    No
                                           -----     -----

 At March 31, 1996, Registrant had 8,992,367 shares of common stock outstanding.

                                TABLE OF CONTENTS




ITEM                                                   PAGE NO.


PART I         Financial Information                        3    -   16

1.             Financial Statements                         3    -    7

2.             Management's Discussion and Analysis of
                    Financial Condition                     8    -   16


PART II        Other Information                                     17

6.             Exhibits and Reports on Form 8-K                      17

               Signature Page                                        18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                  Three Months Ended          Nine Months Ended
                                       March 31,                   March 31,
                               ------------------------    -------------------------
                                  1996          1995          1996          1995
Revenue:
  Excess servicing gain        $20,976,000   $6,718,000    $48,889,000   $15,130,000
  Commissions                    4,214,000    3,579,000     14,430,000    12,645,000
  Loan service                   5,371,000    2,157,000     13,172,000     5,775,000
  Fees and other                 2,654,000    1,909,000      7,819,000     5,894,000
                               -----------   ----------    -----------   -----------
    Total revenue               33,215,000   14,363,000     84,310,000    39,444,000
                               -----------   ----------    -----------   -----------

Expenses:
  Compensation and related
     expenses                    8,451,000    4,597,000     22,603,000    13,252,000
  Sales and advertising costs    4,943,000    2,580,000     12,430,000     6,831,000
  General and administrative
     expense                     3,828,000    1,782,000      8,926,000     5,291,000
  Interest expense               2,326,000    1,274,000      5,303,000     2,297,000
                               -----------   ----------    -----------   -----------
    Total expenses              19,548,000   10,233,000     49,262,000    27,671,000
                               -----------   ----------    -----------   -----------


Income before income taxes      13,667,000    4,130,000     35,048,000    11,773,000
Provision for income taxes       5,732,000    1,730,000     14,713,000     4,886,000
                               -----------   ----------    -----------   -----------
Net income                      $7,935,000   $2,400,000    $20,335,000    $6,887,000
                               ===========   ==========    ===========   ===========

Net income per share:
      Primary                        $0.85        $0.41          $2.19         $1.18
                               ===========   ==========    ===========   ===========
      Fully Diluted                  $0.80        $0.41          $2.15         $1.18
                               ===========   ==========    ===========   ===========

Weighted average number
of shares outstanding:
      Primary                     9,359,000    5,878,000      9,294,000     5,829,000
                                ===========   ==========    ===========   ===========
      Fully Diluted              10,272,000    5,878,000      9,599,000     5,829,000
                                ===========   ==========    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                            March 31,     June 30,
                                                              1996          1995
                                                            ---------     --------
ASSETS
Cash and cash equivalents                                  $42,814,000   $20,359,000
Loans held for sale, at cost which approximates market      62,085,000    23,775,000
Accounts receivable, less allowance for
  doubtful accounts of  $425,000 and $360,000                6,077,000     6,090,000
Excess servicing receivable                                 95,155,000    42,078,000
Mortgage servicing rights                                    6,899,000
Residual assets                                             32,613,000    14,882,000
Equipment and improvements, net                              4,208,000     2,063,000
Prepaid assets and other                                    12,828,000     5,376,000
                                                          ------------  ------------
  Total assets                                            $262,679,000  $114,623,000
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS'  EQUITY


Amounts outstanding under warehouse agreements            $             $
Notes payable and obligations under capital leases         138,071,000    23,144,000
Accounts payable and accrued expenses                        7,565,000     6,141,000
Accrued compensation and related expenses                    2,953,000     1,703,000
Income taxes payable                                        14,055,000     3,588,000
                                                          ------------  ------------

  Total liabilities                                        162,644,000    34,576,000
                                                          ------------  ------------


Stockholders' equity:
  Preferred Stock, par value $.001 per
     share, 1,000,000 shares authorized;
     none outstanding
  Common Stock, par value $.001 per share
     50,000,000 and 10,000,000 shares authorized;
     8,992,367, and 8,813,979 shares outstanding                 9,000         9,000
Additional paid-in capital                                  63,534,000    61,869,000
Retained earnings                                           36,492,000    18,169,000
                                                          ------------  ------------
  Total stockholders' equity                               100,035,000    80,047,000
                                                          ------------  ------------
  Total liabilities and stockholders' equity              $262,679,000  $114,623,000
                                                          ============  ============

The accompanying notes are an integral part of these financial statements.

                      AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                Nine Months Ended
                                                                    March 31,
                                                          --------------------------
                                                              1996          1995
                                                          ------------   -----------
Operating activities:
  Net income                                               $20,335,000    $6,887,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                              640,000       430,000
    Deferred income taxes                                   10,938,000     2,555,000
    Deferred rent                                             (100,000)      (62,000)
    Loans originated or purchased                         (571,082,000) (262,665,000)
    Principal collected and proceeds from
            sale of mortgage loans                         532,772,000   259,372,000
    Provision for losses on receivables
    Excess servicing gain                                  (61,900,000)  (21,518,000)
    Excess servicing amortization                            8,823,000     2,932,000
    Mortgage servicing rights                               (7,294,000)
    Mortgage servicing rights amortization                     395,000
    Changes in assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                78,000       803,000
             Prepaid expenses and other                     (7,452,000)   (2,993,000)
             Residual assets                               (17,731,000)   (6,779,000)
           (Decrease) increase in:
             Accounts payable and accrued expenses           1,392,000      (860,000)
             Accrued compensation and
               related expenses                              1,250,000       348,000
             Income taxes payable                            (471,000)     (821,000)
                                                           ------------  ------------
Net cash used in operating activities                      (89,407,000)  (22,371,000)
                                                           ------------  ------------

Investing activities:
   Purchases of property and equipment                      (2,715,000)     (736,000)
                                                           ------------  ------------
Net cash used in investing activities                       (2,715,000)     (736,000)
                                                           ------------  ------------

Financing activities:
  Proceeds from sale of stock or exercise of options         1,665,000        18,000
  Proceeds from borrowing                                  115,000,000    20,500,000
  Amounts outstanding under warehouse agreements                          (4,358,000)
  Dividends paid                                            (2,015,000)   (1,306,000)
  Payments on bank notes and long term debt                    (73,000)     (309,000)
                                                           ------------  ------------
Net cash provided by financing activities                  114,577,000    14,545,000
                                                           ------------  ------------
Net (decrease) increase  in cash                            22,455,000    (8,562,000)
Cash and cash equivalents at beginning of period            20,359,000    16,513,000
                                                           ------------  ------------
Cash and cash equivalents at end of period                 $42,814,000    $7,951,000
                                                           ============  ============

The accompanying notes are an integral part of these financial statements.

                         AAMES FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
- - ------------------------------
     The consolidated financial statements of Aames Financial Corporation, a Delaware corporation, and its subsidiaries (collectively, the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

     The consolidated financial statements include the accounts of Aames Financial Corporation and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three and nine months ended March 31, 1996 are not necessarily indicative of the results expected for the full fiscal year.

NOTE 2:  IMPLEMENTATION OF NEW ACCOUNTING STANDARD
- - --------------------------------------------------
     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65. The Company elected to adopt SFAS No. 122 for fiscal year 1996, including an adjustment of $933,000 or $0.10 per share to its originally reported earnings for its first fiscal quarter. SFAS No. 122 prohibits retroactive application to fiscal years prior to adoption. Accordingly, certain information appearing in the Company's financial statements for fiscal 1995 and before are based on the prior standard and such results are not directly comparable to the results for fiscal 1996 with respect to the specific items covered by SFAS No. 65 as amended by SFAS No. 122.

     The effect of adopting SFAS No. 122 was to increase the net income of the Company as reported in the Company's financial statements for the three and nine months ended March 31, 1996 by $1.4 million or $0.14 per weighted average share and $3.6 million or $0.37 per weighted average share, respectively, each on a fully diluted basis.

     SFAS No. 122 amends SFAS No. 65 by requiring mortgage banking enterprises, such as the Company, to recognize mortgage servicing rights ("MSR's") as assets separate from the mortgage loans to which the MSR's relate. Under SFAS No. 65, the Company had allocated the entire cost of originating or purchasing a mortgage loan to the carrying value of such mortgage loan. SFAS No. 122 requires the Company to allocate the total cost of originating or purchasing a mortgage loan between the mortgage loan asset and the related MSR asset based on their respective fair values. To the extent that a portion of the total cost of originating or purchasing mortgage loans has been allocated to the MSR's related to such loans, relatively greater gains were recognized on the securitization and sale of mortgage loans because of the reduction of the Company's basis in such loans as a result of such allocations. However, the Company's basis in the MSR's is amortized over the lives of the loans to which the MSR's relate, reducing servicing income in future periods.

                      AAMES FINANCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  IMPLEMENTATION OF NEW ACCOUNTING STANDARD
(continued)

     To determine the fair value of MSR's, the Company estimates the expected future net servicing revenue based on common industry assumptions (since market prices for MSR's under comparable servicing sales contracts are not available to the Company), as well as on the Company's historical experience.

     In determining servicing value impairment at March 31, 1996, the mortgage loans in the Company's servicing portfolio related to the capitalized MSR's were segregated by their predominant risk factors. The Company has determined those risk factors to be loan type (fixed or adjustable), investor type and date of origination. Such loans were then valued, using the same model as was used originally to determine their fair value at the date of their origination or purchase, using current assumptions. The calculated value was then compared to the book value to determine if a reserve for impairment was required. The Company determined that no reserve for impairment was required as of March 31, 1996.

                      AAMES FINANCIAL CORPORATION
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND
1995

GENERAL

     The results of operations for the three and nine months ended March 31, 1996 reflect the substantial growth of the Company's purchased loan programs and the expansion of its retail loan office network. During fiscal 1994 the Company implemented its first purchased loan program under which it purchases closed mortgage loans on a flow basis from qualified mortgage banking correspondents. In October 1995, the Company initiated a second purchased loan program under which it purchases closed mortgage loans which are offered in the secondary market on a bulk basis. The amount of loans purchased by the Company from unaffiliated originators ("PURCHASED LOANS") under its purchased loan programs has grown substantially from $19.7 million in fiscal 1994, to $60.5 million and $130 million for the three and nine months ended March 31, 1995, respectively, and to $171 million and $388 million for the three and nine months ended March 31, 1996, respectively. The growth of these purchased loan programs has contributed significantly to the Company's increased revenue and earnings. The Company opened its first retail loan office outside California in Nevada in August 1993 and currently operates 20 loan offices in Arizona, Colorado, Florida, Illinois, Indiana, Michigan, Minnesota, Nevada, Ohio, Oregon, Pennsylvania, Utah and Washington. The Company's goal is to accelerate the pace of its nationwide expansion by opening an additional 10 to 13 retail loan offices during the remainder of calendar 1996 in five to seven new states. The Company selects areas for retail loan office expansion pursuant to certain demographic statistics and other criteria developed by the Company which are intended to identify the most attractive markets for the Company's products.
The Company also regularly reviews the performance of its existing loan offices to determine their continued profitability.

     For the three and nine months ended March 31, 1996, the Company's total revenue increased to $33.2 million and $84.3 million, up 131% and 114%, respectively, when compared to the corresponding periods in the prior year. In addition, the Company's total expenses as a percentage of total revenue declined. As a result, the Company's net income increased 231% and 195%, respectively, for the three and nine months ended March 31, 1996, when compared to the corresponding periods in the prior year.

                      AAMES FINANCIAL CORPORATION
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND
1995
(continued)

REVENUE

     The following table sets forth information regarding the components of the Company's revenue for the three and nine months ended March 31, 1996 and 1995:


                                   Three Months Ended       Nine Months Ended
                                        March 31,                March 31,
                                   ------------------       -----------------
                                   1996         1995        1996         1995
                                   ----         ----        ----         ----
(In thousands) (In thousands)

Excess servicing gain              $20,976    $  6,718     $48,889      $15,130
Commissions                          4,214       3,579      14,430       12,645
Loan service:
   Servicing spread                  3,958       1,458       9,382        3,266
   Prepayment fees                     798         367       2,138        1,423
   Late charges and other
     servicing fees                    615         332       1,652        1,086
Fees and other:
   Closing                             515         445       1,731        1,519
   Appraisal                           274         201         791          737
   Underwriting                        308         232       1,120          766
   Interest income                   1,345         741       3,497        1,766
   Other                               212         290         680        1,106
                                   -------     -------     -------      -------
Total revenue                      $33,215     $14,363     $84,310      $39,444
                                   =======     =======     =======      =======

     Excess servicing gain for the three and nine months ended March 31, 1996 increased to $21.0 million and $48.9 million, up 212% and 223%, respectively, when compared to the corresponding periods in the prior year. These increases were largely the result of more loans having been securitized and sold during the most recent periods. During the three and nine months ended March 31, 1996, the Company securitized and sold in the secondary market $201 million and $488 million of loans, respectively, compared to $91.3 million and $216 million for the corresponding periods in the prior year. The increases in the amount of loans securitized and sold in the secondary market were attributable to the Company's purchase of $171 million and $388 million of Purchased Loans during the three and nine months ended March 31, 1996, respectively, as well as to a greater volume of mortgage loans originated through the Company's retail loan office network ("RETAIL LOANS") in these periods. The weighted average servicing spread on all loans securitized and sold by the Company during the three and nine months ended March 31, 1996 was 5.08% and 4.91%, respectively, compared to 4.0% and 3.39%, respectively, for the corresponding periods in the prior year. The improvement in weighted average servicing spread resulted from a more favorable interest rate environment at the time the Company completed its most recent securitizations.

                      AAMES FINANCIAL CORPORATION
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND
1995
(continued)

     Commissions for the three and nine months ended March 31, 1996 increased to $4.2 million and $14.4 million, up 18% and 14%, respectively, when compared to the corresponding periods in the prior year. Commission revenue is primarily a function of the volume of Retail Loan originations and sales and the weighted average commission rate charged on such loans. Retail Loan originations for the three and nine months ended March 31, 1996 totaled $48.3 million and $149 million, up 60% and 37%, respectively, from $30.2 million and $109 million for the corresponding periods in the prior year. During the three and nine months ended March 31, 1996, the weighted average commission rates charged on Retail Loans decreased from 9.82% to 7.06% and 9.0% to 8.27%, respectively, when compared to the same periods in the prior year. The decrease in the weighted average commission rate was due to competitive pressures in the industry and the Company's expansion into states where market conditions dictate lower commission rates. The increase in volume of Retail Loan originations for the three and nine months ended March 31, 1996 was primarily attributable to the success of the Company's newer retail loan offices. Commissions for the three months ended March 31, 1996 include $851,000 of commissions related to Retail Loans originated before, but sold during, the three months ended March 31, 1996, and do not include $784,000 of commissions related to Retail Loans originated during the three months ended, and held for sale at, March 31, 1996. The Company also originates mortgage loans through its retail loan office network which generally neither meet the criteria for inclusion in the Company's securitization program nor are well suited for sale to private investors ("BROKERED LOANS"). Commissions on and the volume of Brokered Loans are significantly lower than those for Retail Loans and therefore did not have a material impact on the financial results of the Company over these periods.

     Loan service revenue for the three and nine months ended March 31, 1996 increased to $5.4 million and $13.2 million, up 149% and 128%, respectively, from the corresponding periods in the prior year. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio (i.e., the cash received by the Company in the form of retained servicing spread (including the normal servicing fee) less the amortization of the excess servicing receivable and mortgage servicing rights related to SFAS No. 122), in addition to prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans. The increase in loan service revenue was due primarily to the greater size of the portfolio of loans serviced. The Company's loan servicing portfolio increased to $1.0 billion at March 31, 1996, up 92% from the March 31, 1995 balance.

                     AAMES FINANCIAL CORPORATION
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND
1995
(continued)

     The following table sets forth delinquency and foreclosure experience of Retail Loans and Purchased Loans included in the Company's servicing portfolio for the periods indicated.

                              Nine Months Ended                Year Ended
                                   March 31,                     June 30,
                              -------------------           ----------------
                              1996           1995           1995          1994

Dollar amount of delinquent
     loans to loans serviced
     (period end) (1)(2)(3)
    1 Month                   4.87%          4.60%          3.88%         3.78%
    2 Months                  1.80%          1.90%          1.56%         1.61%
    3 + Months
      Not foreclosed (4)      8.11%          5.20%          5.00%         6.71%
      Foreclosed (5)          0.90%          1.90%          1.47%         3.58%
Dollar amount of loans
     foreclosed to loans
     serviced
     (period end)(2)(3)       0.42%          1.40%          1.08%         3.02%

Number of loans foreclosed      102            117            159           215

Principal amount at time
     of foreclosure of
     foreclosured loans(3)
     (in thousands)           $ 4,157       $ 4,858         $ 6,565     $11,528


(1)  Delinquent loans are loans for which more than one payment is due.
(2)  The delinquency and foreclosure percentages are calculated on the basis of
the total dollar amount of    mortgage loans originated or purchased by the
Company and serviced as of the end of the periods indicated.     The total
outstanding principal balance of such loans serviced by the Company as of the
end of any     indicated period includes many loans that will not have been
outstanding long enough to give rise to some      or all of the indicated
periods of delinquency
(3) Does not include loans for which only the servicing rights were purchased by the Company.
(4)  Loans for which foreclosure proceedings have not concluded.
(5) Properties acquired following a foreclosure sale and still serviced by the Company at period end.


     For the quarter ended March 31, 1996, losses on mortgage loans securitized and sold by the Company amounted to 0.056% on an annualized basis. From the inception of the Company's securitization program through March 31, 1996, losses on mortgage loans securitized and sold by the Company have totaled $692,000.
The Company has securitized and sold in the secondary market $52.5 million of loans in fiscal 1993, $107 million in fiscal 1994, $317 million in fiscal 1995 and $488 million during the nine months ended March 31, 1996. Although the significant growth in the Company's securitization program may result in increased losses, management believes that adequate reserves for such losses have been established. (See LIQUIDITY AND CAPITAL RESOURCES below.)

                      AAMES FINANCIAL CORPORATION
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND
1995
(continued)


     Fees and other revenue for the three and nine months ended March 31, 1996 increased to $2.7 million and $7.8 million, up 39% and 33%, respectively, from the corresponding periods in the prior year. Fees and other revenue consist primarily of fees received by the Company in the form of closing, appraisal and
underwriting fees, plus interest income.   Interest income increased due to
interest earned on a larger aggregate amount of loans held by the Company during the period from the origination or purchase of the loans until their securitization and sale.

EXPENSES

     The following table sets forth the components of the Company's expenses for the three and nine months ended March 31, 1996 and 1995:


                                   Three Months Ended   Nine Months Ended
                                        March 31,           March 31,
                                   ------------------   -----------------
                                   1996         1995      1996        1995
                                   ----         ----      ----        ----
                                     (In thousands)          (In thousands)

Compensation and
   related expenses             $  8,451     $ 4,597     $22,603      $13,252
Sales and advertising costs        4,943       2,580      12,430        6,831
General and administrative
     expenses                      3,828       1,782       8,926        5,291
Interest expense                   2,326       1,274       5,303        2,297
                               ---------   ---------   ---------    ---------
     Total expenses              $19,548     $10,233     $49,262      $27,671
                               =========   =========   =========    =========

     As a result of the Company's rapid growth, total expenses for the three and nine months ended March 31, 1996 increased to $19.5 million and $49.3 million, up 91% and 78%, respectively, when compared to the corresponding periods in the prior year. However, total expenses as a percentage of total revenue decreased to 59% and 58% for the three and nine months ended March 31, 1996, down from 71% and 70%, respectively, for the comparable periods last year.

     Compensation and related expenses for the three and nine months ended March 31, 1996 increased to $8.5 million and $22.6 million, up 84% and 71%, respectively, when compared to the corresponding periods in the prior year. These increases were the result of the addition of new personnel and increased commissions and bonuses paid to certain employees. Compensation and related expenses for the three months ended March 31, 1996 include $693,000 of deferred compensation related to loans originated but not sold in the previous quarter and do not include $674,000 of deferred compensation related to loans originated during the three months ended, and held for sale at, March 31, 1996.

                               AAMES FINANCIAL CORPORATION
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND
1995
(continued)

     Sales and advertising costs for the three and nine months ended March 31, 1996 increased to $4.9 million and $12.4 million, up 92% and 82%, respectively, when compared to the corresponding periods in the prior year. The increased advertising was due primarily to the Company's expansion in a number of states.

     General and administrative costs for the three and nine months ended March 31, 1996 increased to $3.8 and $8.9 million, up 115% and 69%, respectively, when compared to the corresponding periods in the prior year. These increases resulted primarily from start-up expenses related to the expansion of the Company's retail loan office network, as well as increased professional and insurance expenses. Because of growth and the addition of new personnel and management's expectation of continued Company expansion, a decision was made, subsequent to the close of the quarter, to relocate the corporate headquarters office in the second half of fiscal 1997. As a result, general and administrative expenses in the fourth quarter of fiscal 1996 will increase because of a one-time charge-off for abandonment of the remaining term of the Company's existing headquarters lease. Management does not expect such amount to exceed $2.0 million. Also as a result of its nationwide expansion, the Company entered into an airplane lease during the quarter which will result in an increase in general and administrative expenses not to exceed $550,000 in each quarter throughout the term of the lease.

     Interest expense for the three and nine months ended March 31, 1996 increased to $2.3 million and $5.3 million, up 83% and 131%, respectively, when compared to the corresponding periods in the prior year. These increases were due to interest paid on $115 million aggregate principal amount of the Company's 5.5% Convertible Subordinated Debentures due 2006 issued in February 1996 and on $23.0 million aggregate principal amount of the Company's 10.5% Senior Notes due 2002 issued in March 1995. Interest expense also increased as a result of increased borrowings under warehouse credit facilities used to fund the origination and purchase of loans prior to their securitization and sale in the secondary MARKET.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require continued access to short-term and long-term sources of cash. The Company's operating cash requirements include the funding of (i) loan originations and purchases prior to their securitization and sale, (ii) over-collateralization amounts in connection with the securitization and sale of loans, (iii) tax payments due on the recognition of excess servicing gain, (iv) fees and expenses incurred in connection with the securitization and sale of loans and (v) ongoing administrative and other operating expenses.

     Adequate credit facilities and other sources of fundings, including the ability of the Company to sell loans in the secondary market, are essential to the continuation of the Company's ability to originate and purchase loans. During the nine months ended March 31, 1996 and 1995, the Company used cash in the

                          AAMES FINANCIAL CORPORATION

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION
(continued)

approximate amounts of $571 million and $263 million, respectively, for loan originations and purchases. During the nine months ended March 31, 1996 and 1995, the Company received cash from the proceeds of the securitization and sale of loans and principal collected on loans of $533 million and $259 million, respectively. After utilizing available working capital, the Company borrows money under its warehouse credit facilities to fund its loan originations and purchases, then repays such borrowings as loans are securitized and sold. Upon the securitization and sale of loans and the subsequent repayment of short-term borrowings, the Company's warehouse credit facilities then become available to
fund additional loan originations  and  purchases.   The  Company  has  a  $100
million warehouse line of credit provided by an investment banking firm. This facility, which is secured by certain loans originated or purchased by the Company, bears interest at the rate of 0.875% over one-month LIBOR, is subject to periodic renewal by the lender and currently expires on June 14, 1996. In addition, the Company has a $100 million committed warehouse facility funded by a syndicate of six commercial banks. This facility is secured by certain loans originated or purchased by the Company, currently bears interest at the rate of 0.875% over one-month LIBOR and is renewable annually. The current commitment expires on December 26, 1996. Management expects, although there can be no assurance, that these facilities will continue to be available in the future.

     As indicated above, the Company's ability to continue to originate and purchase loans is dependent, in part, upon its ability to securitize and sell loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to purchase or sell loans for acceptable prices within reasonable periods of time.

     A prolonged, substantial reduction in the size of the secondary market for loans of the types originated and purchased by the Company may adversely affect the Company's ability to securitize and sell loans with a consequent adverse impact on the Company's profitability and ability to fund future originations and purchases.

     In addition, in order to gain access to the secondary market, the Company has relied on monoline insurance companies to provide financial guarantee insurance on the senior interests in the real estate mortgage investment conduit ("REMIC") trusts established by the Company. The Company has not attempted to structure a pool of loans for securitization and sale in the secondary market based solely on the internal credit enhancements of the pool of loans or the Company's limited credit. Any substantial reduction in the size or availability of the secondary market for the Company's loans or the unwillingness of monoline insurance companies to provide financial guarantee insurance for the senior interests in REMIC trusts could have a material adverse effect on the Company's financial position and results of operations. The form of pooling and servicing agreement for the REMIC trusts generally provides that the monoline insurance company insuring the senior interests in each REMIC may terminate the Company's

                         AAMES FINANCIAL CORPORATION
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION
(continued)

servicing rights, if among other things, the principal amount of loans included in the REMIC trust which are delinquent for 90 days or more (including properties acquired upon foreclosure and not sold) exceeds 11.5% of the aggregate principal amount of the loans included in such trust. At March 31, 1996, five of the Company's 16 REMIC trusts exceeded the foregoing delinquency standard, although no servicing rights have been terminated. There can be no assurance that delinquency rates with respect to these REMIC trusts will not exceed this standard in the future or, if exceeded, that the Company's servicing rights with respect to the mortgage loans in such trusts would not be terminated.

     As a result of increasing loan originations and purchases and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. The Company completed its first securitization transaction in the fourth quarter of fiscal 1992 and has completed a securitization transaction in each of its fiscal quarters since that time. The Company securitized and sold in the secondary market $201 million and $488 million of loans in the three and nine months ended March 31, 1996, respectively, compared to $91.3 million and $216 million in the corresponding periods of the prior year. The Company used $89.4 million and $22.4 million of cash in operations during the nine months ended March 31, 1996 and 1995, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of over-collateralization amounts. In addition, during the life of the related REMIC trusts, the Company subordinates a portion of the excess servicing spread otherwise due to it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. In connection with the securitizations effected during the three and nine months ended March 31, 1996, the initial over-collateralization amounts were $1.8 million and $3.8 million, respectively. The terms of the REMIC trusts generally require that all excess servicing spread otherwise payable to the Company during the early months of the trusts be used to repay the senior interests in order to increase over-collateralization to specified maximums (or, in the case of certain earlier securitizations, to increase cash reserve accounts). The accumulated amounts of such over-collateralization requirements and cash reserve accounts were $32.6 million at March 31, 1996 and are reflected on the Company's balance sheet as "Residual assets."

     In addition, the increasing use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of excess servicing gain recognized by the Company. During the three and nine months ended March 31, 1996, the Company recognized excess servicing gain in the amount of $21.0 million and $48.9 million, respectively, compared to $6.7 million and $15.1 million for the corresponding periods in the prior year. The recognition of excess servicing gain has a negative impact on the cash flow of the Company since the Company is required to pay federal and state income taxes on excess servicing gain in the period recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected.

     The Company has funded these cash requirements primarily from the sale of its equity and debt securities and from bank borrowings. In December 1991 and July 1993, the Company effected public offerings of its common stock with net proceeds to the Company aggregating $21.0 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the

                      AAMES FINANCIAL CORPORATION

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION
(continued)

Company of $22.0 million. In June 1995, the Company effected an additional public offering of its common stock with net proceeds to the Company of $40.0 million. In February 1996, the Company completed an offering of its 5.5 % Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million.

     The Company had cash and cash equivalents of approximately $42.8 million at March 31, 1996. Of this sum, $21.7 million was held in a restricted account in connection with the Company's most recent securitization, which amount was released to the Company in April 1996.

     Because the Company expects to continue to operate on a negative cash flow basis for the foreseeable future, it anticipates that it will need to effect additional debt or equity financings regularly. The type, timing and terms of financing selected by the Company will be dependent upon the Company's needs and availability of financing sources and prevailing conditions in the financial markets.



OUTLOOK

     Except for the historical information contained herein, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements, including those discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and under the caption, "Risk Factors," in the Company's Registration Statement (No. 33-91640) filed with the Securities and Exchange Commission.

                  AAMES FINANCIAL CORPORATION
OTHER INFORMATION
PART II

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

               (a)   Exhibits

               10.27 Employment Agreement, dated as of January 1, 1997, between the Registrantand Gary K. Judis.

               10.28 Employment Agreement, dated as of March 11, 1996, between the Registrant and Cary H. Thompson.

               10.29 Indenture, dated as of February 26, 1996, by and between the Registrant and The Chase Manhattan Bank, N.A., as trustee.

               10.30 Aircraft Lease Agreement, dated as of March 8, 1996, between C.I.T. Leasing Corporation, as lessor, and Oxford Aviation Corporation, Inc. ("OXFORD"), as lessee. Oxford is a wholly owned subsidiary of the Registrant.

               10.31 Corporate Guaranty Agreement, dated as of March 8, 1996, between the Registrant, as guarantor, and C.I.T. Leasing Corporation in connection with Exhibit 10.30.

               27.01     Financial Data Schedule

               (b)  Reports on Form 8-K:   Current Report on Form 8-K dated
                    January 23, 1996.

                     AAMES FINANCIAL CORPORATION

                            SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.








                              AAMES FINANCIAL CORPORATION

Date:     May 15, 1996        By:/s/    Gregory J. Witherspoon
                              --------------------------------
                                   Gregory J. Witherspoon
                                   Executive Vice President - Finance and
                                   Chief Financial Officer


                              By:/s/    Mark E. Elbaum
                              --------------------------------------
                                   Mark E. Elbaum
                                   Senior Vice President - Finance and
                                   Principal Accounting  Officer