Form 10-K
period 1996-06-30
AAMES FINANCIAL CORP/DE
filed 1996-09-16
CIK 879957

   As filed with the Securities and Exchange Commission on September 16, 1996.

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM ________ TO __________


                         COMMISSION FILE NUMBER 0-19604

                           AAMES FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      95-4340340
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                       3731 WILSHIRE BOULEVARD, 10TH FLOOR
                          LOS ANGELES, CALIFORNIA 90010
          (Address of principal executive offices, including ZIP Code)

                                 (213) 351-6100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                               Title of each Class

                         COMMON STOCK, PAR VALUE $0.001
                         PREFERRED STOCK PURCHASE RIGHTS
                          10.50% SENIOR NOTES DUE 2002

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each Class

                                      None

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---   ---

               Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

               At August 30, 1996, there were outstanding 15,829,824 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($47.25 per share) of the Registrant's Common Stock on the New York Stock Exchange was $747,959,184. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    Portions of Registrant's Proxy Statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

               Aames Financial Corporation (the "Company"), founded in 1954, is a consumer finance company engaged in the business of originating, purchasing, selling and servicing home equity mortgage loans secured by single family residences. The Company's principal market is credit-impaired borrowers who have significant equity in their homes but whose borrowing needs are not being met by traditional financial institutions due to credit exceptions or other factors. The Company focuses its efforts on collateral lending and believes that it originates and purchases a greater proportion of lower credit grade loans ("C-" and "D" loans) than most other lenders to credit-impaired borrowers. These lower credit grade loans are characterized by lower combined loan-to-value ratios and higher average interest rates than higher credit grade loans ("A-," "B" and "C" loans). The Company believes lower credit-quality borrowers represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risks assumed. Although the Company has historically experienced delinquency rates that are higher than those prevailing in its industry, management believes the Company's historical loan losses are generally lower than those experienced by most other lenders to credit-impaired borrowers because of the lower combined loan-to-value ratios on the Company's lower credit grade loans. The mortgage loans originated and purchased by the Company are generally used by borrowers to consolidate indebtedness or to finance other consumer needs rather than to purchase homes. Consequently, the Company believes that it is not as dependent as traditional mortgage bankers on levels of home sales or refinancing activity prevailing in its markets.

               The Company originates and purchases loans through three production channels. The Company has historically originated its loans through its retail loan office network. In 1994, the Company diversified its production channels to include a wholesale correspondent program which consisted initially of purchasing loans from other mortgage bankers and financial institutions underwritten in accordance with the Company's guidelines. In fiscal 1996, this program was expanded to include the purchase of loans in bulk from other mortgage bankers and financial institutions. On August 28, 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop"), which further diversified the Company's production channels to include the originations and purchase of mortgage loans from a network of independent mortgage brokers. While the Company intends to continue focusing on its traditional niche in the "C-" and "D" credit grade loans, the Company also intends to continue to diversify the loans it originates and purchases through its three production channels to include more "A-," "B" and "C" credit grade loans. The Company underwrites every loan it originates and re-underwrites and reviews appraisals on all loans it purchases. See "-- Mortgage Loan Production -- Underwriting."

               Substantially all of the mortgage loans originated and purchased by the Company are sold in the secondary market through public securitizations in order to enhance profitability, maximize liquidity and reduce the Company's exposure to fluctuations in interest rates. In a securitization, the Company recognizes a gain on the sale of loans securitized upon the closing of the securitization, but does not receive the excess servicing, which is payable over the actual life of the loans securitized. The excess servicing represents, over the estimated life of the loans, the excess of the weighted average interest rate on the pool of loans sold over the sum of the investor pass-through rate, normal servicing fee and the monoline insurance fee. The net present value of that excess (determined based on certain prepayment and loss assumptions) less transaction expenses is recorded as excess servicing gain or loss at the time of the closing of the securitization. The Company securitized and sold in the secondary market $107 million, $317 million and $791 million of loans in the years ended June 30, 1994, 1995 and 1996, respectively. Each of the Company's securitizations has been credit-enhanced by insurance provided by a monoline insurance company to receive ratings of "Aaa" by Moody's Investors Service and "AAA" from Standard & Poor's.

               The Company retains the servicing rights (collecting loan payments and handling borrower defaults) to substantially all of the loans it originates or purchases. At June 30, 1996, the Company had a servicing portfolio of $1.25 billion, 27% of which was serviced by subservicers. In fiscal 1996, the Company serviced directly all loans in its servicing portfolio which were secured by mortgaged properties located in Arizona, California, Colorado, Nevada, Oregon, Utah and Washington. Loans secured by properties located in other states were serviced through one or more subservicers which were paid a fee per loan and a participation in certain other fees paid by the borrowers. The Company will implement in fiscal 1997 a new servicing system which will provide the Company the capability to service in house all loans originated or purchased by it regardless of the state in which the mortgaged property is located. See "-- Loan Servicing."

BUSINESS STRATEGY

               The Company's strategy is to continue to build on its position as a leading lender to credit-impaired borrowers. The expansion of the Company's business over the last three years has been driven by the growth in the volume of loans originated and purchased by the Company and by the Company's ability to continue to access the capital markets to facilitate the sale of these loans through securitizations. The Company intends to pursue its growth strategy by
(i) continuing to expand its retail loan office network, wholesale correspondent program, and independent broker network, (ii) increasing its servicing portfolio and servicing capabilities; (iii) continuing to enhance its corporate and operating infrastructure and (iv) diversifying its funding sources. An important long-term goal of the Company's business strategy is to continue to build its excess servicing receivable, mortgage servicing rights and residual assets ("Excess Spread Receivables"). The Company believes that its investments in these assets yield attractive cash on cash returns. In addition, the Company believes its cash flow profile will change over time as the rate of loan production growth moderates and as the size of its servicing portfolio and its Excess Spread Receivables increases. In particular, the Company intends to employ the following strategies:

               Geographic Diversification. The Company plans to continue the geographic expansion of its loan production. During fiscal 1996, the Company expanded its retail loan office network into the Midwest and East and continued to expand its wholesale correspondent network. The Company intends to continue focusing on its expansion in the Midwest and East and to expand its loan purchasing capabilities by building new relationships with loan correspondents and, with the acquisition of One Stop, independent mortgage brokers nationwide with the goal of increasing market share in these areas.

               Diversification of Loan Production Channels. At the beginning of fiscal 1994, the Company originated virtually all of its mortgage loans through its retail loan office network. Since that time, the Company has been pursuing a strategy of diversifying its loan production. The Company has developed a wholesale correspondent program and has recently added a network of independent brokers as a production source when it acquired One Stop. The Company intends to increase production through each of these channels and to diversify the loans it originates and purchases to include more "A-," "B" and "C" credit grade loans.

               Increase Servicing Portfolio; Increase Margins and Develop Subservicing Capabilities. The Company plans to build the size of its servicing portfolio to provide a stable, and ultimately a significant, source of recurring revenue. On June 30, 1996, the Company's servicing portfolio was $1.25 billion, up 105% from $609 million at the end of the prior year. The Company expects to increase the size of its loan servicing portfolio by continuing to increase loan originations and purchases and completing new securitizations. To service this greater volume and to provide the Company with the capability of servicing its entire portfolio, the Company is investing in a new servicing system which is expected to be on line prior to the end of fiscal 1997. This new operation is expected to increase margins in the Company's servicing operations and to provide the Company with the capability of subservicing for other mortgage bankers, a potential new revenue source.

               Continue to Enhance Corporate and Operational Management and Infrastructure. From June 30, 1994 to June 30, 1996, the Company's revenues and net income grew 255% and 485%, respectively, and its employee base grew from 303 employees at June 30, 1994 to 672 employees at June 30, 1996. To support this significantly larger operation, the Company has invested in additional corporate and operating management and infrastructure. The Company has also expanded its telemarketing operations, including a predictive dialer system which is expected to be fully operational in fall 1996.

               Continue to Diversify Funding Sources. The Company intends to continue to expand and diversify its funding sources by adding additional warehouse and residual financing facilities and seeking to increase the advance rates on existing and new facilities. In addition, the Company intends to obtain higher credit ratings by improving its financial condition and operating results. The Company believes that higher credit ratings, as well as obtaining higher advance rates on warehouse and residual facilities, should improve the Company's cash flow over time. In particular, higher credit ratings could facilitate the Company's use of letters of credit in lieu of cash in overcollateralization accounts, and the Company's obtaining debt financing at a lower cost. In addition, the Company intends to improve its liquidity by exploring alternatives, including: (i) whole loan sales, (ii) monetization of the excess servicing receivable asset (including sale of interest-only strips), and (iii) use of senior/subordinated securitization structures which may be more cash flow efficient than buying monoline insurance. The Company also believes it will improve its cash flow by improving the efficiency of its servicing operations and realizing overall operating leverage over time as cash expenses grow at a slower rate than cash receipts.

RECENT DEVELOPMENTS

               One Stop Acquisition. On August 28, 1996, the Company acquired One Stop, a residential mortgage lender specializing in originating and purchasing home equity mortgage loans made to credit-impaired borrowers from a network of independent mortgage brokers. At August 31, 1996, One Stop operated in 26 states out of 24 offices. The acquisition is part of the Company's strategy to diversify its mortgage loan production sources and to expand the geographic scope of its operations. The acquisition was accomplished through the merger of a wholly-owned subsidiary of the Company into One Stop, in a tax-free exchange accounted for as a pooling-of-interests.

               Under the terms of the acquisition, each outstanding share of One Stop Common Stock was converted into the right to receive 16,479.4 shares of the Company's Common Stock. The Company issued 2.3 million shares of its Common Stock, representing approximately 14.7% of its issued and outstanding shares (after giving effect to the acquisition), 102,750 shares of which have been placed in escrow pursuant to an escrow agreement as security for the indemnification obligations of One Stop and its principal stockholder, to be released on August 28, 1997. The Company has agreed to use its best efforts to file certain registration statements under the Securities Act covering approximately 1.0 million of the shares of its Common Stock issued in connection with the acquisition. Additionally, the Company assumed options granted to key employees to purchase approximately 375,000 shares.

                For the three month period ended July 31, 1996, One Stop's loan originations and purchases totaled approximately $126 million. Neil Kornswiet, the founder of One Stop, will continue as President, Chief Executive Officer and Chairman of the Board of Directors of One Stop (which will be operated as a separate subsidiary under the name, "One Stop Mortgage, Inc.") under a five year employment contract. Mr. Kornswiet will also serve as Executive Vice President of the Company and will serve on its Board of Directors.

               Recent Financings. Since June 30, 1996, the Company has entered into or renewed warehouse financing facilities, bringing its aggregate warehousing capacity under all of its warehouse credit facilities at September 10, 1996 to $675 million, and has entered into a $50.0 million credit facility secured by certain excess servicing receivables.

MORTGAGE LOAN PRODUCTION

               The Company's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity which is typically secured by a first mortgage on the borrower's residence with either a fixed or adjustable rate. Non-conforming home equity loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and that cannot be marketed to agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. In addition, the Company offers junior mortgages and other products in order to meet a wide variety of borrower needs. In fiscal 1996, the Company obtained its loans through two primary channels: its retail loan office network, through which loans are originated by the Company out of its 50 retail loan offices located in 17 states, and its wholesale correspondent program, through which loans are purchased from mortgage bankers and other financial institutions. With the acquisition of One Stop on August 28, 1996, the Company expanded its loan production channels to include a network of independent mortgage brokers, from which loans are submitted to One Stop for funding or purchase.

               The following table illustrates the sources of the Company's loan production, excluding loans originated or purchased by One Stop during fiscal 1996 in the aggregate amount of $320 million:


                                                       FISCAL YEARS ENDED JUNE 30,
                                               ------------------------------------------
                                                  1994           1995             1996
                                               ---------      ----------      -----------
                                                            (IN THOUSANDS)
Retail loans:
   Total dollar amount                          $130,200        $148,200        $220,900
   Number of loans                                 3,373           3,734           4,792
   Average loan amount                          $   36.6        $   39.7        $   46.0
   Average initial combined loan to value             52%             55%             60%
   Weighted average interest rate                   10.3%           11.8%           11.0%

Wholesale correspondent program:
   Total dollar amount                          $ 19,700        $206,800        $628,200
   Number of loans                                   265           2,314           7,166
   Average loan amount                          $   74.3        $   89.4        $   87.7
   Average initial combined loan to value             NM              65%             66%
   Weighted average interest rate                     NM            11.4%           11.7%

Total loans:
   Total dollar amount                          $149,900        $355,000        $849,100
   Number of loans                                 3,638           6,048          11,958
   Average loan amount                          $   41.2        $   58.7        $   71.0
   Average initial combined loan to value             52%             61%             64%
   Weighted average interest rate                   10.3%           11.6%           11.5%


               Retail Loan Office Network. The Company originates home equity mortgage loans through its network of retail loan offices which, at August 31, 1996, consisted of 50 retail loan offices located in 17 states. The Company is aggressively pursuing a strategy of expanding its retail loan office network beyond the 36 offices located in California and the other Western states. Of the Company's 50 retail loan offices, seven are located in the Midwest and seven are located along the East Coast. The Company believes that it has significant additional expansion opportunities in these and other areas.

               The Company selects areas in which to introduce or expand its retail presence on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company. Typically, new office locations have become profitable within 90 days of opening.

               The Company's expansion of its retail loan office network has resulted in significant increases in retail loan production over the last three fiscal years. The Company originated $130 million, $148 million and $221 million of mortgage loans through this network in fiscal 1994, 1995 and 1996, respectively.

               The Company generates applications for loans through its retail loan office network principally through a multimedia advertising program, which includes the use of direct mailings to homeowners, radio and television advertising, yellow-page listings, and telemarketing. The Company believes that its advertising campaigns establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of advertising.

               The Company's advertising invites prospective borrowers to call its headquarters office through the Company's toll-free telephone numbers. On the basis of an initial screening conducted at the time of the call, the Company's customer service representative makes a preliminary determination of whether the customer and the property meet the Company's lending criteria, schedules an appointment with an appraiser and refers the customer to the most conveniently located retail loan office.

               The Company's loan officer at the local retail loan office assists the applicant in completing the loan application, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. The loan package is then forwarded to the Company's headquarters office for review by underwriters and for loan approval. If the loan package is approved, the loan is funded by the Company. The Company's loan officers are trained to structure loans that meet the applicant's needs, while satisfying the Company's lending guidelines. If an applicant does not meet the guidelines for the loan applied for, a different loan that may also serve the applicant's needs is usually suggested.

               Through its retail loan office network, the Company also takes applications from prospective borrowers who respond to the Company's advertising but fall outside the Company's target market. These loans may be brokered to other institutional lenders or to private investors. In these cases, the Company receives brokerage commissions on loans actually funded.

               Wholesale Correspondent Program. The Company purchases closed loans from mortgage bankers and other financial institutions on a continuous or "flow" basis, and through bulk purchases. In fiscal 1996, 74% of the Company's loan production came from these sources. The Company believes that its wholesale correspondent program represents a cost effective means to increasing loan production. Although the Company purchases mortgage loans from a variety of sources, one correspondent represented approximately 32% of total mortgage loans purchased in fiscal 1996.

               Independent Broker Network. On August 28, 1996, the Company acquired One Stop, and thereby expanded its mortgage loan production sources to include a network of independent mortgage brokers. Under this program, the independent mortgage broker identifies the potential applicant, assists the applicant in completing the loan application and submits the application with the other documents constituting the completed loan package to One Stop for underwriting and loan approval. Prior to its acquisition by the Company, a substantial portion of the loans originated or purchased by One Stop were "A-," "B," or "C" loans. Beginning in September 1996, One Stop intends to increase the percentage of "C-" and "D" loans originated and purchased by it. All loans originated by One Stop will be underwritten in accordance with the Company's underwriting guidelines. Once approved, the loan is funded or purchased by One Stop directly.

               Consistent underwriting, quick response times and personal service are critical to successfully producing loans through independent mortgage brokers. To meet these requirements, One Stop operates out of 24 offices to service the needs of the independent brokers and loan applicants. One Stop strives to provide quick response time to the loan application (generally within 24 hours). In addition, loan consultants and loan processors are available in the offices to answer questions, assist in the loan application process and facilitate ultimate funding of the loan.

               Underwriting. The Company underwrites every loan it originates and re-underwrites each loan it purchases, in each case, either utilizing its staff consisting at August 31, 1996 of 157 full-time appraisers, or a Company-qualified contract appraiser. The Company's underwriting guidelines are designed to assess the adequacy of the real property as collateral for the loan and the borrower's creditworthiness. An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the ratio (the "combined loan-to-value ratio") of all mortgages existing on the property (including the loan applied for) bear to the appraised value of the property at the time of origination. As a lender that specializes in loans made to credit-impaired borrowers, the Company ordinarily makes home equity mortgage loans to borrowers with credit histories or other factors that would typically disqualify them from consideration for a loan from traditional financial institutions. Consequently, the Company's underwriting guidelines generally require substantially lower combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution. Creditworthiness is assessed by examination of a number of factors, including calculation of debt-to-income ratios, which is the sum of the borrower's normal monthly expenses divided by the borrowers's monthly income before taxes and other payroll deductions, an examination of the borrower's credit history through standard credit reporting bureaus, and by evaluating the borrower's payment history with respect to existing mortgages, if any, on the property.

               The underwriting of a mortgage loan to be originated or purchased by the Company includes a review of the completed loan package, which includes the loan application, a current appraisal, a preliminary title report and a credit report. All loan applications and all closed loans offered to the Company for purchase must be approved by the Company in accordance with its underwriting criteria. On an exception basis, and approval of the Company's underwriters, home equity mortgage loans may be made that do not conform to the Company's guidelines but only with the approval of a senior underwriter or by an executive officer of the Company. The Company regularly reviews its underwriting guidelines and makes changes when appropriate to respond to market conditions, because of the poor performance of loans representing a particular loan product or to respond to changes in laws or regulations. In September 1996, the Company changed its underwriting guidelines to eliminate one loan purchase product known as the "no documentation - salaried employee" loan product in the "C-" and "D" credit grades because of what management believed to be the higher than average delinquency rates experienced on such loans, raised the combined loan-to-value ratios of its "A-" credit grade loans to conform to market conditions and lowered the combined loan-to-value ratios for its "C-" and "D" credit grade loans made in certain judicial foreclosure states in recognition of the greater length of time it takes in such states to complete the foreclosure process.

               All appraisals in connection with loans originated by the Company through its retail loan office network are performed by Company appraisers. The Company's appraisers determine a property's value by reference to the sales prices of comparable properties recently sold, adjusted to reflect the condition of the property as determined through inspection. Loans purchased as part of the Company's wholesale correspondent program are reviewed by Company appraisers or Company-qualified contract appraisers, to assure that they meet the Company's standards. All of the Company's appraisers are full-time employees of the Company and compensated by salary and a bonus that is not dependent on completion of loan transactions.

               The Company requires title insurance coverage issued on an ALTA form of title insurance on all properties securing mortgage loans it originates or purchases. The loan originator and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to maintain hazard and, in certain instances, flood insurance, in an amount sufficient to cover the new loan and any senior mortgage, subject to the maximum amount available under the National Flood Insurance Program.

               Quality Control. The Company's quality control program is intended to (i) monitor and improve the overall quality of loan production generated by the Company's retail loan office network and its wholesale correspondent program or loans presented or purchased from its independent broker network and (ii) identify and communicate to management existing or potential underwriting and loan packaging problems or areas of concern. The quality control file review examines compliance with the Company's underwriting guidelines and federal and state regulations. This is accomplished by focusing on: (i) the accuracy of all credit and legal information; (ii) a collateral analysis which may include a desk or field re-appraisal of the property and review of the original appraisal; (iii) employment and/or income verification; and (iv) legal document review to ensure that the necessary documents are in place.

               Credit Grades. The Company believes that it originates a greater proportion of lower credit quality loans ("C-" and "D" loans) than other lenders who lend to credit-impaired borrowers and as a result has historically experienced delinquency rates that are higher than those generally prevailing in its industry. However, the Company has not historically experienced significant loan losses because its loan portfolio has been characterized by relatively low combined loan-to-value ratios. The weighted average initial combined loan-to-value ratio of loans in its servicing portfolio at June 30, 1994, 1995 and 1996 was 56%, 59% and 63%, respectively. The increase in weighted average combined loan-to-value ratios at June 30, 1996 reflected a changing mix in the mortgage loans in the servicing portfolio to include a greater proportion of first mortgages and higher credit grade loans.

               The following chart generally outlines certain parameters of the credit grades of the Company's underwriting guidelines at September 10, 1996:

- ----------------------------------------------------------------------------------------------------------------------------------
                        "A-" CREDIT            "B" CREDIT            "C" CREDIT             "C-" CREDIT         "D" CREDIT
                        GRADE                  GRADE                 GRADE                  GRADE               GRADE
- ----------------------------------------------------------------------------------------------------------------------------------
GENERAL                 Has good               Pays the              Marginal credit        Marginal credit     Designed to
REPAYMENT               credit but             majority of           history which          history not         provide a
                        might have             accounts on           is offset by           offset by other     borrower with
                        some minor             time but has          other positive         positive            poor credit
                        delinquency.           some 30-              attributes.            attributes.         history an
                                               and/or 60-day                                                    opportunity to
                                               delinquency.                                                     correct past
                                                                                                                credit
                                                                                                                problems
                                                                                                                through lower
                                                                                                                monthly
                                                                                                                payments.
- ----------------------------------------------------------------------------------------------------------------------------------
EXISTING                Current at             Current at            Cannot exceed          Must be paid        Must be paid
MORTGAGE                application            application           four 30-day            in full from        from loan
LOANS                   time and a             time and a            delinquencies          loan proceeds       proceeds.
                        maximum of             maximum of            or one 60-day          and no more         Rating not a
                        two 30-day             four 30-day           or multiple 30-        than 119 days       factor.
                        delinquencies          delinquencies         day                    delinquent.
                        in the past 12         in the past 12        delinquencies
                        months.                months.               in the past 12
                                                                     months.
- ----------------------------------------------------------------------------------------------------------------------------------
NON-MORTGAGE            Major credit           Major credit          Major credit           Major and           Major credit
CREDIT                  and installment        and installment       and installment        minor credit        delinquency is
                        debt should be         debt can              debt can               delinquency is      acceptable.
                        current but            exhibit some          exhibit some           acceptable, but
                        may exhibit            minor 30-             minor 60-              must
                        some minor             and/or 60-day         and/or 90-day          demonstrate
                        30-day                 delinquency.          delinquency.           some payment
                        delinquency.                                                        regularity.
                                               Minor credit          Minor credit
                        Minor credit           may exhibit up        may exhibit
                        may exhibit            to 90-day             more serious
                        some minor             delinquency.          delinquency.
                        delinquency.
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY              Charge-offs,           Discharged            Discharged             Discharged          Current
FILINGS                 judgments,             more than two         more than two          prior to            bankruptcy
                        liens, and             years with            years with             closing.            must be paid
                        former                 reestablished         reestablished                              through loan.
                        bankruptcies           credit.               credit.
                        are
                        unacceptable.
- ----------------------------------------------------------------------------------------------------------------------------------
DEBT SERVICE-           Generally not          Generally not         Generally not          Generally not       Generally not
TO-INCOME               to exceed              to exceed             to exceed              to exceed           to exceed
RATIO                   45%.                   50%.                  50%.                   55%.                60%.


- ----------------------------------------------------------------------------------------------------------------------------------
MAXIMUM                 Generally 85%          Generally 80%         Generally 70%          Generally 65%       Generally 65%
LOAN-TO-                for a 1 to 4           for a 1 to 4          for a 1 to 4           for a 1 to 4        for a 1 to 4
VALUE RATIO:            family                 family                family                 family              family
                        dwelling               dwelling              dwelling               dwelling.           dwelling.
       NON-             residence; 70%         residence; 65%        residence; 65%
       OWNER            for a                  for a                 for a
       OCCUPIED         condominium.           condominium.          condominium.
- ----------------------------------------------------------------------------------------------------------------------------------
       NON-             Generally 70%          Generally 65%         Generally 65%          N/A                 N/A
       OWNER            for a 1 to 2           for a 1 to 2          for a 1 to 2
       OCCUPIED         family                 family                family
                        dwelling; 65%          dwelling; 60%         dwelling; 60%
                        for a 3 to 4           for a 3 to 4          for a 3 to 4
                        family.                family.               family.
- ----------------------------------------------------------------------------------------------------------------------------------

               The following tables present certain information on the Company's loan originations through its retail loan office network and loan purchases through its wholesale correspondent program during fiscal 1995 and fiscal 1996:

                 Loan Originations and Purchases in Fiscal 1995

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Weighted
                                                                                                                        Average
                                     Dollar Amount of                    % of                     Weighted Average      Interest
     Credit Grade                          Loan                         Total                       Loan-to-Value         Rate
- ----------------------------------------------------------------------------------------------------------------------------------
       A-                                           111,808,000          31%                             63%             10.6%
       B                                             55,338,000          16%                             65%             11.1%
       C                                             70,515,000          20%                             59%             11.7%
       C-                                            53,635,000          15%                             62%             12.2%
       D                                             63,629,000          18%                             58%             13.3%
                           ------------------------------------     --------------
       TOTAL               $                        354,925,000          100%
- ----------------------------------------------------------------------------------------------------------------------------------


                                                      Loan Originations and Purchases in Fiscal 1996
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Weighted
                                                                                                                        Average
                                     Dollar Amount of                    % of                     Weighted Average      Interest
     Credit Grade                          Loan                         Total                       Loan-to-Value         Rate
- ----------------------------------------------------------------------------------------------------------------------------------
       A-                  $                        224,943,000          26%                             68%             10.2%
       B                                            143,700,000          17%                             68%             10.6%
       C                                            139,329,000          16%                             63%             11.5%
       C-                                           106,067,000          12%                             63%             12.1%
       D                                            235,018,000          27%                             61%             13.1%
                           ------------------------------------     --------------
       TOTAL               $                        849,057,000          100%
- ----------------------------------------------------------------------------------------------------------------------------------


SECURITIZATION OF LOANS

               The primary funding strategy of the Company is to securitize and sell mortgage loans originated or purchased by the Company. Securitization is a cost competitive source of capital compared to other debt financing sources available to the Company. Through June 30, 1996, the Company had completed 17 securitizations totaling $1.3 billion. The Company's operations have been restructured in recent years specifically for the purpose of efficiently originating, purchasing, underwriting and servicing loans for securitization in order to meet the requirements of rating agencies, credit enhancers and investors. The Company generally seeks to complete a securitization once each quarter. The Company applies the net proceeds of the securitization to pay down its warehouse facilities in order to make these facilities available for future funding of mortgage loans.

               In a securitization, the Company sells the loans that it has purchased or originated to a real estate mortgage investment conduit ("REMIC") for a cash purchase price and an interest in the loans securitized (in the form of "excess servicing"). The cash purchase price is raised through an offering of senior pass-through certificates by the trust. Following the securitization, the purchasers of the senior certificates receive the principal collected and the investor pass-through interest rate on the certificate balance, while the Company receives the excess servicing. The excess servicing is typically a certificated security in the form of a residual certificate, which generally represents the excess servicing on the loans. The excess servicing represents, over the estimated life of the loans, the excess of the weighted average interest rate on the pool of loans sold over the sum of the investor pass through rate, normal servicing fee and the monoline insurance fee. The net present value of that excess (determined based on certain prepayment and loss assumptions) less transaction expenses is recorded as excess servicing gain or loss at the time of the closing of the securitization.

               The purchasers of the senior certificates receive a credit-enhanced security. The Company's securitizations have been enhanced generally through two sources: (i) subordination of an amount of excess servicing retained by the Company and (ii) an insurance policy provided by an AAA/Aaa-rated monoline insurance company. As a result, each offering of senior certificates receives ratings of AAA from Standard & Poor's and Aaa from Moody's Investors Service.

               Each pooling and servicing agreement that the Company has entered into in connection with its securitizations requires either the establishment of a reserve account that may initially be funded by cash deposited by the Company or the overcollateralization of the REMIC trust. The Company's interest in each overcollateralization amount and reserve account is reflected on the Company's Consolidated Financial Statements as "residual assets." If payment defaults exceed the amount of the overcollateralization or the reserve account, as applicable, the monoline insurance company policy will pay any further losses experienced by holders of the senior interests in the related REMIC trust. To date, there have been no claims on any monoline insurance company policy obtained in any of the Company's securitizations.

               In connection with its securitizations, the Company typically enters into an agreement pursuant to which it agrees to sell loans to the trust in the future at an agreed-upon price (the "pre-funding"). The pre-funding locks in the price agreed upon with investors on the pricing date (typically five business days prior to the closing date of the securitization) for a period of generally 30 days. In a pre-funding arrangement, the Company typically delivers approximately 75% of the loans sold at the closing and the remainder generally within 30 days after the closing.

LOAN SERVICING

               Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, handling borrower defaults and liquidating foreclosed properties. The Company retains the servicing rights to substantially all of the loans it originates or purchases. The following table sets forth certain information regarding the Company's servicing portfolio for the periods indicated:

                                                                        FISCAL YEARS ENDED JUNE 30,
                                                   ----------------------------------------------------------------------
                                                           1994                       1995                    1996
                                                   ---------------------      --------------------     ------------------
                                                                               (IN THOUSANDS)
Loans added to the servicing portfolio...........  $             213,900      $            354,900     $          849,100
Servicing portfolio (period end).................                381,800                   608,700              1,250,400
Loan service revenue (1).........................                  6,099                     8,246                 18,185



- -------------------------
(1) For a description of loan service revenue, see Note 1 of Notes to Consolidated Financial Statements.


               In fiscal 1996 the Company directly serviced all loans in its servicing portfolio which were secured by mortgaged properties located in Arizona, California, Colorado, Nevada, Oregon, Utah and Washington. Loans secured by properties located in other states were serviced through one or more subservicers which were paid a fee per loan and a participation in certain other fees paid by the borrowers. The Company is in the process of implementing a new servicing system which will provide the Company the capability to service in-house all loans originated or purchased by it regardless of the state in which the mortgaged property is located. This new servicing system is expected to be implemented in fiscal 1997. The Company's new servicing system will also provide the Company the capability of subservicing on behalf of other mortgage lenders. The Company intends to offer this service in fiscal 1998. The Company believes that the successful implementation of its new servicing system will provide it with improved margins on its servicing and potentially a new source of servicing revenue.

               The pooling and servicing agreements between the Company and the REMIC trusts established in connection with securitizations typically require the Company advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related REMIC trust to the extent the Company deems such advances of interest to be ultimately recoverable. No advances are made for interest if the Company deems that the advances are not ultimately recoverable and no advances are made for payments of principal. Realized losses on the loans are paid out of the related reserve account or paid out of principal and interest payments on overcollateralized amounts as applicable, and if necessary, from the related monoline insurance company policy.

               The pooling and servicing agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company which insures the senior interests in the related REMIC trust (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company's failure to perform its obligations under the pooling and servicing agreement, the rate of over 90-day delinquency (including properties acquired on foreclosure and not sold) exceeding specified limits, losses on foreclosure exceeding certain limits, any payment being made by the monoline insurance company under its policy, and certain events of bankruptcy or insolvency. Serviced loans subject to such agreements represented approximately 84% (by dollar volume) of the Company's servicing portfolio at June 30, 1996. At June 30, 1996, four REMIC trusts representing approximately 23% (by dollar volume) of the Company's servicing portfolio exceeded the foregoing delinquency rate, although the servicing rights of the Company have not been terminated. See "Item 7. Management's Discussion and Analysis of Financial Condition -- Risk Factors -- Delinquencies; Negative Impact on Cash Flow; Right to Terminate Normal Servicing."

               The Company receives a servicing fee based on a percentage of the declining principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrower's monthly payments. In addition, the Company, as servicer, generally receives all late and assumption charges paid by the borrower, as well as other miscellaneous fees for performing various loan servicing functions. The Company also generally receives any prepayment fees paid by borrowers.

               The Company's servicing portfolio is subject to reduction by normal monthly payments, by prepayment and by foreclosure. It is the Company's strategy to build and retain its servicing portfolio. In general, revenue from the Company's loan servicing portfolio may be adversely affected as interest rates decline and loan prepayments increase. This effect has historically been partially offset by increases in prepayment fee income received from borrowers. In some states in which the Company currently operates, prepayment fees may be limited or prohibited by applicable law. In addition, the Company's ability to collect prepayment fees under certain circumstances will be restricted in future periods under federal regulations which went into effect in 1995. See "--Regulation."

               The following table illustrates the mix of credit grades in the Company's servicing portfolio as of June 30, 1996:

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Weighted        Weighted
                                             Dollar Amount of                                          Average          Average
       Credit Grade                                Loan                                % of Total   Loan-to-Value    Interest Rate
- ---------------------------------------------------------------------------------------------------------------------------------
      A-                                 $             308,901,000                        25 %            66 %          10.4 %

      B                                                185,892,000                        15 %            67 %          10.8 %

      C                                                192,051,000                        15 %            62 %          11.6 %

      C-                                               144,565,000                        12 %            62 %          12.1 %

      D                                                291,592,000                        23 %            60 %          12.9 %

      Other                                            127,406,000                        10 %            55 %          12.2 %
                                                                                       -----
                                        ---------------------------
      Total                              $           1,250,407,000                       100 %
- ---------------------------------------------------------------------------------------------------------------------------------


COLLECTIONS, DELINQUENCIES AND FORECLOSURES

               The Company sends borrowers a monthly billing statement ten days prior to the monthly payment due date. Although borrowers generally make loan payments within ten to fifteen days after the due date (the "grace period"), if a borrower fails to pay the monthly payment within the grace period, the Company commences collection efforts by notifying the borrower of the delinquency. (In the case of borrowers in the "C-" and "D" credit grades, collection efforts begin approximately six days after the due date.) If the loan remains unpaid, the Company will contact the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

               As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower shortly after the due date of the next subsequently scheduled installment, providing 30 days' notice of impending foreclosure action. During the 30-day notice period, collection efforts continue. However, if no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, the Company will have commenced foreclosure proceedings when a loan is 45 to 60 days delinquent.

               Servicing and collection practices change over time in accordance with, among other things, the Company's business judgment, changes in portfolio performance and applicable laws and regulations.

               Loans originated or purchased by the Company are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and must pay the loan in full to prevent the scheduled foreclosure sale.

               Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender's lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the Company often purchases the property from the trustee or referee for an amount equal to the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Depending upon market conditions, the ultimate proceeds of the sale may not equal the Company's investment in the property.

               The following table sets forth delinquency and foreclosure experience of loans originated and/or purchased included in the Company's servicing portfolio for the periods indicated:

                                                                                   FISCAL YEARS ENDED JUNE 30,
                                                                      ------------------------------------------------------
                                                                            1994                1995               1996
                                                                      ----------------    ----------------    --------------
Percentage of dollar amount of delinquent loans to loans
  serviced (period end) (1) (2) (3)
     One Month...................................................                  3.8%                3.9%              4.9%
     Two Months..................................................                  1.6%                1.5%              1.8%
     Three or More Months:
       Not foreclosed (3) (4)....................................                  6.7%                5.0%              8.0%
       Foreclosed ...............................................                  3.6%                1.5%              1.0%
                                                                      ----------------    ----------------    --------------
               Total.............................................                 15.7%               11.9%             15.7%
                                                                      ================    ================    ==============


Percentage of dollar amount of loans foreclosed to loans
  serviced (period end) (2)........................................................         3.0%           1.2%            1.2%
Number of loans foreclosed.........................................................         215            159             221
Principal amount at time of foreclosure of foreclosed loans (in thousands).........   $  11,528        $ 6,675        $ 14,349
Net losses on foreclosed loans included in pools (in thousands)....................   $       0        $    92        $    922


- ----------------------
(1)      Delinquent loans are loans for which more than one payment is due.
(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company, or the Company and any subservicers, as applicable, as of the end of the periods indicated.
(3) At June 30, 1996, the dollar volume of loans delinquent more than 90 days in the Company's four REMIC trusts formed during the period from December 1994 to September 1995 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could result in the termination of the Company's normal servicing rights with respect to the loans in these trusts, although to date no servicing rights have been terminated, negatively affect the Company's cash flows and adversely influence the Company's assumptions underlying the excess servicing gain (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Delinquencies; Negative Impact on Cash Flow; Right to Terminate Normal Servicing").
(4) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

               The Company's servicing portfolio has grown over the periods presented. However, because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures.


COMPETITION

               In addition to competing with other consumer finance lenders, mortgage bankers and mortgage brokers, the Company competes with financial institutions that have substantially greater financial resources than the Company. Although some traditional financial institutions are aggressively promoting and pricing home equity loans and attempting to increase the percentage of their portfolios consisting of consumer real estate loans, the Company does not believe that these trends have had a material impact on its competitive position. The Company competes by emphasizing customer service on a timely basis to attract borrowers whose needs are not generally met by traditional financial institutions and by placing a greater emphasis on the equity value of the property securing the loan. Nevertheless, there can be no assurance that the Company will not face increased competition from such institutions.

Further, a number of the Company's competitors have recently increased their access to the capital markets, which helps foster their growth and therefore increases competition.

REGULATION

               The operations of the Company are subject to extensive regulation, supervision and licensing by federal, state and local government authorities. Regulated matters include, without limitation, loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices.

               The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. The Company's activities as a lender are also subject to various federal laws including, among others, the Truth in Lending Act ("TILA"), the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act and the Fair Credit Reporting Act of 1970, as amended ("FCRA").

               The TILA and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions including loans of the type originated by the Company. Management of the Company believes that it is in compliance with TILA in all material respects.

               In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act made certain amendments to TILA. The TILA Amendments, which became effective in October 1995, generally apply to mortgage loans with
(i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400 or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing U.S. treasury securities. Loans covered by the TILA Amendments are known as "Section 32 loans."

               The TILA Amendments impose additional disclosure requirements on lenders originating Section 32 loans and prohibit lenders from originating
Section 32 loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. In accordance with TILA Amendments, the Company applies underwriting criteria that take into consideration the borrower's ability to repay to all Section 32 loans.

               The TILA Amendments also prohibit lenders from including prepayment fee clauses in Section 32 loans to borrowers with a debt-to-income ratio in excess of 50%. In addition, a lender that refinances a Section 32 loan previously made by such lender will not be able to enforce any prepayment penalty clause contained in such refinanced loan. The Company reported $1.9 million, $2.0 million and $3.2 million in prepayment fee revenue in fiscal 1994, 1995 and 1996, respectively. The Company will continue to collect prepayment fees on loans originated prior to the effectiveness of the TILA Amendments and on non-Section 32 loans as well as on Section 32 loans in permitted circumstances following the effectiveness of the TILA Amendments. The TILA Amendments impose other restrictions on Section 32 loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

               The Company is also required to comply with the ECOA, which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increases as a result of information obtained from a consumer credit agency, another statute, the FRCA requires the lender to supply the applicant with a name and address of the reporting agency. The Company is also subject to the Real Estate

Settlement Procedures Act and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

               In the course of its business, the Company may acquire properties as a result of foreclosure. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

               The Company is also subject to various other federal and state laws regulating the issuance and sale of securities, relationships with entities regulated by the Employee Retirement Income Security Act of 1974, as amended, and other aspects of its business.

               The laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, purchase, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

EMPLOYEES

               At June 30, 1996, the Company employed 672 persons. The Company has satisfactory relations with its employees.

ITEM 2.  PROPERTIES

               The executive and administrative offices of the Company are located at 3731 Wilshire Boulevard, Los Angeles, California, and consist of approximately 101,000 square feet. The lease on these premises extends through July 31, 2000. The Company intends to relocate its corporate executive offices to Downtown Los Angeles in May 1997 under a lease that will expire in May 2007 and intends to sublease its current facility for the remainder of the term of its lease. The executive and administrative offices of One Stop are located at 200 Baker Street, Costa Mesa, California, and consist of approximately 19,544 square feet. The lease on these premises extends through November 8, 1998.

               The Company and One Stop also lease space for their loan offices. These facilities aggregate approximately 135,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between 1996 and 2001, and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3.  LEGAL PROCEEDINGS

               The Company is involved in litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               No matter was submitted during the fourth quarter of fiscal 1996 to a vote of the security holders of the Company.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               In November 1995, the Company's Common Stock began trading under the symbol "AAM" on the New York Stock Exchange (NYSE). Prior to that time, the Company's Common Stock was quoted on the NASDAQ National Market System. The following table sets forth the range of high and low sale prices per share for the periods indicated.

                                                                                                             CASH
                                                            HIGH                     LOW                   DIVIDEND
                                                     -------------------      -----------------       -------------------
            FISCAL 1996
                           Fourth Quarter                             37                 24 1/8       $               .05
                           Third Quarter                          25 1/8                 16 1/4                       .05
                           Second Quarter                         24 1/2                 16 1/8                       .05
                           First Quarter                          19 1/2                 11 1/2                       .05
            FISCAL 1995
                           Fourth Quarter                         12.5                    7.25        $               .05
                           Third Quarter                           8.75                   5.25                        .05
                           Second Quarter                          6                      5.25                        .05
                           First Quarter             $             6.25      $            5.25                        .05


               At September 15, 1996, the Company had 68 stockholders of record, and the Company believes that it had in excess of 2,000 beneficial owners of its Common Stock. Since its initial public offering on December 3, 1991, the Company has consistently paid quarterly cash dividends on its Common Stock. The Company declared and subsequently paid an aggregate of $.20 per share in dividends for the year ended June 30, 1996, representing approximately 8.7% of its net income for the period. The Board of Directors of the Company periodically reviews the Company's dividend policy in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. In addition, the Company's ability to pay dividends is limited under various bank and other credit agreements.

ITEM 6.  SELECTED FINANCIAL DATA

               The selected consolidated financial data for the Company for the five year period ended June 30, 1996 have been derived from the Consolidated Financial Statements of the Company which have been audited by Price Waterhouse LLP, independent accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein. Results of operations of the Company for the year ended June 30, 1996, reflect the Company's adoption of SFAS No. 122. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data for the Company for the year ended June 30, 1996 does not give pro forma effect to the acquisition of One Stop. See "Item 1. Business--Recent Developments."


                                                                                   Fiscal Year Ended June 30,
                                                            -----------------------------------------------------------------------
                                                                 1992          1993           1994           1995           1996
                                                             -----------    -----------    -----------    -----------   -----------
                                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
   Revenue:
     Excess servicing gain ................................. $     1,583    $     3,486    $     8,101    $    22,954   $    78,274
     Commissions ...........................................      13,166         18,686         16,432         15,799        19,880
     Loan service ..........................................       3,346          4,377          6,099          8,246        18,185
     Fees and other ........................................       3,397          4,762          5,595          7,940        12,069
                                                             -----------    -----------    -----------    -----------   -----------
       Total revenue .......................................      21,492         31,311         36,227         54,939       128,408
     Total expenses ........................................      17,466         22,955         27,244         37,788        74,877
                                                             -----------    -----------    -----------    -----------   -----------
     Income before income taxes ............................       4,026          8,356          8,983         17,151        53,531
     Provision for income taxes (1) ........................       1,112          3,353          3,684          7,117        22,483
                                                             -----------    -----------    -----------    -----------   -----------
     Net income ............................................ $     2,914    $     5,003    $     5,299    $    10,034   $    31,048
                                                             ===========    ===========    ===========    ===========   ===========
     Net income per share (fully diluted) .................. $      0.51    $      0.75    $      0.61    $      1.11   $      2.09
                                                             ===========    ===========    ===========    ===========   ===========
     Weighted average number of shares outstanding
       (in thousands) (fully diluted) ......................       5,717          6,623          8,751          9,021        15,465

CASH FLOW DATA:
     (Used in) provided by operating activities ............ $     3,115    $    (1,490)   $   (13,857)   $   (43,375)  $  (122,233)
     (Used in) investing activities ........................        (568)          (489)          (870)          (988        (4,597)
     Provided by (used in) financing activities ............       7,515         (1,522)        22,855         48,209       124,687
     Net increase (decrease) in cash and cash equivalents ..      10,062         (3,501)         8,128          3,846        (2,143)


RATIOS AND OTHER DATA:
     Return on average common equity .......................          NM             36%            18%            27%           33%
     Return on average managed receivables (2) .............         1.5%           2.1%           1.6%           2.0%          3.3%
     Loans originated or purchased:
         Retail loans ...................................... $    90,600    $   122,200    $   130,200    $   148,200   $   220,900
         Wholesale loan correspondent ......................           0              0         19,700        206,800       628,200
                                                             -----------    -----------    -----------    -----------   -----------
             Total (3) .....................................      90,600        122,200        149,900        355,000       849,100
                                                             ===========    ===========    ===========    ===========   ===========

     Loans pooled and sold in the secondary market ......... $    11,000    $    52,500    $   106,800    $   316,600   $   791,300
     Loans serviced (period end) ........................... $   204,600    $   262,100    $   381,800    $   608,700     1,250,400
     Weighted average commission rate on retail loan
       origination (4) .....................................        13.0%          14.0%          12.0%           9.4%          7.7%
     Weighted average interest rate (4) ....................        12.7%          11.2%          10.2%          11.6%         11.0%
     Weighted average initial combined loan-to-value
       ratio (4)(5):
       Retail loans ........................................          53%            51%            52%            55%           60%
       Wholesale loan correspondents .......................          NM             NM             NM           65.0%         66.0%
     Number of retail loan offices (period end) ............          21             24             27             32            48

ASSET QUALITY DATA:
     Delinquent loans to loans serviced
     (period end) (6)(7) ...................................          18%            16%            16%            12%           16%
     Number of loans foreclosed ............................          69            137            215            159           221
     Dollar amount of loans foreclosed as a percentage of
       average loans serviced ..............................         1.2%           2.4%           3.0%           1.2%          1.2%
     Net losses as a percentage of average amount
       outstanding .........................................          NM             NM             NM            .02%          .10%

                                                                                     At June 30,
                                                             --------------------------------------------------------------
                                                               1992         1993          1994         1995         1996
                                                             ---------   ----------    ----------   ----------    ---------
BALANCE SHEET DATA:
     Cash and cash equivalents...............................$  11,886   $    8,385    $   16,513   $   20,359    $  18,216
     Excess Spread Receivable (8)............................    2,544        7,555        18,780       56,960      184,691
     Total assets............................................   18,927       21,307        53,344      114,623      293,997
                                                             ---------   ----------    ----------   ----------    ---------
     10.5% Senior Notes due 2002.............................       --           --            --       23,000       23,000
     5.5% Convertible Subordinated Debentures due 2006.......       --           --            --           --      115,000
     Other long-term debt....................................    1,177          944         1,104          144           45
         Total long-term debt................................    1,177          944         1,104       23,144      138,045
     Stockholders' equity....................................   12,136       15,850        31,669       80,047      110,170


(1) Prior to December 1991, the Company was operated as an S Corporation for federal tax purposes and consequently was not responsible for federal income taxes.

(2) Represents net income divided by the average servicing portfolio for the fiscal year.

(3) Does not include loans originated or purchased by One Stop during fiscal 1996 in the aggregate amount of $320 million.

(4) Computed on loans originated or purchased, as the case may be, during the period.

(5) The weighted average combined loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The weighted average combined loan-to-value ratio of loans secured by a junior mortgage is determined by taking the sum of the loans secured by the junior and all senior mortgages and dividing by the appraised value of the mortgaged property at origination.

(6) Does not include loans for which only the servicing rights were purchased by the Company. Delinquent loans are loans for which more than one payment is past due.

(7) At June 30, 1996, the dollar volume of loans delinquent more than 90 days in the Company's four real estate mortgage investment conduit ("REMIC") trusts formed during the period from December 1994 to September 1995 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could result in the termination of the Company's normal servicing rights with respect to the loans in these trusts, although to date no servicing rights have been terminated, negatively affects the Company's cash flows and influence the Company's assumptions underlying the excess servicing gain (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Delinquencies; Negative Impact on Cash Flow; Termination of Normal Servicing").

(8) Represents the sum of excess servicing receivable and residual assets, and at June 30, 1996, mortgage servicing rights. See Note 1 of Notes to Consolidated Financial Statements.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with
Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

OVERVIEW

                  The Company, founded in 1954, is a consumer finance company engaged in the business of originating, purchasing, selling and servicing home equity mortgage loans secured by single family residences. The Company's principal market is credit-impaired borrowers who have significant equity in their homes but whose borrowing needs are not being met by traditional financial institutions due to credit exceptions or other factors. The Company focuses its efforts on collateral lending and believes that it originates a greater proportion of lower credit grade loans ("C-" and "D" loans) than most other lenders to credit-impaired borrowers. These lower credit grade loans are characterized by lower combined loan-to-value ratios and higher average interest rates than the higher credit grade loans ("A-," "B" and "C" loans). The Company believes lower credit-quality borrowers represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risks assumed. Although the Company has historically experienced delinquency rates that are higher than those prevailing in its industry, management believes the Company's historical loan losses are generally lower than those experienced by most other lenders to credit-impaired borrowers because of the lower combined loan-to-value ratios on the Company's lower credit grade loans. The mortgage loans originated and purchased by the Company are generally used by borrowers to consolidate indebtedness or to finance other consumer needs rather than to purchase homes.

Consequently, the Company believes that it is not as dependent as traditional mortgage bankers on levels of home sales or refinancing activity prevailing in its markets.

                  The Company originates and purchases loans through three production channels. The Company has historically originated its loans through its retail loan office network. In 1994, the Company diversified its production channels to include a wholesale correspondent program which consisted initially of purchasing loans from other mortgage bankers and financial institutions underwritten in accordance with the Company's guidelines. In fiscal 1996, this program was expanded to include the purchase of loans in bulk from mortgage bankers and other financial institutions. On August 28, 1996, the Company acquired One Stop which further diversified the Company's production channels to include the origination and purchase of mortgage loans from a network of independent mortgage brokers. While the Company intends to continue focusing on its traditional niche in the "C-" and "D" credit grade loans, the Company also intends to continue to diversify loan originations and purchases through its three production channels to include more "A-," "B" and "C" credit grade loans. The Company underwrites every loan it originates and re-underwrites and reviews appraisals on all loans it purchases. See "Item 1. Business - - Mortgage Loan Production -- Underwriting."

                  The Company has experienced significant growth in the last three years. Management believes that this growth is primarily attributable to
(i) the Company's geographic expansion of its retail loan office network from 21 offices in California at July 1, 1993 to 50 offices located in 17 states at August 31, 1996, (ii) the commencement of the Company's wholesale correspondent program in fiscal 1994, which was expanded in fiscal 1996 to include purchases of loans in bulk, (iii) the Company's ability to complete increasingly large mortgage loan securitizations on a quarterly basis, (iv) the Company's increased access to warehouse and other credit facilities over this period, and (v) the Company's ability to effect additional debt and equity financings over this period, which in the aggregate raised net proceeds of approximately $134 million and $52.4 million, respectively. The Company has managed its growth by employing experienced senior management, regularly monitoring its underwriting guidelines and strengthening quality control procedures.

                  The acquisition of One Stop was accomplished through the merger of a wholly-owned subsidiary of the Company into One Stop, in a tax-free exchange accounted for as a pooling-of-interests, in which the Company issued approximately 2.3 million shares of its Common Stock and assumed options granted to key employees to purchase approximately 375,000 shares of its Common Stock. Under the pooling rules, the historical financial results of the Company will be restated to reflect the combination and will reflect the historical losses of One Stop. Further, under the pooling rules, the costs incurred by the Company and One Stop in consummating the acquisition will be expensed during the first quarter of fiscal 1997. See "-- One-time Charges."

ONE-TIME CHARGES

                  Because of several one-time charges, the Company expects to incur a net loss for the quarter ended September 30, 1996. As a result of, and subsequent to, the acquisition of One Stop, One Stop's credit facilities with an investment bank were terminated and, as a consequence, the Company will accrue a pre-tax write-off of approximately $23 million (approximately $15 million on an after-tax basis) in prepaid financing costs capitalized by One Stop, representing the fair market value of a warrant for 25% of the equity of One Stop granted to an investment bank in connection with entering into those credit facilities. However, the $15 million charge will be less than the additions to the Company's consolidated stockholders' equity of $23.3 million resulting from the acquisition of One Stop. Further, because the acquisition of One Stop is to be accounted for as a pooling-of-interests, all merger costs, which are expected to aggregate approximately $2 million, will be expensed in the first quarter of fiscal 1997. In addition, in August 1996, the Company entered into a lease for new corporate offices, prior to the expiration of the lease for its existing headquarters. As a consequence, the Company will incur a pre-tax charge of approximately $2 million in the first quarter of fiscal 1997.

RESULTS OF OPERATIONS -- FISCAL YEARS 1994, 1995, AND 1996

                  The following table sets forth information regarding the components of the Company's revenue in fiscal 1994, 1995 and 1996:

                                                    -------------------------------------------------------------------------------
                                                             1994                        1995                         1996
                                                    -----------------------     ----------------------      -----------------------
Revenue:
    Excess servicing gain                           $  8,101          22.3%     $ 22,954          41.7%     $ 78,274          61.0%
    Commissions                                       16,432          45.3%       15,799          28.8%       19,880          15.4%
    Loan Service:
        Servicing spread                               2,778           7.7%        4,399           8.0%       12,666           9.9%
        Prepayment fees                                1,866           5.2%        1,974           3.6%        3,228           2.5%
        Late charges and other servicing fees          1,455           4.0%        1,873           3.4%        2,291           1.8%
    Fees and other:
        Closing                                        1,626           4.5%        2,077           3.8%        2,512           2.0%
        Appraisal                                        893           2.5%          988           1.8%        1,167           0.9%
        Underwriting                                     833           2.3%        1,091           2.0%        1,600           1.2%
        Interest income                                  771           2.1%        2,339           4.3%        5,850           4.6%
        Other                                          1,472           4.1%        1,445           2.6%          940           0.7%
                                                    --------         -----      --------         -----      --------         -----
                  Total revenue                     $ 36,227           100%     $ 54,939           100%     $128,408           100%
                                                    ========         =====      ========         =====      ========         =====

Expenses:
    Compensation and related expenses                 13,616          37.5%       17,610          32.2%       33,241          25.8%
    Sales and advertising costs                        7,891          21.7%        9,906          18.1%       18,362          14.2%
    General and administrative expenses                5,415          14.9%        7,067          12.9%       13,926          10.7%
    Interest expense                                     322           0.9%        3,205           5.8%        9,348           7.3%
                                                    --------         -----      --------         -----      --------         -----
                  Total expenses                      27,244            75%       37,788            69%       74,877            58%
                                                    --------         -----      --------         -----      --------         -----

Income before income taxes                             8,983          24.8%       17,151          31.2%       53,531          41.7%
Income taxes                                           3,684          10.2%        7,117          12.9%       22,483          17.5%
                                                    --------         -----      --------         -----      --------         -----
                  Net income                        $  5,299          14.6%     $ 10,034          18.3%     $ 31,048          24.2%
                                                    ========         =====      ========         =====      ========         =====

REVENUE

                  Total revenue for fiscal 1996 increased $73.5 million, or 134%, over total revenue for fiscal 1995 which, in turn, increased $18.7 million, or 52%, over total revenue in fiscal 1994. These increases in total revenue were primarily the result of higher excess servicing gain and loan service revenue resulting from increased volumes of mortgage loans originated and purchased by the Company and securitized and sold. The Company originated and purchased $150 million, $355 million and $849 million of mortgage loans during fiscal 1994, 1995 and 1996, respectively.

                  In a securitization, the Company recognizes a gain on the sale of loans securitized upon the closing of the securitization, but does not receive the excess servicing, which is payable over the actual life of the loans securitized. The excess servicing represents, over the estimated life of the loans, the excess of the weighted average interest rate on the pool of loans sold over the sum of the investor pass-through rate, normal servicing fee and the monoline insurance fee. The net present value of that excess (determined based on certain prepayment and loss assumptions) less transaction expenses is recorded as excess servicing gain or loss at the time of the closing of the securitization. Excess servicing gain increased by $55.3 million, or 241%, in fiscal 1996 compared to fiscal 1995 and $14.9 million, or 183%, in fiscal 1995 compared to fiscal 1994. These increases resulted primarily from the greater size of the mortgage loan pools securitized and sold by the Company in the secondary market and, in fiscal 1996, increased servicing spreads and the recognition of mortgage servicing rights pursuant to SFAS 122 in the amount of $11.8 million (see "--Certain Accounting Considerations"). The Company securitized and sold $107 million, $317 million and $791 million of loans in the secondary market during fiscal 1994, 1995, and 1996, respectively. The weighted average servicing spread on loans securitized and sold during these periods was 3.91%, 3.91% and 4.93% for fiscal 1994, 1995 and 1996, respectively. The higher weighted average servicing spread in 1996 reflected a decrease in pass-through rates to investors and a change in product mix. In the future, the Company expects to realize a lower percentage of excess servicing gain on the sale of loans as a result of changes in assumptions to reflect the changing composition of the Company's loan product mix and other factors.

                  Commissions earned on loan originations continue to be a significant component of total revenue, although to a lesser degree than in prior years, comprising 45%, 29% and 15% of total revenue in fiscal 1994, 1995 and 1996 respectively. Commissions increased $4.1 million, or 26%, in fiscal 1996 compared to fiscal 1995, and decreased $633,000, or 3.9%, in fiscal year 1995 compared to fiscal 1994. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network and the weighted average commission rate charged on such loans. The increase in commissions in fiscal year 1996 was a result of increased origination volume, offsetting a decline in weighted average commission rate. The decrease in commissions in fiscal year 1995 was due to a reduction in the weighted average commission rate, partially offset by an increase in the dollar amount of loans originated. The weighted average commission rate was 11.6 %, 9.4% and 7.7% during fiscal 1994, 1995 and 1996, respectively. The lower weighted average commission rate in 1996 reflected competitive factors, and the increase of higher credit grade loans originated through the Company's retail loan office network. Commissions do not include $722,000 and $1.0 million of commissions on loans which were held for sale as of June 30, 1995 and 1996, respectively.

                  Loan service revenue increased $9.9 million, or 121%, in fiscal 1996 compared to fiscal 1995 and $2.1 million, or 35%, in fiscal 1995 compared to fiscal 1994. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans. The increases in fiscal 1996 and 1995 were due primarily to the greater size of the portfolio of loans serviced in each of these periods. The Company's loan servicing portfolio increased to $1.25 billion at June 30, 1996, up 105% from the June 30, 1995 balance of $609 million which, in turn, increased 59% over the June 30, 1994 balance.

                  Fees and other revenue increased by $4.1 million, or 52%, in fiscal 1996 compared to fiscal 1995 and increased $2.3 million, or 42%, in fiscal 1995 compared to fiscal 1994. Fees and other revenue consist of fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees, plus interest income. The dollar amount of these fees increased in each of the years presented due to the larger number of mortgage loans originated through the Company's retail loan office network during the respective periods. Interest income increased in fiscal 1996 and 1995 due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company.


EXPENSES

                  Compensation and related expenses increased $15.6 million, or 89%, in fiscal 1996 compared to fiscal 1995 as a result of increased compensation paid to senior management ($4.2 million) as well as the addition of new personnel. For primarily the same reasons, compensation and related expenses increased by $4.0 million, or 29%, in fiscal 1995 as compared to fiscal 1994. Compensation and related expenses as a percentage of total revenues were 38%, 32% and 26% for fiscal 1994, 1995 and 1996, respectively. The Company anticipates that compensation expense will increase in fiscal 1997 as a result of a full year's compensation to be paid to members of senior management who joined the Company in the latter half of fiscal 1996, as well as the addition in fiscal 1997 of One Stop's senior management and other personnel.

                  Sales and advertising costs increased $8.5 million, or 85%, in fiscal 1996 compared to fiscal 1995 and $2.0 million, or 26%, in fiscal 1995 compared to fiscal 1994, due primarily to the Company's nationwide expansion of its retail loan office network. Sales and advertising costs as a percentage of total revenue were 22%, 18% and 14% for fiscal 1994, 1995, and 1996, respectively.

                  General and administrative expenses increased $6.9 million, or 97%, in fiscal 1996 compared to fiscal 1995 and decreased to 11% from 13% of revenue for the same periods. General and administrative expenses increased by $1.7 million, or 31%, in fiscal 1995 compared to fiscal 1994, a decrease to 13% from 15% of revenue for the same periods. The dollar increases were primarily the result of occupancy and communications costs related to the expansion of the Company's retail loan office network (an increase of $3.7 million in 1996 when compared to 1995 and $592,000 in 1995 when compared with 1994), and equipment rental expense (an increase of $956,000 in 1996 when compared to 1995 and $10,000 in 1995 when compared with 1994). The increase in equipment rental expense in 1996 was primarily attributable to an airplane lease entered into in February 1996.

                  Interest expense increased to $9.3 million in fiscal 1996 compared to $3.2 million in fiscal 1995 and $322,000 in fiscal 1994 primarily as a result of increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization and sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on warehousing arrangements to fund increased originations and purchases of loans pending their securitization, and as a result of the Company's sale in the third quarter of fiscal 1996 of $115 million of its 5.5% Convertible Subordinated Debentures due 2006.

INCOME TAXES

                  The Company's provision for income taxes increased to $22.5 million in fiscal 1996 from $7.1 million in fiscal 1995 and $3.7 million in fiscal 1994 primarily as a result of increased pre-tax income.

FINANCIAL CONDITION

                  Loans held for sale. Prior to securitization, the Company holds mortgage loans in its portfolio. Due to the increased volume of loan originations and purchases, the Company's portfolio of loans held for sale increased to $67.3 million at June 30, 1996 from $24.1 million at June 30, 1995.

                  Accounts receivable. Accounts receivable representing servicing fees and advances, increased by $2.5 million from $6.1 million at June 30, 1995 to $8.6 million at June 30, 1996. This increase was primarily due to the increased size of the servicing portfolio.

                  Excess servicing receivable. Excess servicing receivable, increased $87.0 million from $42.0 million at June 30, 1995 to $129 million at June 30, 1996 reflecting the increased size of the Company's securitizations during 1996.

                  Mortgage servicing rights. The June 30, 1996 balance includes $10.9 million of mortgage servicing rights capitalized in accordance with SFAS No. 122. This balance reflects the capitalization under SFAS No. 122 of $11.8 million of servicing rights partially offset by amortization of $857,000 during fiscal 1996. See "--Certain Accounting Considerations."

                  Residual assets. Residual assets represent the reserve accounts and overcollateralization amounts required to be maintained in connection with the securitization of loans. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior certificates of the REMIC trusts. Residual assets increased $29.8 million from $14.9 million at June 30, 1995 to $44.7 million at June 30, 1996.

                  Equipment and improvements. Primarily as a result of the expansion of the Company's retail loan office network and the associated investment in technology, equipment and improvements, net increased $3.5 million from $2.1 million at June 30, 1995 to $5.6 million at June 30, 1996.

                  Prepaid and other assets. Prepaid and other assets increased $4.6 million from $5.0 million at June 30, 1995 to $9.6 million at June 30, 1996. The increase was primarily related to prepaid financing costs incurred in connection with the issuance of $115 million of 5.5% Convertible Subordinated Debentures due 2006 in the third quarter of fiscal 1996 and, to a lesser extent, to prepaid advertising costs.

                  Revolving warehouse arrangements. Amounts outstanding under warehouse arrangements increased by $11.0 million from a zero balance at June 30, 1995 to an $11.0 million balance at June 30, 1996 primarily as a result of the larger amount of loans held for sale at such dates.

                  Borrowings. Notes payable increased by $115 million from $23.1 million at June 30, 1995 to $138 million at June 30, 1996 primarily as a result of the issuance in the third quarter of fiscal 1996 of $115 million of 5.5% Convertible Subordinated Debentures due 2006.

LIQUIDITY

                  The table below summarizes cash flow generated by operating activities:

                                                                                         FISCAL YEARS ENDED JUNE 30,
                                                                              -----------------------------------------------
                                                                                   1994             1995            1996
                                                                              --------------    ------------    -------------
                                                                                               (IN THOUSANDS)
OPERATING CASH INCOME:
    Excess cash flows generated by securitization trusts..................    $        3,482    $      7,984    $      29,932
        Less cash required to be invested in residual assets (1)..........            (4,228)        (8,691)          (29,794)
                                                                              --------------    ------------    -------------
        Net excess cash flow from securitization trusts...................              (746)           (707)             138
        Other servicing fees..............................................             5,310           4,664            6,049
        Interest received.................................................               771           2,339            6,397
        Commission income.................................................            16,432          15,799           19,880
        Other cash income.................................................             4,825           5,601            5,372
                                                                              --------------    ------------    -------------
        Total Operating Cash Income.......................................            26,592          27,696           37,836

OPERATING CASH EXPENSES:
        Securitization and loan acquisition costs.........................            (1,589)        (10,937)         (37,317)
        Cash operating expenses...........................................           (26,779)        (36,377)         (69,304)
        Taxes paid........................................................            (2,991)         (5,196)          (4,240)
        Interest paid.....................................................                 0            (805)          (2,415)
        Total Operating Cash Expenses.....................................           (31,359)        (53,315)        (113,276)
        Net Operating Cash Flow...........................................            (4,767)        (25,619)         (75,440)
        Cash (used in) provided by other payables and receivables.........               875          (3,765)          (3,598)
        Cash used in loans held for sale..................................            (9,965)        (13,991)         (43,195)
                                                                              --------------    ------------    -------------
        Net Cash used in Operating Activities.............................          ($13,857)       ($43,375)       ($122,233)
                                                                              ==============    ============    =============
    CHANGE IN EXCESS SPREAD RECEIVABLES (2)...............................    $       11,225    $     38,180    $     127,731
    NET CASH PROVIDED BY FINANCING ACTIVITIES.............................    $       22,855    $     48,209    $     124,687


- --------------------

(1) Cash required to fund initial and required overcollateralization account balances.

(2) Represents the sum of excess servicing receivables and residual assets, and at June 30, 1996, mortgage servicing rights. See
               Note 1 to Notes to Consolidated Financial Statements.


               The Company's operations require continued access to short-term and long-term sources of cash. The Company's operating cash requirements include the funding of: (i) mortgage loan originations and purchases prior to their securitization and sale, (ii) fees and expenses incurred in connection with the securitization and sale of loans, (iii) cash reserve account or overcollateralization requirements in connection with the securitization and sale of mortgage loans, (iv) tax payments due on recognition of excess servicing gain, and (v) ongoing administrative and other operating expenses.

               The Company has operated on a negative operating cash flow basis and expects to continue to do so for as long as the Company's cash requirements necessitated by the growth in volume of its securitization program continue to grow at rates in excess of the cash generated by the Company from its operations, including its servicing activities. Historically, the Company has funded, and expects to continue to fund, these negative operating cash flows, subject to limitations under the Company's existing credit facilities, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "--Capital Resources" and "Item 1. Business--Business Strategy."

     New loan originations and purchases represent the Company's most significant cash flow requirement. The Company pays a premium on loans purchased through its wholesale correspondent program and on loans purchased from independent mortgage brokers. The amount of cash used to pay premiums approximated $33.7 million in 1996.

     The Company securitized and sold in the secondary market $107 million, $317 million and $791 million of loans in fiscal 1994, 1995 and 1996, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of reserve accounts or overcollateralization amounts. In addition, during the life of the related REMIC trusts, the Company subordinates a portion of the excess servicing otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. In connection with securitizations effected in fiscal 1994, 1995, and 1996, initial reserve accounts or overcollateralization requirements were set at $2.2 million, $3.5 million, and $7.5 million, respectively. The terms of the REMIC trusts generally require that all excess servicing otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts, or to repay the senior interests in order to increase overcollateralization to specified maximums. The accumulated amounts of such cash reserve accounts and overcollateralization amounts are reflected on the Company's balance sheet as "residual assets." At June 30, 1996, the residual assets balance was $44.7 million.

     In addition, the increasing use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of excess servicing gain recognized by the Company. During fiscal 1994, 1995, and 1996, the Company recognized excess servicing gain in the amounts of $8.1 million, $23.0 million, and $78.3 million, respectively. The recognition of excess servicing gain has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the related service fees are collected and applicable reserve or overcollateralization requirements are met.

     The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedging and other costs, which in fiscal 1996 approximated 1.0% of the principal amount of the securitized mortgage loans.

CAPITAL RESOURCES

     The Company finances it operating cash requirements primarily through (i) warehouse and other credit facilities, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities.

     Warehouse and Other Credit Facilities. At August 31, 1996, the Company had four warehouse and one other credit facility in place. There is a $150 million warehouse and working capital line of credit from a syndicate of six commercial banks that is secured by loans originated and purchased by the Company as well as certain servicing receivables, which bears interest at the rate of 0.875% over one-month LIBOR. This line currently expires on December 26, 1996 and is subject to renewal. There are two additional warehouse lines of credit from two investment banks that are secured by loans originated and purchased by the Company. These lines of $150 million and $125 million bear interest at the rate of 0.875% over one-month LIBOR and are subject to renewal periodically. The $150 million line expires on January 1, 1997 and the $125 million line expires on September 30, 1996. The Company also has a $250 million warehouse line of credit with another investment bank that is secured by loans originated and purchased by One Stop. This line bears interest at the rate of 1.1% over one-month LIBOR and expires on September 27, 1996. Finally, the Company has a $50.0 million credit facility from an investment bank that is secured by certain excess servicing receivables in certificated form. Until February 1997 this is a revolving facility that bears interest at the rate of 2.5% over one-month LIBOR; during the amortizing term thereafter until August 1999, it bears interest at the rate of 4.5% over one-month LIBOR. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future. See "-- Risk Factors -- Dependence on Funding Sources
- -- Dependence on Warehouse and Other Credit Facilities."

     Securitization Program. The Company's most important capital resource has been its ability to sell loans originated and purchased by it in the secondary market in order to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to securitize and sell loans for acceptable prices within a reasonable period of time. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. A reduction in the size of the secondary market for loans of the types originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's profitability and ability to fund future originations and purchases. See "-- Risk Factors--Dependence on Funding Sources--Dependence on Securitization Program."

     In addition, in order to gain access to the secondary market, the Company has relied on monoline insurance companies to provide financial guarantee insurance on senior interests in the REMIC trusts established by the Company. The Company has not structured a pool for securitization and sale in the secondary market based solely on the internal credit enhancements of the pool or the Company's guarantees. Any substantial reduction in the size or availability of the secondary market for the Company's loans or the unwillingness of monoline insurance companies to provide financial guarantee insurance for the senior interests in the REMIC trusts could have a material adverse effect on the Company's financial position and results of operations. At June 30, 1996, the dollar volume of loans delinquent more than 90 days on the Company's four REMIC trusts formed during the period from December 1994 to September 1995 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could result in the termination of the Company's normal servicing rights with respect to the loans in these trusts, although to date no servicing rights have been terminated, negatively affect the Company's cash flows and adversely influence the Company's assumptions underlying the excess servicing gain. See "-- Risk Factors - Delinquencies; Negative Impact on Cash Flow; Right to Terminate Normal Servicing."

     Other Capital Resources. The Company has funded negative cash flows primarily from the sale of its equity and debt securities. In December 1991, July 1993, and June 1995, the Company effected offerings of its Common Stock with net proceeds to the Company aggregating $61.1 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million.

     The Company had cash and cash equivalents of approximately $18.2 million (of which $2.2 million was restricted) at June 30, 1996. However, the Company expects to continue its growth strategies. Consequently, the Company anticipates that it will need to arrange for additional cash resources prior to the third quarter of fiscal 1997 through additional debt or equity financing, additional bank borrowings or restructuring its securitization program. The Company has no commitments for additional bank borrowings or additional debt or equity financing and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable. See "-- Risk Factors - Negative Cash Flows and Capital Needs."

RISK MANAGEMENT

     The Company employs a variety of strategies in order to manage the risk that mortgage loans held for sale pending securitization will fluctuate in value as a result of changing interest rates prevailing in the market. The Company hedges against interest rate fluctuations by selling United States Treasury securities not yet purchased. The amount and timing of hedging transactions are determined by members of the Company's senior management. Management assesses factors including the interest rate environment, loan production levels and open positions of current hedging positions. The Company has also mitigated its interest rate exposure by effecting securitizations once each quarter resulting in a holding period for most of the mortgage loans originated and purchased by it of less than one quarter.

     The Company also mitigates its exposure to interest rate risk through a pre-funding strategy in which it agrees to sell loans to the REMIC trust in the future at an agreed-upon price. The pre-funding locks in the price agreed upon with investors on the pricing date (typically five business days prior to the closing date of the securitization) for a period of generally 30 days. In a pre-funding arrangement, the Company typically delivers approximately 75% of the loans sold at the closing and the remainder generally within 30 days after the closing.

CERTAIN ACCOUNTING CONSIDERATIONS

     As a fundamental part of its business and financing strategy, the Company sells substantially all of its mortgage loans through securitizations. In a securitization, the Company recognizes a gain on the sale of loans securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the excess servicing, which is payable over the actual life of the loans securitized. The cash purchase price is raised through an offering of pass-through certificates by the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected. The excess servicing represents, over the estimated life of the loans, the excess of the weighted average interest rate on each pool of loans sold over the sum of the pass-through interest rate, a normal servicing fee and the fees of the monoline insurance carrier. The net present value of that excess (based on certain prepayment and loss assumptions) less transaction expenses is recorded as excess servicing gain or loss when the loan is securitized and sold. The excess servicing receivable included in the Consolidated Financial Statements represents these amounts reduced by direct transaction costs. The excess servicing receivable is amortized in proportion to and over the expected lives of the related loans.

     The Company's excess servicing receivable is amortized over the estimated remaining life of the underlying loans as an offset against the excess servicing component of servicing income actually received in connection with such loans. If actual prepayments with respect to sold loans occur faster or credit experience is worse than projected at the time such loans were sold, the carrying value of the excess servicing receivable may have to be written down through a charge to earnings in the period of adjustment. For the three years ended June 30, 1996, there were no material adjustments to the Company's carrying value of the excess servicing receivable as a result of actual prepayment experience. However, there can be no assurance of the accuracy of management's prepayment estimates. If actual prepayments with respect to sold loans in the secondary market or funded by private investors were to exceed management's estimates materially, the carrying value of the excess servicing receivable would be written down through a charge to earnings in the period of adjustment.

     Effective fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") which requires that upon sale or securitization of servicing retained mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair value. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing fees receivable for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term and credit quality. The Company generally makes loans to credit-impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions and other factors. Impairment is recognized in valuation allowance for each disaggregated stratum in the period of impairment. The effect of adopting SFAS 122 was to increase the net income of the Company as reported in the Company's Consolidated Financial Statements for fiscal 1996 by $5.7 million or $0.37 per weighted average share.

     In May 1993, the FASB released SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 was amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," ("SFAS 118") released in October 1994. The Company adopted SFAS 114 in fiscal 1996. As the Company generally sells its loans within a relatively short period, the adoption of SFAS 114, as amended by SFAS 118, did not have a material impact on the Company's financial position or results of operations.

     In October 1995, the FASB released SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes methods of accounting for stock-based compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply Accounting Principles Board Opinion 25 for measurement of stock compensation and will provide the disclosure required by SFAS 123 beginning in fiscal year 1997. The adoption of SFAS 123 is not expected to have a material effect on the financial position of the Company.

                                  RISK FACTORS

     This Report contains certain forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

NEGATIVE CASH FLOWS AND CAPITAL NEEDS

     In a securitization, the Company recognizes a gain on sale of the loans securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the excess servicing, which in general is payable over the actual life of the loans securitized. The Company incurs significant expense in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gain on sale. Net cash used in operating activities for fiscal 1994, 1995 and 1996 was $13.9 million, $43.4 million and $122 million, respectively. Therefore, the Company requires continued access to short- and long-term external sources of cash to fund its operations. The Company expects to continue to operate on a negative cash flow basis as the volume of the Company's loan purchases and originations increases and its securitization program grows. The Company's primary cash requirements include the funding of: (i) mortgage loan originations and purchases pending their securitization and sale; (ii) fees and expenses incurred in connection with the securitization of loans; (iii) reserve account or overcollateralization requirements in connection with the securitization and sale of the loans; (iv) tax payments due on recognition of excess servicing gain; (v) ongoing administrative and other operating expenses; and (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness.

     The Company's primary sources of liquidity in the future are expected to be existing cash, fundings under its warehouse and other credit facilities, sales of mortgage loans through securitization, and further issuances of debt or equity. See "--Liquidity" and "--Capital Resources."

     The Company's primary sources of liquidity as described in the paragraph above are expected to be sufficient to fund the Company's liquidity requirements through at least the second quarter of fiscal 1997 if the Company's future operations are consistent with management's current growth expectations. However, because the Company expects to continue to operate on a negative cash flow basis for the foreseeable future, it anticipates that it will need to effect debt or equity financings regularly. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to the favorableness of the terms on which such sources may be available.

     As a result of the limitations describe above, the Company may be restricted in the amount and type of future debt it may issue.

DELINQUENCIES; NEGATIVE IMPACT ON CASH FLOW; RIGHT TO TERMINATE NORMAL SERVICING

     A substantial majority of the Company's servicing portfolio consists of loans securitized by the Company and sold to REMIC trusts. Generally, the form of pooling and servicing agreement entered into in connection with these securitizations contains specified limits on the 90-day delinquency rate (including properties acquired upon foreclosure and not sold) prevailing on the loans included in each REMIC trust. If, at any measuring date, the 90-day delinquency rate with respect to any REMIC trust were to exceed the specified limit applicable to such trust, provisions of the pooling and servicing agreements permit the monoline insurance company to terminate the

Company's servicing rights to the pool as more fully described below. In addition, high delinquency rates have a negative impact on cash flow.

     At June 30, 1996, four of the Company's REMIC trusts (representing 23% of the dollar volume of the Company's servicing portfolio) exceeded the applicable 90-day delinquency standard. These four trusts were formed in the last quarter of calendar 1994 and each of the first three quarters of calendar 1995. At June 30, 1996, the 90-day delinquency rate on these four trusts ranged from 13.8% to 22.7%. The Company believes that the high delinquency rates it has experienced are primarily due to the higher proportion of lower credit grade loans ("C-" and "D" loans) originated and purchased by it compared to most other lenders to credit-impaired borrowers (which generally have a greater focus on A- through C loans). However, the Company believes its historical loan losses have been below those experienced by most other lenders to credit-impaired borrowers as a result of the higher combined loan-to-value ratios which it requires on its lower credit grade loans. At June 30, 1996, the initial combined loan-to-value ratio on loans in the four REMIC trusts was 64%.

     The Company has recently implemented a variety of measures designed to reduce delinquency rates on loans included in REMIC trusts to be formed by the Company in future periods, including the implementation of new procedures designed to shorten the time required to transfer servicing on loans purchased through the Company's wholesale correspondent program and the elimination of its loan program which has experienced the highest delinquency rates. In addition, as a result of the expansion of the Company's loan production capacity, including the acquisition of One Stop, the proportion of higher credit grade loans originated or purchased by the Company is increasing. The Company expects that the combined effect of these developments will have a positive impact on 90-day delinquency rates experienced in REMIC trusts formed by the Company in future periods, although average combined loan-to-value ratios are likely to increase. However, there can be no assurance that this will in fact occur. Further, delinquency rates and losses on the Company's existing REMIC trusts and future REMIC trusts could increase. The Company is also in discussions with a monoline insurance company regarding possible changes to the structure of future REMIC trusts that would result in delinquency standards that more accurately reflect the composition of the Company's business. Although the four REMIC trusts formed by the Company after September 1995 had delinquency rates at June 30, 1996 within expectations and below the applicable 90-day delinquency standard (which were raised to 13% with respect to the June 1996 REMIC trust), the loans included in these latter four trusts were originated or purchased prior to these developments and have been outstanding for a relatively short period of time and there can be no assurance that delinquency rates on these trusts will not increase in future periods.

     Under the form of pooling and servicing agreement entered into in connection with the Company's securitizations, the monoline insurance company insuring the senior interests in the related REMIC trust may terminate the Company's normal servicing rights if the 90-day delinquency rate exceeds the applicable specified limit. Although the monoline insurance company has the right to terminate servicing with respect to the four REMIC trusts referred to above, no servicing rights have been terminated. There can be no assurance that the Company's servicing rights with respect to the mortgage loans in such trusts, or any other trust which exceeds the specified limits in future periods, will not be terminated. The monoline insurance company has other rights to terminate servicing if the Company were to breach its obligations under the agreement, losses on foreclosure were to exceed specified limits, the insurance company were required to make payments under its policy or certain bankruptcy or insolvency events were to occur. None of these events have occurred with respect to any of the trusts formed by the Company.

     The Company's cash flow is also adversely impacted by high delinquency rates in REMIC trusts. Generally, provisions in the pooling and servicing agreement have the effect of requiring the overcollateralization account, which is funded primarily by the excess spread on the loans held in the trust, to be increased up to about twice the level otherwise required when the delinquency rates exceed the specified limit. As of June 30, 1996, the Company was required to maintain an additional $16.5 million in overcollateralization accounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 1996, $12.5 million remains to be added to the overcollateralization accounts from future spread income on the loans held by these trusts.

     Delinquency and loss rates also affect the assumptions used by the Company in computing excess servicing gain and could affect the Company's ability to effect securitizations in the capital markets.

RISKS OF CONTRACTED SERVICING

     The Company currently contracts with subservicers for the servicing of all loans it originates or purchases which are secured by properties located in states other than Arizona, California, Colorado, Nevada, Oregon, Utah and Washington. These subservicing arrangements accounted for approximately 27% of the Company's $1.25 billion servicing portfolio at June 30, 1996. The Company is subject to risks associated with inadequate or untimely service rendered by subservicers. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. Any failure by a subservicer to provide adequate or timely service could result in higher delinquency rates and foreclosure losses on the portfolio of loans. Although the Company intends to service all loans it originates or purchases commencing in calendar 1997 (regardless of the location of the mortgaged property) the Company does not currently intend to transfer the subservicing previously contracted and would be required to pay a termination fee if it were to decide to do so.

DEPENDENCE ON FUNDING SOURCES

     Dependence on Warehouse and Other Credit Facilities. The Company is dependent upon its access to warehouse and other credit facilities in order to fund new originations and purchases of mortgage loans pending securitization. The Company currently has warehouse and other credit facilities with certain financial institutions with aggregate commitment of $725 million. The Company's warehouse and other credit facilities expire between September 30, 1996 and February 1997. In addition, the Company's growth strategies will require significant increases in the amount of the Company's warehouse and other credit facilities. There can be no assurance that the Company will be able to secure such financing on affordable terms, or at all. The Company expects to be able to maintain existing warehouse and other credit facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to extend or replace existing facilities, and arrange new warehouse or other credit facilities, the Company may have to curtail loan origination and purchasing activities, which would have a material adverse effect on the Company's financial position and results of operations.

     Dependence on Securitization Program. The Company relies on its ability to securitize and sell its mortgage loans in the secondary market in order to generate cash proceeds for repayment of its warehouse facilities. Accordingly, adverse changes in the Company's securitization program or in the secondary mortgage market could impair the Company's ability to originate, purchase and sell mortgage loans on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's financial position and results of operations. In addition, in order to gain access to the secondary market, the Company has relied upon monoline insurance companies to provide financial guarantee insurance on the senior interests in loans sold in the secondary market in order to obtain ratings for such interests. To date, the Company has not structured a pool of loans for securitization and sale in the secondary market based solely on the internal credit enhancements of the pool of loans or the Company's credit. Any substantial reduction in the size or availability of the secondary market of the Company's loans, or the unwillingness of the monoline insurance companies to provide financial guarantee insurance for the senior interests in loans sold in the secondary market, or other accounting, tax or regulatory changes adversely affecting the Company's securitization program, could have a material adverse effect on the Company's financial position and results of operations.

CAPITALIZED EXCESS SERVICING RECEIVABLE; MORTGAGE SERVICING RIGHTS

     The majority of the Company's revenue is recognized as excess servicing gain, which represents the present value of the excess servicing, less transaction expenses, on mortgage loans sold servicing retained by the Company. The Company recognizes excess servicing gain in the fiscal year in which such loans are sold, although cash (representing the excess servicing and normal servicing fees) is received by the Company over the life of the loans.

Concurrent with recognizing excess servicing gain, the Company records an excess servicing receivable as an asset on its consolidated balance sheet.

     The amount of the excess servicing receivable is computed using prepayment, loss and discount rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. Because of changes in the markets in which the Company competes and the mix of loans included in any particular pool, the prepayment, default and interest rate assumptions applicable to the Company's pools may differ. Consequently, the performance of prior securitizations effected by the Company may not constitute an accurate predictor of future performance. In particular, the Company expects to realize a lower percentage of excess servicing gain on the sale of loans than was the case in prior securitizations completed by the Company as a result of changes in the composition of the Company's loan product mix and other factors. The Company is not aware of an active market for its excess servicing receivable. No assurance can be given that excess servicing receivable could in fact be sold or monetized at its stated value on the balance sheet, if at all.

     The Company's capitalized excess servicing receivable is amortized over the estimated remaining life of the underlying mortgage loans as an offset against the excess servicing component of servicing income actually received in connection with such loans. Although management of the Company believes that it has made reasonable estimates, on a pool-by-pool basis, of the excess servicing likely to be realized over the life of each pool, the rates of prepayment and loss assumptions utilized by the Company are estimated and actual experience may vary from these estimates. The Company reviews quarterly, on a pool-by-pool basis, its prepayment and loss assumptions in relation to then current pool performance and market conditions and, if necessary, would write down the remaining asset to the net present value of the revised estimated remaining future excess servicing receivable.

     An increase in losses from those initially assumed in valuing excess servicing could result in capitalized excess servicing amortization expense exceeding realized excess servicing, thereby adversely affecting the Company's servicing income and resulting in a reduction in cash flow and a charge to earnings in the period of adjustment. Likewise, if liquidations with respect to such mortgage loans were to occur sooner and/or with greater frequency than initially assumed, capitalized excess servicing amortization would occur more quickly than originally anticipated, which would have an adverse effect on servicing income in the period of such adjustment. The rates of foreclosures experienced by credit-impaired borrowers in certain economic conditions may exceed those experienced by other mortgage borrowers.

     In complying with SFAS No. 122, beginning in fiscal 1996, the Company records mortgage servicing rights as assets in the period of the Company's sale or securitization of the related mortgage loans, which include the Company's estimates of future servicing fees, prepayment fees and other ancillary income with respect to the underlying mortgage loan, whereas, under the prior standard, the Company recorded such amounts as received. This accounting method has resulted in and may, in future periods in which the Company originates or purchases mortgage loans the terms of which provide for significant prepayment penalties or other ancillary income, result in earlier recognition of excess servicing gain than did the Company's reporting under the prior standard. Furthermore, insofar as the Company's ability to originate or purchase mortgage loans with such terms may be adversely affected by federal or state regulations (see "--Government Regulation") or market conditions, the Company's revenue in future periods may be negatively affected. There can be no assurance as to the Company's ability in any future period to originate or purchase loans providing for the same prepayment penalties or other ancillary income to the servicer.

     In addition, SFAS No. 122 requires recognition of impairment of capitalized mortgage servicing rights, including the Company's excess servicing receivable, on a disaggregated basis in terms of differentiated groups of mortgage loans identified by the predominant risk characteristics of such mortgage loans (e.g. seasoning of the mortgage loans or whether the related interest rates are fixed or adjustable). Compliance with SFAS No. 122 may, depending on market conditions in future periods, require the Company to recognize greater levels of impairment (and corresponding write-downs of its Company's excess servicing receivable) than the Company might have recognized in its reporting under the prior standard.

RECENT ADDITION OF WHOLESALE CORRESPONDENT PROGRAM

     Until 1994, the Company originated substantially all of the loans it serviced and sold through its retail loan office network. In 1994, the Company commenced its wholesale correspondent program and in 1995 expanded it to include purchases of loans in bulk resulting in substantial growth in the number of loans purchased. The extent of credit or other problems associated with loans purchased pursuant to this recent expansion into a new channel of loan production will not become apparent until sometime in the future.

     The Company's significant growth and expansion have placed substantial new and increased pressures on the Company's personnel and systems. In order to support the growth of its business, the Company has added a significant number of new operating procedures, facilities and personnel. Although the Company believes the addition of new operating procedures and personnel will be sufficient to enable it to meet its growing operating needs, there can be no assurance that this will be the case. Failure by the Company to manage its growth effectively, or to sustain its historical levels of performance in credit analysis, property appraisal and transaction structuring with respect to the increased loan origination and purchase volume, could have a material adverse effect on the Company's results of operations and financial condition.

RECENT ACQUISITION OF ONE STOP

     On August 28, 1996, the Company acquired One Stop in a merger transaction. One Stop will be operated as a wholly-owned subsidiary of the Company. The Company acquired One Stop with the expectation that the acquisition will result in beneficial synergies for the combined business. The Company's ability to achieve these beneficial synergies will depend in part on whether the operations of One Stop can be integrated into the Company's in an efficient, effective and timely manner. Integral to this process is the integration of the two companies' management teams and operating procedures. There is no assurance that this integration will be accomplished smoothly or successfully, and the difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with different cultures. The integration of operations of One Stop's business will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of each of the companies' businesses. The inability of management to integrate successfully the operations of One Stop's business in a timely manner may have an adverse effect on the business, results of operations and financial condition of the Company's business on a consolidated basis.

     One Stop commenced operations in October 1995. One Stop had net income of $547,000 for the period ended December 31, 1995 and a $1.8 million loss for the six months ended June 30, 1996. One Stop had total stockholders equity of $23.2 million as of June 30, 1996. There can be no assurance that One Stop will achieve profitability or successfully implement its business strategy.

     Since commencement of operations in October 1995, One Stop's rate of growth in originating and purchasing loans has been significant. Further, One Stop has generally sold its loans on a whole-loan basis or retained them in its portfolio. The Company intends to include One Stop's loans in the Company's securitizations. It is not known what impact, if any, the inclusion of these loans will have on the structure or pricing of the Company's securitizations. In light of One Stop's growth and the expected changes in its operations, the historical financial performance of One Stop is of limited relevance in predicting future performance. Also, the loans originated and purchased by One Stop and to be included in the Company's securitization in September 1996 have been outstanding for a relatively short period of time. Consequently, the delinquency and loss experience of One Stop's loans to date may not be indicative of that to be achieved in future periods, and One Stop may not be able to maintain delinquency and loan loss ratios at their present levels as One Stop's loan portfolio becomes more seasoned.

     Further, there can be no assurance that the present and potential brokers doing business with One Stop will continue their current utilization patterns without regard to the acquisition. Prior to its acquisition by the Company, a substantial portion of the loans originated or purchased by One Stop were "A-," "B," or "C" loans. Beginning in September 1996, One Stop intends to increase the percentage of "C-" and "D" loans originated and purchased by it. All loans originated by One Stop will be underwritten in accordance with the Company's underwriting guidelines. Once approved, the loan is funded or purchased by One Stop directly. This change in underwriting guidelines could also have a negative impact on relations with One Stop's brokers. Any significant reduction in utilization patterns by brokers doing business with One Stop could have an adverse effect on the near-term business and results of operations of One Stop, and on the Company on a consolidated basis.

     The One Stop acquisition is intended to be accounted for on a pooling-of-interests basis. Under the pooling rules, the historical financial results of the Company will be restated to reflect the combination. Following the consummation of the acquisition, the historical results of the Company will be restated to reflect the historical losses of One Stop. Further, under the pooling rules, the costs incurred by the Company and One Stop in consummating the acquisition will be expensed during the first quarter of fiscal 1997.

CONCENTRATION OF WHOLESALE CORRESPONDENT PROGRAM

     The Company has implemented a program for purchasing mortgage loans in bulk as well as on an ongoing or "flow" basis from mortgage bankers and financial institutions. This program accounted for 74% of all mortgage loans originated or purchased by the Company in fiscal 1996. Although the Company acquires mortgage loans from a variety of sources, a significant portion of the volume of mortgage loans acquired by the Company has been concentrated among a relatively small number of correspondents and bulk purchase transactions, with one such correspondent representing approximately 32% of total mortgage loans purchased in fiscal 1996. Any significant reduction in the amount of mortgage loans available for sale from this source or the failure to effect purchases or a delay of a significant number of such purchases beyond the end of a quarter, could have a material adverse impact on total loan purchases by the Company during a quarter with a consequent material adverse impact on the Company's revenue and results of operations.

COMPETITION

     As a marketer of home equity mortgage loans, the Company faces intense competition. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels and interest rates. In addition, the current level of gains realized by the Company and its competitors on the sale of their sub-prime mortgage loans is attracting additional competitors into this market with the possible effect of lowering gains that may be realized on the Company's future loan sales. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have locked in lower borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans. During economic slowdowns or recessions, credit-impaired borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

     The Company's wholesale correspondent program depends largely on independent mortgage bankers and other financial institutions for the purchases of new loans. The Company's competitors also seek to establish relationships with the same mortgage bankers and other financial institutions. In addition, the Company expects the volume of loans purchased by the Company to increase and the relative proportion of purchased loans when compared with retail loans will continue to expand. The Company's future results may become more exposed to fluctuations in the volume and cost of the Company's wholesale correspondent program resulting from competition from other purchasers of such loans, market conditions and other factors. In addition, a number of the Company's competitors have recently increased their access to the capital markets, which fosters their growth and therefore competition.

CONCENTRATION OF OPERATIONS IN CALIFORNIA

     At June 30, 1996, a significant majority of the loans serviced by the Company were secured by properties located in California. Because the Company's servicing portfolio is currently concentrated in California, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its residential real estate market. The California economy has experienced a slowdown or recession over the last several years which has been accompanied by a sustained decline in the values of California real estate. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans, together with any primary financing on the mortgaged properties, will equal or exceed the value of the mortgaged properties. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact borrowers' ability to repay loans made by the Company and adversely impact the Company's results of operations.

TIMING OF LOAN SALES

     The Company endeavors to effect the securitization and sale of a loan pool each quarter. However, market and other considerations, including the conformity of loan pools to monoline insurance company and rating agency requirements, could affect the timing of such transactions. Any delay in the sale of a loan pool beyond a quarter-end would postpone the recognition of excess servicing gain related to such loans until their sale and would likely result in losses for such quarter being reported by the Company.

DEPENDENCE ON MANAGEMENT; EMPLOYMENT AGREEMENTS

     The Company's success will continue to depend to a significant extent on its executive officers and other key management, particularly its Chief Executive Officer, Gary K. Judis; its Chief Operating Officer, Cary H. Thompson; and its Executive Vice President and President of One Stop, Neil B. Kornswiet. The Company's Chief Executive Officer, Chief Operating Officer and the Chief Executive Officer of One Stop are each parties to employment agreements with the Company which provide for bonus payments based upon the net income or return on equity of the Company or One Stop, as applicable. In the case of the Chief Executive Officer of the Company, he is entitled to receive a base salary of $850,000 per annum and, for each quarter ended December 31, 1996, a bonus equal to 7.5% of the Company's pre-tax income (prior to bonuses and prior to any extraordinary charges). Commencing in January 1997, the Chief Executive Officer of the Company will receive a bonus measured by the Company's return on equity. The Company's Chief Operating Officer is entitled to a base salary of $500,000 per annum and a quarterly bonus measured by the Company's return on equity. The Chief Executive Officer of One Stop is entitled to a base salary of $750,000 per annum and a quarterly bonus equal to 7.5% of One Stop's pre-tax income. Other members of senior management are participants in a management bonus plan which awards bonuses measured by the Company's return on equity.

ECONOMIC CONDITIONS

     General. The risks associated with the Company's business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the current combined loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of the Company's focus on credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on such loans could be higher than those generally experienced in the mortgage lending industry. In addition, in an economic slowdown or recession, the Company's servicing costs may increase. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect the

Company's ability to securitize or sell loans in the secondary market and could increase the cost of securitizing and selling loans in the secondary market.

     The Company's principal market is credit-impaired borrowers who have significant equity in their homes and whose borrowing needs are not being met by traditional financial institutions. Loans made to such borrowers may entail a higher risk of delinquency and higher losses than loans made to more creditworthy borrowers. While the Company believes that the underwriting criteria and collection methods it employs enable it to reduce the higher risks inherent in loans made to credit-impaired borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. In the event that pools of loans sold and serviced by the Company experience higher delinquencies, foreclosures or losses than anticipated, the Company's financial condition or results of operations could be adversely affected.

     Interest rates. The Company's earnings may be directly affected by the level of and fluctuations in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its liabilities. While the Company monitors the interest rate environment and employs a hedging strategy designed to mitigate the impact of changes in interest rates, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates. During periods of increasing interest rates, the Company generally experiences market pressure to reduce its servicing spread or commissions on originations. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate loans and could reduce the gains recognized by the Company upon their securitization and sale. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments, thereby shortening the life and impairing the value of the excess servicing receivables and mortgage servicing rights. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on mortgage loans held pending sale and the interest paid by the Company for funds borrowed under the Company's warehouse credit facilities or otherwise. In addition, inverse or flattened interest yield curves could have an adverse impact on the earnings of the Company because the loans pooled and sold by the Company have long-term rates while the senior interests in the related REMIC trusts are priced on the basis of intermediate rates.

     The Company introduced adjustable rate mortgages as a new product in January 1994. Adjustable rate loans account for a substantial portion of the mortgage loans originated or purchased by the Company. Substantially all such adjustable rate mortgages include a "teaser" rate, i.e., an initial interest rate significantly below the fully indexed interest rate at origination. Although these loans are underwritten at the fully indexed rate at origination, credit-impaired borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loan.

CONTINGENT RISKS

     Although the Company sells substantially all the mortgage loans which it originates or purchases, the Company retains some degree of credit risk on substantially all loans sold. During the period of time that loans are held pending sale, the Company is subject to the various business risks associated with the lending business including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers. The documents governing the Company's securitization program require the Company to establish deposit accounts or build overcollateralization levels through retention of excess servicing distributions in such accounts or application of excess servicing distributions to reduce the principal balances of the senior interests issued by the related REMIC trust, respectively. Such amounts serve as credit enhancement for the related REMIC trust and are therefore available to fund losses realized on loans held by such trust. The Company continues to be subject to the risks of default and foreclosure following securitization and the sale of loans to the extent of excess servicing distributions required to be retained or applied to reduce principal from time to time. Such amounts are determined by the monoline insurance company issuing the guarantee of the related interests in each REMIC trust and are a condition to obtaining the requisite rating thereon. In addition, documents governing the Company's securitization program require the Company to commit to repurchase or replace loans which do not conform to the representations and warranties made by the Company at the time of sale.

When borrowers are delinquent in making monthly payments on loans included in a REMIC trust, the Company is required to advance interest payments with respect to such delinquent loans to the extent that the Company deems such advances ultimately recoverable. These advances require funding from the Company's capital resources but have priority of repayment from collections or recoveries on the loans in the related pool in the succeeding month.

     In the ordinary course of its business, the Company is subject to claims made against it by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees and officers of the Company (including its appraisers), incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any currently asserted claims or legal actions is not likely to be material to the Company's financial position or results of operations; however, any claims asserted in the future may result in legal expenses or liabilities which could have a material adverse effect on the Company's financial position and results of operations.

GOVERNMENT REGULATION

     Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.

     The operations of the Company are subject to regulation by federal, state and local government authorities, as well as to various laws and judicial and administrative decisions, that impose requirements and restrictions affecting, among other things, the Company's loan originations, credit activities, maximum interest rates, finance and other charges, disclosures to customers, the terms of secured transactions, collection, repossession and claims-handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. Although the Company believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules or regulations will not be adopted in the future that could make compliance more difficult or expensive, restrict the Company's ability to originate, purchase or sell loans, further limit or restrict the amount of interest and other charges earned on loans originated or purchased by the Company, further limit or restrict the terms of loan agreements, or otherwise adversely affect the business or prospects of the Company.

     In October 1995, certain amendments to the Truth in Lending Act (the "TILA Amendments") went into effect. The TILA Amendments provide in general that lenders may not include prepayment fee clauses in loans regulated by those amendments ("Section 32 Loans") if the borrower has a debt-to-income ratio in excess of 50%. In addition, a lender that refinances a Section 32 Loan previously made by such lender will not be able to enforce any prepayment penalty clause contained in such refinanced loan. A majority of the loans originated or purchased by the Company prior to October 1995 would have been
Section 32 Loans if they had been originated after that date. The Company has modified its loan programs to significantly reduce the number of Section 32 Loans it originates and purchases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The following financial statements are attached to this report:

                  Report of Independent Accountants
                  Consolidated Balance Sheets at June 30, 1995 and 1996 Consolidated Statements of Income for Fiscal Years Ended
                      June 30, 1994, 1995 and 1996
                  Consolidated Statements of Stockholders' Equity for Fiscal
                      Years Ended June 30, 1994, 1995 and 1996
                  Consolidated Statements of Cash Flows for Fiscal Years Ended
                      June 30, 1994, 1995 and 1996
                  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                  Information regarding Directors and Executive Officers of Registrant will appear in the proxy statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

                  Information regarding executive compensation will appear in the proxy statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               Information regarding executive compensation will appear in the proxy statement for the 1996 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Information regarding certain relationships and related transactions will appear in the proxy statement for the 1996 Annual Meeting of Stockholders, and is incorporated by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                  (a)        Financial Statements:

                             See Financial Statements listed as part of Item 8. Financial Statements and Supplementary Data.

                  (b)        Financial Statement Schedules:

                             Schedule 6     Property, Plant and Equipment.

                             Schedule 7 Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment.

                  (c)        Exhibits - Management Contracts and Compensatory
                             Plans:

                             10.1           Form of Director and Officer
                                            Indemnification Agreement.(1)
                             10.2 Amended and Restated Employment Agreement between Registrant and Gary K. Judis.
                             10.3 Amended and Restated Employment Agreement between Registrant and Cary H. Thompson.
                             10.4 Stock Option Agreement between the Registrant and Cary H. Thompson.
                             10.5           1991 Stock Incentive Plan, as
                                            amended.(2)
                             10.6           1995 Stock Incentive Plan.
                             10.7           1995 Employee Stock Purchase
                                            Plan(3)

                  (d)        Other Exhibits:

                             3.1 Certificate of Incorporation of Registrant, as amended.
                             3.3            Bylaws of Registrant as currently in
                                            effect.(1)
                             4.1 Specimen certificate evidencing Common Stock of Registrant.
                             4.2            Form of Representative Warrant.(1)
                             4.3 Form of Rights Agreement, dated as of June 21, 1996, between Registrant and Wells Fargo Bank, as rights agent.(4)

                             10.8 Office Lease, dated December 13, 1989, between State Street Bank and Trust Company of California, N.A. and Registrant's wholly owned subsidiary, Aames Home Loan, for the premises located at 3731 at Wilshire Boulevard, Los Angeles, California 90010.(1)
                             10.9 Amendments dated August 1,1991, March 15, 1992, June 30, 1993 and
                                            September 7, 1993 to Office Lease
                                            filed as Exhibit 10.2.(5)
                             10.10 Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002.(5)
                             10.11 Supplemental Indenture of Trust, dated as of April 25, 1995 to
                                            Exhibit 10.8.(6)
                             10.12 Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's $115,000,000 of 5.5%
                                            Convertible Subordinated Debentures
                                            due 2006.(7)
                             10.13 Interim Loan and Security Agreement, dated as of April 21, 1995, between National Westminster Bank Plc, New York Branch and Registrant's wholly owned subsidiary, Aames Capital Corporation.(8)

                             10.14 Notice of Extension Agreement No. 5, dated as of June 28, 1996, with respect to Exhibit 10.13
                             10.15 Amendment No. 4, dated as of June 28, 1996, with respect to Exhibit 10.13
                             10.16          Guarantee by Registrant with respect
                                            to Exhibit 10.13.(8)
                             10.17          Mortgage Loan Warehousing Agreement,
                                            dated as of December 27, 1995, among
                                            Registrant's wholly owned
                                            subsidiary, Aames Capital
                                            Corporation; Registrant; the lenders
                                            from time to time a party thereto;
                                            Nations Bank of Texas, N.A., as
                                            administrative agent for the lenders
                                            and a lender; and First Interstate
                                            Bank of California, as co-agent for
                                            the lenders and a lender.(9)
                             10.18 First Amendment to Mortgage Loan Warehousing Agreement, dated as of February 20, 1996, with respect to
                                            Exhibit 10.17
                             10.19 Second Amendment to Mortgage Loan Warehousing Agreement and Related Documents, dated June 28, 1996, with respect to Exhibit 10.(17)
                             10.20 Aircraft Lease Agreement, dated as of March 8, 1996, between C.I.T. Leasing Corporation, as lessor, and Registrant's wholly owned subsidiary, Oxford Aviation
                                            Corporation, Inc., as lessee.(7)
                             10.21 Corporate Guaranty Agreement, dated as of March 8, 1996, between
                                            Registrant, as guarantor, and C.I.T.
                                            Leasing Corporation with respect to
                                            Exhibit 10.20(7)
                             11.1           Statement Re. Computation of Per
                                            Share Earnings.
                             21.0           Subsidiaries of the Registrant
                             23.1           Consent of Price Waterhouse LLP
                             27.0           Financial Data Schedule
- ---------------------

1 Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-43237.
2 Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-62400.
3 Incorporated by reference from Registrant's Registration Statement, File No. 333-01312.
4 Incorporated by reference from Registrant's Registration Statement on Form 8-A, File No. 33-13660.
5 Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-88516.
6 Incorporated by reference from Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1995.
7 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the Three Months Ended March 31, 1996.
8 Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-91640.
9 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the Three Months Ended December 31, 1995.


                  (e)        Reports on Form 8-K:

                             Current Report on Form 8-K dated April 23, 1996 --
                             Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AAMES  FINANCIAL  CORPORATION
                                  (Registrant)


                                   By:   /s/    Gary K. Judis
                                      ------------------------------------
                                                Gary K. Judis
                                                Chairman of the Board and
                                                Chief Executive Officer


                                         September 12, 1996
                                         ------------------
                                                Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                        Title                                             Date
               ---------                        -----                                             ----
/s/ Gary K. Judis                         Chairman, Chief Executive Officer,                      September 12, 1996
- ---------------------------------------   President
Gary K. Judis


/s/ Cary H. Thompson                      Chief Operating Officer, Director                       September 12, 1996
- ---------------------------------------
Cary H. Thompson


/s/ Gregory J. Witherspoon                Executive Vice President - Finance,                     September 12, 1996
- ---------------------------------------   Chief Financial Officer, Director
Gregory J. Witherspoon


/s/ Bobbie J. Burroughs                   Executive Vice President - Administration,              September 12, 1996
- ---------------------------------------   Secretary, Director
Bobbie J. Burroughs


/s/ Neil B. Kornswiet                     Executive Vice President, Director                      September 12, 1996
- ---------------------------------------
Neil B. Kornswiet


/s/ Mark E. Elbaum                        Senior Vice President - Finance,                        September 12, 1996
- ---------------------------------------   Principal Accounting Officer
Mark E. Elbaum


/s/ Joseph R. Cerrell                     Director                                                September 12, 1996
- ---------------------------------------
Joseph R. Cerrell


/s/ Dennis F. Holt                        Director                                                September 12, 1996
- ---------------------------------------
Dennis F. Holt


/s/ Melvyn Kinder                         Director                                                September 12, 1996
- ---------------------------------------
Melvyn Kinder

AAMES FINANCIAL
CORPORATION
RULE12-06  Property, Plant and Equipment
Fiscal Years 1994, 1995 and 1996

Column A               Column B        Column C       Column D          Column E            Column F
- --------               --------        --------       --------          --------            --------
Classification        Balance at      Additions      Retirements     Other changes-          Balance
                       beginning        at cost                       add (deduct)-         at end of
                       of period                                                             period
- ------------------------------------------------------------------------------------------------------
1994
Automobile               191,000          34,000        23,000                                 202,000
Furniture &
Fixtures                 841,000         396,000                                             1,237,000
Leasehold
Improvements
Data
Processing Eq            679,000         437,000                                             1,116,000
Capital Leases           797,000                                                               797,000
                       -------------------------------------------------------------------------------
Total                  2,618,000         870,000         23,000                              3,465,000
                       ===============================================================================
1995
Automobile               202,000          69,000         76,000                                195,000
Furniture &
Fixtures               1,237,000         349,000        125,000                              1,461,000
Leasehold
Improvements
Data
Processing Eq          1,116,000         538,000                                             1,654,000
Capital Leases           797,000                                                               797,000
                       -------------------------------------------------------------------------------
Total                  3,456,000         976,000        201,000                              4,240,000
                       ===============================================================================
1996
Automobile               195,000         154,000         93,000                                256,000
Furniture &
Fixtures               1,461,000       1,400,000         70,000                              2,791,000
Leasehold
Improvements             133,000          35,000                                               168,000
Data
Processing Eq          1,654,000       2,933,000         58,000                              4,529,000
Data
Processing SFTW
Capital Leases           797,000           9,000                                               806,000
                       -------------------------------------------------------------------------------
Total                  4,240,000       4,729,000        221,000                              8,748,000
                       ===============================================================================

AAMES FINANCIAL
CORPORATION
RULE12-07 Accumulated Depreciation,
Depletion and Amortization of Property
Plant and Equipment
Fiscal Years 1994, 1995 and 1996

Column A          Column B      Column C      Column D      Column E       Column F
- --------          --------      --------      --------      --------       --------
Description       Balance at    Additions    Retirements  Other changes-   Balance
                  beginning    Charged to                 add (deduct)-   at end of
                  of period       Costs                     describe       period
                               & Expenses
- -----------------------------------------------------------------------------------
1994
Automobile           70,000      25,000         7,000                        88,000
Furniture &
Fixtures            534,000     112,000                                     646,000
Leasehold
Improvements         92,000       8,000                                     100,000
Data
Processing Eq.      220,000     175,000                                     395,000
Capital Leases      424,000     131,000                                     555,000
                  -----------------------------------------------------------------
Total             1,340,000     451,000         7,000                     1,784,000
                  =================================================================

1995
Automobile           88,000       9,000        76,000                        21,000
Furniture &
Fixtures            646,000     175,000       125,000                       696,000
Leasehold
Improvements        100,000      12,000                                     112,000
Data
Processing Eq.      395,000     263,000                                     658,000
Capital Leases      555,000     130,000                                     685,000
                  -----------------------------------------------------------------
Total             1,784,000     589,000       201,000                     2,172,000
                  =================================================================

1996
Automobile           21,000     102,000        72,000                        51,000
Furniture &
Fixtures            696,000     292,000                                     988,000
Leasehold
Improvements        112,000      10,000                                     122,000
Data
Processing Eq.      658,000     548,000                                   1,206,000
Data
Processing SFTW.    685,000      73,000                                     758,000
Capital Leases      797,000       9,000                                     806,000
                  -----------------------------------------------------------------
Total             2,172,000   1,037,000        72,000                     3,137,000
                  =================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
Aames Financial Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows represent fairly, in all material respects, the financial position of Aames Financial Corporation and its Subsidiaries (the "Company") at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted an accounting standard that changed its method of accounting for mortgage servicing rights for the year ended June 30, 1996.

The audits referred to above also included an audit of the financial statement schedules listed in Item 14. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Los Angeles, California
August 12, 1996

                          CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,          June 30,
                                                                                           1996              1995
                                                                                      -------------------------------
ASSETS
      Cash and cash equivalents                                                       $ 18,216,000       $ 20,359,000
      Loans held for sale, at cost
          which approximates market                                                     67,327,000         24,132,000
      Accounts receivable, less allowance for doubtful
          accounts of $473,000 and $360,000                                              8,600,000          6,090,000
      Excess servicing receivable (Note 2)                                             129,113,000         42,078,000
      Mortgage servicing rights                                                         10,902,000
      Residual assets                                                                   44,676,000         14,882,000
      Equipment and improvements, net (Note 3)                                           5,612,000          2,063,000
      Prepaid and other                                                                  9,551,000          5,019,000
                                                                                      -------------------------------
          TOTAL ASSETS                                                                $293,997,000       $114,623,000
                                                                                      ===============================
Liabilities and Stockholders' Equity
      Borrowings (Note 4)                                                             $138,045,000       $ 23,144,000
      Revolving warehouse facilities (Note 4)                                           11,026,000
      Accounts payable and accrued exprenses                                             8,976,000          6,141,000
      Accrued compensation and related expenses                                          3,949,000          1,703,000
      Income taxes payable (Note 5)                                                     21,831,000          3,588,000
                                                                                      -------------------------------
          TOTAL LIABILITIES                                                            183,827,000         34,576,000

      Commitments and Contingencies (Note 6)
      Stockholders' equity
      Preferred stock, par value $.001 per share 1,000,000 shares authorized; none outstanding
      Common Stock, par value $.001 per share 50,000,000 and
         10,000,000 shares authorized; 13,501,900 and
         13,221,000 shares outstanding (Note 9)                                             14,000             14,000
      Additional paid-in capital                                                        63,628,000         61,864,000
      Retained earnings                                                                 46,528,000         18,169,000
                                                                                      -------------------------------
          Total Stockholders' equity                                                   110,170,000         80,047,000
                                                                                      -------------------------------
          Total liabilities and stockholders' equity                                  $293,997,000       $114,623,000
                                                                                      ===============================

                                          CONSOLIDATED STATEMENTS OF INCOME

                                                                      Fiscal Years Ended June 30,
                                                                1996           1995              1994
                                                            ---------------------------------------------
REVENUE:
         Excess servicing gain (Note 2)                     $ 78,274,000    $ 22,954,000    $   8,101,000
         Commissions                                          19,880,000      15,799,000       16,432,000
         Loan Service                                         18,185,000       8,246,000        6,099,000
         Fees and other                                       12,069,000       7,940,000        5,595,000
                                                            ---------------------------------------------
               TOTAL REVENUE                                 128,408,000      54,939,000       36,227,000
                                                            ---------------------------------------------
EXPENSES:
         Compensation and related expenses (Note 6)           33,241,000      17,610,000       13,616,000
         Sales and advertising costs                          18,362,000       9,906,000        7,891,000
         General and administrative expenses                  13,926,000       7,067,000        5,415,000
         Interest expense (Note 4)                             9,348,000       3,205,000          322,000
                                                            ---------------------------------------------
               TOTAL EXPENSES                                 74,877,000      37,788,000       27,244,000
                                                            ---------------------------------------------

INCOME BEFORE INCOME TAXES                                    53,531,000      17,151,000        8,983,000

PROVISION FOR INCOME TAXES (NOTE 5)                           22,483,000       7,117,000        3,684,000
                                                            ---------------------------------------------

NET INCOME                                                  $ 31,048,000    $ 10,034,000    $   5,299,000
                                                            ---------------------------------------------
NET INCOME PER SHARE
               Primary                                      $       2.20    $       1.11    $        0.61
                                                            ---------------------------------------------
               Fully diluted                                        2.09            1.11             0.61
                                                            ---------------------------------------------
WEIGHTED AVERAGE NUMBER
OF OUTSTANDING SHARES
               Primary                                        14,096,000       9,021,000        8,751,000
                                                            ---------------------------------------------
               Fully diluted                                  15,465,000       9,021,000        8,751,000
                                                            ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Fiscal Years Ended June 30,
                                                             1996                 1995                 1994
                                                       -------------------------------------------------------
OPERATING ACTIVITIES
      Net income                                          31,048,000           10,034,000            5,299,000
      Adjustments to reconcile net income
          to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                    1,048,000              606,000              466,000
          Deferred income taxes                           15,369,000            3,972,000              (69,000)
          Excess servicing gain                         (103,975,000)         (33,891,000)          (9,690,000)
          Excess servicing amortization                   16,940,000            4,402,000            2,693,000
          Mortgage servicing rights originated           (11,759,000)
          Mortgage servicing rights amortization             857,000
          Loans originated or purchased                 (895,834,000)        (387,600,000)        (190,200,000)
          Proceeds from sale of loans                    852,639,000          373,609,000          180,235,000

          Changes in assets, and liabilities:
              (increase) decrease in:
              Accounts receivable                         (2,510,000)          (2,663,000)          (1,415,000)
              Prepaid and other                           (4,532,000)          (2,217,000)            (900,000)
              Residual assets                            (29,794,000)          (8,691,000)          (4,228,000)
              Increase (decrease) in:
              Accounts payable and
                  accrued expenses                         3,150,000              534,000            2,755,000
              Accrued compensation and
                   related expenses                        2,246,000              581,000              435,000
              Income taxes payable                         2,874,000           (2,051,000)             762,000
Net cash used in operating activities                   (122,233,000)         (43,375,000)         (13,857,000)



Investing activities:
      Purchases of property and equipment                 (4,597,000)            (988,000)            (870,000)
Net cash used in investing activities                     (4,597,000)            (988,000)            (870,000)

Financing activities
      Proceeds from sale of stock
          or exercise of options                           1,764,000           40,087,000           12,263,000
      Proceeds from borrowing                            115,000,000           23,000,000            2,900,000
      Amounts outstanding under
          warehouse arrangements                          11,026,000           (9,675,000)           9,675,000
      Dividends paid                                      (2,689,000)          (1,743,000)          (1,743,000)
      Payments on bank notes and long-term debt             (414,000)          (3,460,000)            (240,000)
Net cash provided by financing activities                124,687,000           48,209,000           22,855,000
Net increase (decrease) in cash                           (2,143,000)          38,460,000            8,128,000
Cash and cash equivalents at beginning of period          20,359,000           16,513,000            8,385,000
Cash and cash equivalents at end of period             $  18,216,000           20,359,000           16,513,000

Supplemental disclosures:
      Interest paid                                    $   6,633,000            3,225,000              333,000
      Taxes paid                                           4,354,000            4,843,000            2,991,000

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK      ADDITIONAL PAID-IN        RETAINED             TOTAL
                                                                      CAPITAL              EARNINGS
AS OF JUNE 30, 1993                                 $ 6,000          $  9,522,00         $  6,322,000     $ 15,850,000
          Issuance of common stock                    3,000           12,260,000                            12,263,000
          Dividends                                                                      $ (1,743,000)    $ (1,743,000)
          Net income                                                                        5,299,000        5,299,000

AS OF JUNE 30, 1994                                   9,000           21,782,000            9,878,000       31,669,000
          Issuance of common stock                    5,000           40,082,000                            40,087,000
          Dividends                                                                      $ (1,743,000)     $(1,743,000)
          Net income                                                                       10,034,000       10,034,000

AS OF JUNE 30, 1995                                  14,000           61,864,000           18,169,000       80,047,000
          Proceeds from sale of stock
            or exercise of options                                     1,764,000                             1,764,000
          Dividends                                                                      $ (2,689,000)    $ (2,689,000)
          Net income                                                                       31,048,000       31,048,000

AS OF JUNE 30, 1996                                 $14,000          $63,628,000          $46,528,000     $110,170,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies


                                   OPERATIONS

Aames Financial Corporation, a Delaware corporation ("Aames"), and its subsidiaries (collectively, the "Company") engage in the consumer finance business by offering mortgage loans to homeowners through 47 offices located in 16 states at year end. The Company also functions as an insurance agent and mortgage trustee through certain of its subsidiaries. The Company's market is borrowers who have significant equity in their homes but whose borrowing needs are not being met by traditional financial institutions. The Company's business includes originating (funding and brokering), purchasing, selling and servicing mortgage loans primarily secured by single family residences (i.e., one-to four-family). Loans originated by the Company are primarily extended on the basis of the equity in the borrower's property and, to a lesser extent, the creditworthiness of the borrower. The aggregate outstanding balances of loans serviced by the Company was $1.25 billion and $609 million at June 30, 1996 and June 30, 1995, respectively (which include $337 million and $152 million of loans at June 30, 1996 and June 30, 1995, respectively, serviced for the Company by unaffiliated subservicers under subservicing agreements).

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

A prolonged, substantial reduction in the size of the secondary market for loans of the types originated and purchased by the Company may adversely affect the Company's ability to securitize and sell loans with a consequent adverse impact on the Company's profitability and ability to fund future originations and purchases which could have a material adverse effect on the Company's financial position and results of operations.

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

                   PRINCIPLES OF ACCOUNTING AND CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Aames and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 CASH IN TRUST

The Company services loans on behalf of customers. In such capacity, certain monies are collected and placed in segregated trust accounts, which totaled $26.8 million and $10.9 million at June 30, 1996 and June 30, 1995, respectively. These accounts and corresponding liabilities are not included in the accompanying balance sheet.

                           EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being recorded utilizing straight-line and accelerated methods over the following estimated useful lives:


FURNITURE                                   Five to seven years
LEASEHOLD IMPROVEMENTS                      Shorter of five years or lease term
EQUIPMENT UNDER CAPITAL LEASES              Five years
AUTOMOBILES                                 Five years
DATA PROCESSING EQUIPMENT                   Five years

                              REVENUE RECOGNITION

The Company derives its revenue principally from servicing spreads, commissions from the origination of the loans, insurance commissions, closing fees, prepayment fees and fees charged for services such as appraisals and underwriting. Loans originated through the Company's retail branch network or purchased from correspondents are funded by the Company for pooling and sale in the secondary market and placed with private investors or brokered to other financial institutions. Revenue from loans pooled and sold in the secondary market is recognized when such loan pools are sold. Revenue from loans funded by private investors is recognized as income when escrow closes on the loan and the funds are disbursed. The Company retains the right to service all loans funded by the Company or placed with private investors. The Company receives a fee for servicing such loans based on a fixed percentage of the declining principal balance. A servicing spread is retained by the Company from the monthly payments received from borrowers, a portion of which is accounted for as a normal servicing fee. Loans brokered to other financial institutions are sold on a servicing-released basis.

During the loan origination process, the Company negotiates fees, commissions and payment terms to accommodate the borrower's immediate and long-term cash flow needs. To the extent negotiation of the commission rate leads to a higher or lower interest rate on the loan, this will generally have an inverse effect on the servicing spread retained by the Company. Such negotiations result in a wide range of loan servicing spreads retained by the Company.

Commission revenue on loan originations and related direct origination costs are deferred until the related loan is sold. Upon sale of the loan, the deferred commissions are recognized as commission revenue in the Consolidated Statement of Income and deferred origination costs are recognized in the applicable expense classification.

The accounting practice employed by the Company, whereby it accounts for a portion of the servicing spread as a normal servicing fee, has the effect of normalizing the loan servicing revenues recognized by the Company derived from the long-term servicing of loans originated or purchased by the Company and pooled and sold in the secondary market on a servicing-retained basis, or placed with private investors. An excess loan servicing gain or loss is recorded to account for the difference between the servicing spread retained by the Company and the normal servicing fee that is determined by the Company taking into account several factors including industry practices. The net present value of that difference (based on certain prepayment and other assumptions to determine an expected life of the loan) is recorded as an excess servicing gain or loss when the loan is sold in a pool or funded by private investors. The excess servicing gain included in the Consolidated Statements of Income includes these amounts reduced by direct transaction costs. For loans sold in the secondary market, the excess servicing gain includes provisions for credit risk obligations retained by the Company. The excess servicing receivable included in the Consolidated Balance Sheets results from the recordation of such initial gains on an aggregate basis adjusted for amortization.

As the Company receives cash in the form of the servicing spread it retains (including the normal servicing fee), the excess servicing receivable is reduced in proportion to and over the expected lives of the related loans giving effect to the prepayment assumption utilized in its determination. On a quarterly basis, the Company reviews its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry. The excess servicing receivable is written down when a shortfall in the net present value of the estimated remaining future excess servicing fee revenue becomes apparent. The excess servicing receivable is not increased as a result of slower than estimated prepayment experience. The Company receives prepayment fees on certain loans if they are paid off before maturity.

                           MORTGAGE SERVICING RIGHTS

The Company elected to adopt Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), which amends the prior mortgage banking standard for fiscal 1996. SFAS No. 122 prohibits retroactive application to fiscal years prior to adoption. Accordingly, certain information appearing in the Company's financial statements for fiscal 1995 and before are based on the prior standard and such results are not directly comparable to the results for fiscal 1996. Under SFAS No. 122 the Company recognizes mortgage servicing rights ("MSR's") as assets separate from the mortgage loans to which the MSR's relate based on their respective fair values. In the past, the Company had allocated the entire cost of originating or purchasing a mortgage loan to the carrying value of such mortgage loans. MSR's are amortized over the lives of the loans to which the MSR's relate, reducing servicing income in future periods.

To the extent that a portion of the total cost of originating or purchasing mortgage loans has been allocated to the MSR's, relatively greater gains were recognized on the securitization and sale of mortgage loans because of the reduction of the Company's basis in such loans. The effect of adopting SFAS No. 122 was to increase the net income of the Company for the fiscal year ended June 30, 1996 by $5.7 million or $.37 per fully diluted weighted average share.

In order to determine the fair value of the MSR's, the Company estimates the expected future net servicing revenue based on common industry assumptions (since market prices for MSR's under comparable servicing sales contracts are not available to the Company), as well as on the Company's historical experience.

                                  INCOME TAXES

Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

                                RISK MANAGEMENT

The Company employs certain risk management strategies to minimize its risk from interest rate fluctuations during the period between the time it originates or purchases loans and the time such loans are sold in the secondary market. The Company sells its loans in the secondary market on a quarterly basis, thus limiting the period of its interest rate risk exposure. These securitzations are structured to allow the Company to sell a specified amount of certain loans for a limited time in the future at an agreed upon price. In addition, the Company regularly reviews the interest rates on its loan products and makes adjustments to rates to reflect market conditions. Additionally, the Company employs a hedging strategy whereby it enters into agreements to sell securities not yet purchased that correlate to securities that are used to index sales of the Company's loans in the secondary market. Gains or losses on these transactions are included in the excess servicing gain at the time the underlying loans are sold. At June 30, 1996, the Company had open hedging positions with a notional balance of $40.0 million.

                           CASH AND CASH EQUIVALENTS

Cash equivalents, consisting primarily of short-term investments, are considered cash equivalents if they were purchased with an original maturity of three months or less. At June 30, 1996, the Company had $2.2 million held in a restricted account in connection with the sale of a loan pool. These funds were released to the Company in July 1996.

                              LOANS HELD FOR SALE

Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

                                RESIDUAL ASSETS

In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required over collateralization amount of loans, and subsequently deposits a portion of the servicing spread collected on the related loans. The amounts set aside ($44.7 million at June 30, 1996 and $14.9 million at June 30, 1995) are available for distribution to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to maximum subordination amounts as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company and, at the termination of the related REMIC trust, any remaining amounts on deposit are distributed to the Company.

                                 DEBT ISSUANCE

At June 30, 1996, the Company had an unamortized balance of debt issuance costs of $3.8 million related to the issuance of $23.0 million of 10.5% Senior Notes due 2002 and the issuance of $115 million of 5.5% Convertible Subordinated Debentures due 2006. This balance is included in "Prepaid and other" on the Consolidated Balance Sheets and is amortized into interest expense over the life of the related debt.

                               EARNINGS PER SHARE

Earnings per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period, after giving effect to the assumed exercise of certain stock options and warrants, and in addition, for fully diluted earnings per share, the conversion of shares related to the Company's 5.5% Convertible Subordinated Debentures due 2006.

In May 1996, the Company's $.001 par value common stock was split three-for-two. All references in the accompanying Consolidated Balance Sheets, Consolidated Statements of Earnings and Notes to Consolidated Financial Statements to the number of common shares and share amounts have been restated to reflect the stock split.

                               RECLASSIFICATIONS

Certain amounts related to 1994 and 1995 have been reclassified to conform to the 1996 presentation.

Note 2   Excess Servicing Receivable

The excess servicing receivable represents the net present value of the difference between the servicing spread retained by the Company and the normal servicing fee determined by the Company taking into account several factors including industry practices. The amount is amortized over the estimated lives of the loans to which the excess servicing receivable relates.

The activity in the excess servicing receivable is summarized as follows:



                                     Fiscal Years Ended June 30,
                                  1996           1995           1994
                              ------------   ------------   ------------
Balance, beginning of year    $ 42,078,000   $12,589,000    $ 5,592,000
Excess servicing gain          103,975,000    33,891,000      9,690,000
Amortization of receivable     (16,940,000)   (4,402,000)    (2,693,000)
                              ============   ===========    ===========
Balance, end of year          $129,113,000   $42,078,000    $12,589,000

The Company discounts the cash flows on the related loans sold based upon the rates charged to borrowers on such loans adjusted for credit risk obligations retained by the Company. The Company had reserves of $10.2 million, $3.4 million and $959,000 at June 30, 1996, 1995 and 1994, respectively, related to these credit risk obligations, which are netted against the excess servicing receivable. The weighted average rates used to discount the cash flows were 14.7%, 14.5% and 13.7% for the years ended June 30, 1996, 1995 and 1994, respectively. The excess servicing receivable is amortized using the same discount rate used to determine the original excess servicing gain recorded.

On a quarterly basis, the Company analyzes its prepayment assumptions in relation to actual prepayment experience on a disaggregated basis, based on loan origination date and type of loan (fixed or adjustable), to determine whether actual prepayment experience has had any impact on the carrying value of the excess servicing receivable.


Note 3   Equipment and Improvements

Equipment and improvements comprise the following:


                                             Fiscal Years Ended June 30,
                                                  1996            1995
                                             ------------     -----------
Data processing equipment                       4,727,000       1,654,000
Furniture and fixtures                          2,791,000       1,460,000
Leashold improvements                             169,000         133,000
Equipment under capital leases                    806,000         796,000
Automobiles                                       256,000         195,000
                                               ----------      ----------
  Total                                         8,749,000       4,238,000
Accumulated depreciation and amortization      (6,137,000)     (2,175,000)
                                               ==========      ==========
  Net                                          $5,612,000      $2,063,000


Note 4   Borrowing and Revolving Warehouse Facilities

Borrowings consist of the following:



                                            Fiscal Years Ended June 30,
                                                1996            1995
                                            ------------    -----------
5.5% Subordinated Convertible Debentures
due 2006 convertible to 4.1 million
shares of $.001 par value common stock
at $28 per share. The Subordinated
Convertible Debentures are subordinated
to all existing and future senior debt
of the Company (as defined in the
indenture Agreement).                       $115,000,000

10.5% Senior Notes due 2002,
collateralized by certain residual
certificates.  Principal payments of
$5,750,000 in each of calendar years
1999 through 2002                             23,000,000     23,000,000

Obligations under capital leases                  45,000        144,000

                                            ============    ===========
TOTAL BORROWINGS                            $138,045,000    $23,144,000


Amounts outstanding under revolving warehouse facilities:




                                            Fiscal Years Ended June 30,
                                               1996             1995
                                            ------------    -----------
Warehouse facility with investment bank
collateralized by mortgages/deeds of
trust; expires January 1, 1997 with
interest at 0.0875% over applicable
LIBOR rate; total credit available
$150 million. Applicable LIBOR rate
was 5.5% at June 30, 1996                    $11,026,000

Revolving warehouse facility with
commercial banks collateralized by
mortgages/deeds of trust; due in
December 1996 with interest at .875%
over applicable LIBOR rate; total
credit available $100 million.
Applicable LIBOR rate was 5.5% at
June 30, 1996.

                                            ============    ===========
Total amounts outstanding under
revolving warehouse facilities               $11,026,000


Maturities on borrowings are as follows:


                                                  OBLIGATIONS
                                  OBLIGATIONS    UNDER CAPITAL
                                 UNDER CAPITAL   LEASES - NET
Fiscal Years Ended June 30,          LEASES       OF INTEREST      BORROWINGS     TOTAL - NET
1997                               $47,000         $45,000                        $     45,000
1998
1999                                                              $  5,750,000       5,750,000
                                                                  ------------    ------------
2000                                                                 5,750,000       5,750,000
                                                                  ------------    -----------
2001                                                                 5,750,000       5,750,000
                                                                  ------------    -----------
Thereafter                                                         120,750,000     120,750,000
                                   -------         -------        ------------    ------------
TOTAL                              $47,000         $45,000        $138,000,000    $138,045,000

                             EQUIPMENT UNDER LEASES

Equipment under capital leases is comprised of various computer and equipment items. Accumulated amortization of $758,000 and $685,000 relating to this equipment has been recorded as of June 30, 1996 and 1995, respectively.


Note 5   Income Taxes

The provision for income taxes consisted of the following:
For 1996, 1995 and 1994, the Company's effective income tax rate is computed using the appropriate statutory rates with no significant differences.



                         Fiscal Years Ended June 30,
                    1996            1995            1994
                -----------      ----------      ----------
CURRENT:
  Federal        $6,344,000      $2,154,000      $2,939,000
  State           2,187,000         992,000         814,000
                -----------      ----------      ----------
                  8,531,000       3,146,000       3,753,000

DEFERRED:
  Federal        10,212,000       2,891,000         (86,000)
  State           3,740,000      ,1,080,000          17,000
                -----------      ----------      ----------
     Total       13,952,000      ,3,971,000         (69,000)
                ===========      ==========      ==========
                $22,483,000      $7,117,000      $3,684,000

For 1996, 1995 and 1994, the Company's effective income tax rate is computed using the appropriate statutory rates with no significant differences.

The financial statement balances at June 30, 1996 and 1995 are as follows:


                                       Fiscal Years Ended June 30,
                                           1996           1995
                                       -----------      ----------
Current taxes payable (receivable)
  Federal                               $2,668,000      $ (596,000)
  State                                    706,000        (321,000)
                                       -----------      ----------
  Total                                  3,374,000        (917,000)
                                       ===========      ==========

Deferred taxes payable
  Federal                               13,451,000       3,240,000
  State                                  5,006,000       1,265,000
                                       -----------      ----------
  Total                                 18,457,000       4,505,000
                                       -----------      ----------
Total tax liabilities                  $21,831,000      $3,588,000
                                       ===========      ==========


Deferred tax liabilities (assets) are comprised of the following:


                                         Fiscal Years Ended June 30,
                                            1996            1995
                                         -----------     -----------
Deferred tax liabilities:
  Excess servicing                       $16,851,000      $5,891,000
  Depreciation                               412,000         216,000
  Mortgage servicing rights                5,015,000
                                         -----------      ----------
  Total deferred tax liabilities          22,278,000       6,107,000
                                         -----------      ----------

Deferred tax assets:
  State taxes                             (2,471,000)       (790,000)
  Vacation accrual                          (298,000)       (233,000)
  Allowance for doubtful accounts           (218,000)       (212,000)
  Other accruals                            (834,000)       (367,000)
                                         -----------      ----------
Total deferred tax assets                 (3,821,000)     (1,602,000)
                                         -----------      ----------
Valuation allowance
Net deferred tax liabilities             $18,457,000      $4,505,000
                                         ===========      ==========

Note 6   Commitments and Contingencies

The Company leases office space under operating leases expiring at various dates through July 2001. In addition, in February 1996, the Company entered into an operating lease for an airplane, which expires February 2006. Total rent expense related to operating leases amounted to $2.8 million, $1.5 million and $1.4 million, for the years ended June 30, 1996, 1995 and 1994, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined). As of June 30, 1996, listed below are future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year:


Fiscal Years Ended June 30,
1997                         $ 3,560,000
1998                           3,144,000
1999                           2,893,000
2000                           2,658,000
2001                           1,427,000
Thereafter                     4,158,000
                             $17,840,000

                                   LITIGATION

The Company is involved in certain litigation arising in the normal course of its business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

                             EMPLOYMENT AGREEMENTS

The Chief Executive Officer has an employment agreement with the Company expiring on December 31, 1996, which provides for a base salary plus a bonus equal to 7.5% of the Company's adjusted pre-tax income. The Chief Executive Officer entered into a new employment agreement with the Company which expires on June 30, 2001. The new agreement provides for, commencing January 1, 1997, a base salary, a performance bonus measured against a target return on equity and a discretionary bonus. In addition, certain options were granted thereunder. (See "Note 9 -- Notes to Consolidated Financial Statements.") Under the new agreement, in the event of a termination without cause or in the event of certain changes in control, the Company shall pay three years base salary, plus an amount equal to his performance bonuses over the preceding twelve quarters provided, however, if the termination occurs after January 1, 2000, then he shall receive three years base salary plus an amount equal to his performance bonus over the previous eight quarters.

The Chief Operating Officer has an employment agreement with the Company expiring on June 30, 2001, which provides for a base salary and a performance bonus measured against a target return on equity. In addition, certain options were granted thereunder. (See "Note 9 -- Notes to Consolidated Financial Statements.") The agreement also provides that, in the event of a termination without cause or in the event of certain changes in control, the Company shall pay two years base salary plus an amount equal to his performance bonus over the previous eight quarters.

Note 7   Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments as of June 30, 1996 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                                Estimated
                                    Carrying Amount             Fair Value
                                    ---------------            ------------
Cash and cash equivalents            $ 18,216,000              $ 18,216,000
Loans held for sale                    67,327,000                71,434,000
Excess servicing receivable           129,113,000               129,113,000
Mortgage servicing rights              10,902,000                10,902,000
Amounts outstanding under
  revolving warehouse facilities       11,026,000                11,026,000
Borrowings                            138,045,000               139,035,000

The fair value estimates as of June 30, 1996 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by the Company in estimating fair values:

     Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

     Loans held for sale are based on current investor yield requirements.

     Amounts outstanding under revolving warehouse facilities and borrowings are short-term in nature and generally bear market rates of interest.

     Excess servicing receivable and mortgage servicing rights are based on the expected future cashflows using common industry assumptions as well as the Company's historical experience.

     The fair value of the Company's borrowings are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.


Note 8  401 (k) Retirement Savings Plan

The Company sponsors a 401 (k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees' elected salary deferrals. Employer contributions are determined at the beginning of the plan year at the option of the employer. For fiscal years 1996, 1995 and 1994, the Company's contribution to the plan aggregated $252,000, $46,000 and $39,000, respectively.

Note 9  Stockholders' Equity

Under the Company's 1991 Stock Incentive Plan (the 1991 Plan) a total of 750,000 shares have been reserved for issuance. At June 30, 1996, options to exercise 694,499 have been granted at prices ranging from $4.50 to $11.92 per share; 303,550 of these shares have been granted to the Company's Chief Executive Officer at prices ranging from $5.50 to $11.92 per share. Additionally, the Chief Operating Officer was granted a non-qualifying stock option of 10,000 shares at $5.50.

Under the Company's 1995 Stock Incentive Plan (the 1995 Plan), a total of 1.1 million shares have been reserved for issuance. At June 30, 1996, options to exercise 979,451 shares have been granted at prices ranging from $11.92 to $41.87 per share. Of these shares, 141,188 have been granted to the Company's Chief Executive Officer at $30.00 per share and 767,250 have been granted to the Company's Chief Operating Officer at prices ranging from $11.92 to $21.50 per share. Additionally, the Chief Operating Officer was granted a non-qualified stock option of 447,300 shares at $30.00. These 447,300 shares are not exercisable while he is an officer of the Company.

During the fiscal year ended June 30, 1996, 159,730 shares have been exercised at prices ranging from $5.00 to $11.92 per share.

Options to exercise 40,084 shares were granted to outside directors at prices ranging from $5.50 to $21.50 per share. The Company has outstanding 20,055 warrants to purchase common stock at $6.00 per share. These are exercisable and have certain registration rights. During the fiscal year ended June 30, 1996, a total of 4,333 shares granted to a director were exercised at a price of $5.50 per share. In addition, 129,945 warrants were exercised during the fiscal year ended June 30, 1996 at a price of $6.00 per share.

On May 6, 1996 the Company declared a three-for-two split of the Company's common stock, payable May 17, 1996 to stockholders of record on May 6, 1996. The split was affected as a dividend of one share of common stock on every three shares of common stock. After giving effect to this stock split, the Company has 13.5 million shares outstanding at June 30, 1996. All share and per share data in the accompanying financial statements are presented to give retroactive effect to the stock split.

On June 13, 1995, the Company completed the sale of 3.0 million shares of common stock in a public offering. The proceeds to the Company from the offering, net of expenses, were $40.0 million. On July 1, 1993, the Company completed the sale of 1.7 million shares of common stock (including 325,000 shares owned by the Chief Executive Officer) in a public offering. The proceeds to the Company from the offering, net of expenses, were $12.3 million.

The Company's bank agreements generally limit the Company's ability to pay dividends. In addition, the Company's $23.0 million of 10.5% Senior Notes due 2002 places certain restrictions on additional indebtedness based on the Company's net worth.

                                RIGHTS AGREEMENT

In June 1996, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right ("Right") on each share of the Company's common stock outstanding on July 12, 1996. Each Right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of Preferred Stock, par value $0.001 per share, of the Company at a price of $100.00, subject to adjustments in certain cases to prevent dilution.

The Rights will become exercisable (with certain limited exceptions provided in the Rights agreement) following the 10th day after (a) a person or group announces acquisition of 15 percent or more of the Company's Common Stock, (b) a person or group announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15 percent or more of the Company's common stock, (c) the filing of a registration statement for any such exchange offer under the Securities Act of 1933, as amended, or (d) the Company's board of continuing directors determines that a person is an "adverse person," as defined in the Rights agreement.

Note 10  Quarterly Financial Data (unaudited)


                                              Three Months Ended
                                       (In thousands, except per share amounts)

                                      Sep-30      Dec-31      Mar-31     Jun-30

FISCAL 1996
  Revenue                             $22,832     $28,263     $33,215    $44,098
  Income before income taxes            9,758      11,623      13,667     18,483
  Net Income                            5,658       6,741       7,935     10,714
  Earnings per share - Fully diluted    $0.41       $0.49       $0.53      $0.63

FISCAL 1995
  Revenue                              12,427      12,654     143,633     15,495
  Income before income taxes            3,686       3,957       4,130      5,378
  Net income                            2,172       2,315       2,400      3,147
  Earnings per share - fully diluted     0.25        0.27        0.27       0.32

Note 11  Subsequent Event

On August 12, 1996, the Company entered into an agreement to acquire One Stop Mortgage, Inc., in a transaction to be accounted for as a pooling of interests. Aames will issue 2.3 million shares of its common stock in exchange for all of the outstanding common stock of One Stop Mortgage, Inc. and will assume stock options granted to key employees of One Stop Mortgage, Inc. covering 375,000 shares of One Stop Mortgage, Inc. At June 30, 1996, One Stop Mortgage, Inc. had total assets of approximately $127 million and an accumulated deficit of approximately $1.3 million. The transaction is projected to close on August 28, 1996.

Stock Price and Dividend Information (unaudited)

In November 1995, the Company's common stock began trading under the symbol "AAM" on the New York Stock Exchange (NYSE). The following table sets forth the range of high and low sale prices and per share for the periods indicated.


                                             Cash
                         High      Low     Dividend**
                       -------   -------   ----------

FISCAL 1996*
  First Quarter        $19 1/2   $11 1/2      $.05
  Second Quarter        24 1/2    16 1/8       .05
  Third Quarter         25 1/8    16 1/4       .05
  Fourth Quarter          37      24 1/8       .05

FISCAL 1995            $ 9 1/2   $ 7 3/4      $.05
  First Quarter            9       7 3/4       .05
  Second Quarter        13 1/4     7 7/8       .05
  Third Quarter         18 1/8    11 3/4       .05

* Quarterly Financial Data as reported by Bloomberg.

As of September 15, 1996, the Company had 68 stockholders of record, and the Company believes that it had in excess of 2,000 beneficial owners of its common stock. Since its initial public offering on December 3, 1991, the Company has consistently paid quarterly cash dividends on its common stock. The Company declared and subsequently paid an aggregate of $.20 per share in dividends for the year ended June 30, 1996, representing approximately 17.4% of its net income for the period. The Board of Directors of the Company reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. In addition, the Company's ability to pay dividends is limited to an amount equal to its net income in any given calendar quarter.