Form 10-K/A
period 1996-06-30
AAMES FINANCIAL CORP/DE
filed 1996-10-10
CIK 879957

    As filed with the Securities and Exchange Commission on October 10, 1996.

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

               Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

               At August 30, 1996, there were outstanding 15,829,835 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($48.875 per share) of the Registrant's Common Stock on the New York Stock Exchange was $625,165,159. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    Portions of Registrant's Proxy Statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               In November 1995, the Company's common stock began trading under the symbol AAM on the New York Stock Exchange (NYSE). Prior to that time, the Company's common stock traded on the NASDAQ National Market under the symbol AAMS. The following table sets forth the range of high and low sale prices and per share cash dividends declared for the periods indicated. All share prices and cash dividends through May 17, 1996 have been adjusted to reflect the three-for-two stock split effected on that date.

                                                                                                             CASH
                                                            HIGH                     LOW                   DIVIDEND
                                                     -------------------      -----------------       -------------------
            FISCAL 1996*
                           First Quarter             $            19 1/2     $           11 1/2       $               .05
                           Second Quarter                         24 1/2                 16 1/8                       .05
                           Third Quarter                          25 1/8                 16 1/4                       .05
                           Fourth Quarter                         37                     24 1/8                       .05
            FISCAL 1995
                           First Quarter             $             6 3/8     $            5 1/8       $               .05
                           Second Quarter                          6                      5 1/8                       .05
                           Third Quarter                           8 7/8                  5 1/4                       .05
                           Fourth Quarter                         12 1/8                  7 7/8                       .05

            * As reported by Bloomberg



               As of September 16, 1996, the Company had 110 stockholders of record, and the Company believes that it had in excess of 5,500 beneficial owners of its common stock. Since its initial public offering on December 3, 1991, the Company has consistently paid quarterly cash dividends on its common stock. The Company declared and subsequently paid an aggregate of $.20 per share in dividends for the year ended June 30, 1996, representing approximately 8.7% of its net income for the period. The Board of Directors of the Company, reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. Bank agreements generally limit the Company's ability to pay dividends to an amount equal to its net income.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AAMES  FINANCIAL  CORPORATION
                                  (Registrant)


                                   By:   /s/    Gary K. Judis
                                      ------------------------------------
                                                Gary K. Judis
                                                Chairman of the Board and
                                                Chief Executive Officer


                                         October 9, 1996
                                         ------------------
                                                Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                        Title                                             Date
               ---------                        -----                                             ----
/s/ Gary K. Judis                         Chairman, Chief Executive Officer,                      October 9, 1996
---------------------------------------   President
Gary K. Judis


/s/ Cary H. Thompson                      Chief Operating Officer, Director                       October 9, 1996
---------------------------------------
Cary H. Thompson


/s/ Gregory J. Witherspoon                Executive Vice President - Finance,                     October 9, 1996
---------------------------------------   Chief Financial Officer, Director
Gregory J. Witherspoon


/s/ Bobbie J. Burroughs                   Executive Vice President - Administration,              October 9, 1996
---------------------------------------   Secretary, Director
Bobbie J. Burroughs


/s/ Neil B. Kornswiet                     Executive Vice President, Director                      October 9, 1996
---------------------------------------
Neil B. Kornswiet


/s/ Mark E. Elbaum                        Senior Vice President - Finance,                        October 9, 1996
---------------------------------------   Principal Accounting Officer
Mark E. Elbaum


                                          Director
---------------------------------------
Joseph R. Cerrell


                                          Director
---------------------------------------
Dennis F. Holt


                                          Director
---------------------------------------
Melvyn Kinder