Form 10-Q
period 1996-09-30
AAMES FINANCIAL CORP/DE
filed 1996-11-14
CIK 879957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

          X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996

                                      or

               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _____ to _____

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

                                (213) 351-6100
                                --------------
                         (Registrant's telephone number,
                               including area code)

                                   NO CHANGE
   --------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report

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

     At September 30, 1996, Registrant had 15,838,755 shares of common stock outstanding.

                               TABLE OF CONTENTS

ITEM
NO.
----

PART I         Financial Information

     1.        Financial Statements

     2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II        Other Information

     6.        Exhibits and Reports on Form 8-K

               Signature Page

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                   JUNE 30,     SEPTEMBER 30,
                                                     1996           1996
                                                  ---------     ------------

ASSETS
Cash and cash equivalents                         $23,941,000    $102,065,000
Loans held for sale, at cost
  which approximates market                       186,189,000     143,259,000
Accounts receivable, less allowance for
  doubtful accounts of $473,000 and $531,000        9,685,000       8,197,000
Excess servicing receivable                       129,113,000     178,056,000
Mortgage servicing rights                          10,902,000      13,560,000
Residual assets                                    44,676,000      54,683,000
Equipment and improvements, net                     6,674,000       7,887,000
Prepaid and other                                  10,295,000       9,406,000
                                                 ------------    ------------
  Total assets                                   $421,475,000    $517,113,000
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings                                       $138,045,000    $175,034,000
Revolving warehouse facility                      112,363,000     170,292,000
Accounts payable and accrued expenses              11,380,000      16,216,000
Accrued compensation and related expenses           4,427,000       7,456,000
Income taxes payable                               21,831,000      19,892,000
                                                 ------------    ------------
  Total liabilities                               288,046,000     388,890,000
                                                 ------------    ------------

Stockholders' equity:
  Preferred Stock, par value $.001 per
    share, 1,000,000 shares authorized;
      none outstanding
  Common Stock, par value $.001 per share
    50,000,000 shares authorized;
    15,838,800 shares outstanding                      16,000          16,000
Additional paid-in capital                         88,142,000      88,236,000
Retained earnings                                  45,271,000      39,971,000
                                                 ------------    ------------
  Total stockholders' equity                      133,429,000     128,223,000
                                                 ------------    ------------
  Total liabilities and stockholders' equity     $421,475,000    $517,113,000
                                                 ============    ============


The accompanying note is an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended
                                                           September 30
                                                    -----------------------
                                                      1995           1996
                                                      ----           ----

Revenue:
  Excess servicing gain                           $12,585,000     $46,417,000
  Commissions                                       4,197,000       7,747,000
  Loan service                                      3,343,000       4,660,000
  Fees and other                                    2,707,000       7,035,000
                                                 ------------    ------------
    Total revenue                                  22,832,000      65,859,000
                                                 ------------    ------------

Expenses:
  Compensation and related expenses                 6,025,000     19,324,000
  Sales and advertising costs                       3,470,000      7,474,000
  General and administrative expenses               2,353,000      7,562,000
  Interest expense                                  1,226,000      7,444,000
  Nonrecurring charges                                            28,108,000
                                                 ------------    ------------
    Total expenses                                 13,074,000     69,912,000
                                                 ------------    ------------

Income (loss) before income taxes                   9,758,000     (4,053,000)
Provision for income taxes                          4,099,000        571,000
                                                 ------------    ------------
Net income (loss)                                  $5,659,000    ($4,624,000)
                                                 ============    ============

Net income (loss) per share
  Primary                                               $0.35         ($0.26)
                                                 ============    ============
  Fully Diluted                                         $0.35         ($0.17)
                                                 ============    ============
  Prior to nonrecurring charges                                        $0.69
                                                                 ============

Weighted average number
of shares outstanding
  Primary                                          16,394,000     17,486,000
                                                 ============    ============
  Fully Diluted                                    16,394,000     21,593,000
                                                 ============    ============


The accompanying note is an integral part of these financial statements.

                AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                       Three Months Ended
                                                           September 30,
                                                    -----------------------
                                                      1995           1996
                                                      ----           ----

Operating activities:

  Net income                                       $5,659,000    ($4,624,000)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                     181,000         521,000
    Deferred income taxes                           1,612,000       7,356,000
    Excess servicing gain                        (15,586,000)    (60,151,000)
    Excess servicing amortization                   2,404,000      11,208,000
    Mortgage servicing rights originated          (1,821,000)     (3,387,000)
    Mortgage servicing rights amortization                            728,000
    Changes in assets and liabilities:
      Loans originated or purchased             (142,406,000)   (501,319,000)
      Proceeds from sale of loans                 135,285,000     544,249,000
      (Increase) decrease in:
        Accounts receivable                         1,503,000       1,488,000
        Prepaid and other                           (502,000)         889,000
        Residual assets                           (4,089,000)    (10,007,000)
      Increase (decrease) in:
        Accounts payable and accrued expenses       1,927,000       4,836,000
        Accrued compensation and related
          expenses                                    796,000       3,029,000
        Income taxes payable                        2,516,000     (9,295,000)
                                                 ------------    ------------
Net cash used in operating activities            (12,521,000)    (14,479,000)
                                                 ------------    ------------
Investing activities:
  Purchases of property and equipment               (300,000)     (1,734,000)
                                                 ------------    ------------
Net cash used in investing activities               (300,000)     (1,734,000)
                                                 ------------    ------------
Financing activities:
  Proceeds from sale of stock or exercise of options  999,000          94,000
  Net proceeds from borrowing                        (38,000)      36,989,000
  Amounts outstanding under warehouse facilities   12,500,000      57,929,000
  Dividends paid                                    (668,000)       (675,000)
                                                 ------------    ------------
Net cash provided by  financing activities         12,793,000      94,337,000
                                                 ------------    ------------
Net increase (decrease) in cash                      (28,000)      78,124,000
Cash and cash equivalents at beginning of period   20,359,000      23,941,000
                                                 ------------    ------------
Cash and cash equivalents at end of period        $20,331,000    $102,065,000
                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                         AAMES FINANCIAL CORPORATION
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION
-----------------------------

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

    The consolidated financial statements include the accounts of Aames Financial Corporation and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three months ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements included in Item 1 of this Form 10-Q.

GENERAL

     On August 28, 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop"). The acquisition of One Stop was accomplished through the merger (the "Merger") of a wholly-owned subsidiary of the Company into One Stop, in a tax-free exchange accounted for as a pooling-of-interests, in which the Company issued approximately 2.3 million shares of its Common Stock and assumed options granted to key employees to purchase approximately 375,000 shares of its Common Stock. Under the pooling rules, the historical financial results of the Company have been restated to reflect the Merger and to reflect the historical losses of One Stop. From its commencement of operations in October 1995 until the Merger, One Stop generally sold its loans on a whole loan servicing-released basis or retained them in its portfolio, rather than selling them in a securitization transaction. The Company included $200 million of One Stop loans in its September 1996 securitization and intends to continue to include One Stop loans in future securitizations. Therefore, the historical financial performance of One Stop is of limited relevance in predicting its future performance.

     Further, under the pooling rules, the costs incurred by the Company and One Stop in consummating the Merger were expensed during the three months ended September 30, 1996. After nonrecurring, pre-tax charges of $28.1 million, primarily consisting of Merger costs, Aames reported a net loss of $4.6 million for the three months ended September 30, 1996 or ($.26) per primary and ($.17) per fully diluted share, as compared to net income of $5.7 million or $.35 per primary and fully diluted share for the three months ended September 30, 1995. Pre-tax charges of $26.1 million represent Merger costs and the write-off of prepaid financing charges related to credit facilities no longer in place. The charges also reflect $2.0 million associated with lease write-offs in conjunction with the Company's planned move to new headquarters.

     The Company originates and purchases loans through three production channels. The Company has historically originated its loans through its retail loan office network. In 1994, the Company diversified its production channels to include a wholesale correspondent program which consisted initially of purchasing loans from other mortgage bankers and financial institutions underwritten in accordance with the Company's guidelines. In fiscal 1996, this program was expanded to include the purchase of loans in bulk from other mortgage bankers and financial institutions. The Company's acquisition of One Stop further diversified the Company's production channels to include the origination and purchase of mortgage loans from a network of independent mortgage brokers. The Company is actively exploring the feasibility of operating in the United Kingdom.

     The following table presents the volumes of loans originated and purchased by the Company through each of the three production channels during the periods presented:

                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                      SEPTEMBER 30, 1995   SEPTEMBER 30, 1996
                                      ------------------   ------------------

Loans originated and purchased:
  Retail                                  $ 48,237,000        $ 92,000,000
  Wholesale Correspondent                   83,688,000         259,013,000
  Broker Network                                   N/A         140,916,000
                                          ------------        ------------
    Total                                 $131,925,000        $491,929,000


RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

     The following table sets forth information regarding the components of the Company's revenue and expenses for the three months ended September 30, 1995 and 1996:

                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                      SEPTEMBER 30, 1995   SEPTEMBER 30, 1996
                                      ------------------   ------------------
                                                   (In thousands)

Revenue:
  Excess servicing gain                       $ 12,585            $ 46,417
  Commissions                                    4,197               7,747
  Loan service:
    Servicing spread                             2,309               3,007
    Prepayment fees                                536               1,034
    Late charges and other
     servicing fees                                498                 619
  Fees and other:
    Closing                                        635                 847
    Appraisal                                      285                 470
    Underwriting                                   433                 615
    Interest income                              1,048               4,893
    Other                                          306                 210
                                              --------            --------
      Total revenue                           $ 22,832            $ 65,859
                                              ========            ========
Expenses:
  Compensation and
   related expenses                            $ 6,025            $ 19,324
  Sales and advertising costs                    3,470               7,474
  General and administrative expenses            2,353               7,562
  Interest expense                               1,226               7,444
  Nonrecurring charges                             --               28,108
                                              --------            --------
      Total expenses                          $ 13,074            $ 69,912

  Income (loss) before income taxes              9,758             (4,053)
  Provision for income taxes                     4,099                 571
                                              --------            --------
      Net income (loss)                          5,659           $ (4,624)
                                              ========            ========

REVENUE

     Total revenue for the three months ended September 30, 1996 increased $43.0 million, or 188%, over total revenue for the three months ended September 1995. This increase in total revenue was primarily due to the higher excess servicing gain resulting from the increased volumes of mortgage loans originated and purchased by the Company that it securitized and sold. The Company originated and purchased $132 million and $492 million of mortgage loans during the three months ended September 30, 1995 and 1996, respectively.

     In a securitization, the Company recognizes a gain on the sale of loans securitized upon the closing of the securitization, but does not receive the excess servicing, which is payable over the actual life of the loans securitized. The excess servicing represents, over the estimated life of the loans, the excess of the weighted average interest rate on the pool of loans sold over the sum of the investor pass-through rate, normal servicing fee and the monoline insurance fee. The net present value of that excess (determined based on certain prepayment and loss assumptions) less transaction expenses is recorded as excess servicing gain or loss at the time of the closing of the securitization. Excess servicing gain increased 268% from $12.6 million for the three months ended September 30, 1995 to $46.4 million at September 30, 1996. The increase resulted primarily from the greater size of the mortgage loan pool securitized and sold by the Company in the secondary market. The increase, however, was offset by decreased servicing spreads and the application of a change in excess servicing assumptions to reflect the changing composition of the Company's loan product mix and other factors. The Company securitized and sold $121 million and $527 million of loans in the secondary market during the three months ended September 30, 1995 and 1996, respectively. The weighted average servicing spread on loans securitized and sold was 4.98% and 4.39% for the three monthS ended September 30, 1995 and 1996, respectively. The lower weighted average servicing spread in 1996 reflected a decrease in weighted average interest rates on pooled loans due primarily to the larger percentage of higher credit grade loans included in the pool. While the Company intends to continue focusing on its traditional niche in the "C-" and "D" credit grade loans, the Company also intends to continue to diversify loan originations and purchases through its production channels to include more "A-," "B" and "C" credit grade loans.

     Commissions earned on loan originations continue to be an important component of total revenue, although to a lesser degree than in prior years, comprising 18% and 12% of total revenue for the three months ended September 30, 1995 and 1996, respectively. Commissions increased $3.6 million, or 85%, for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network and the weighted average commission rate charged on such loans. The increase in commissions for the three months ended September 30, 1996 was a result of increased origination volume, offsetting a decline in weighted average commission rate. The weighted average commission rate was 9.2% and 5.8% during the three months ended September 30, 1995 and 1996, respectively. The lower weighted average commission rate in 1996 reflected competitive factors, and the increase of higher credit grade loans originated through the Company's retail loan office network.

     Loan service revenue increased $1.3 million, or 39%, for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by the amortization of the excess servicing receivable. The increases for the three months ended September 30, 1996 were due primarily to the greater size of the portfolio of loans serviced in this period offset by increased amortization of excess servicing due to increased prepayment activity in the first quarter and changes in amortization assumptions. The Company's loan servicing portfolio increased to $1.8 billion at September 30, 1996, up 152% from the September 30, 1995 balance of $703 million.

     The Company has historically experienced delinquency rates that are higher than those prevailing in its industry. However, management believes the Company's historical loan losses are generally lower than those experienced by most other lenders to credit-impaired borrowers because of the lower combined loan-to-value ratios on the Company's lower credit grade loans. The following table sets forth delinquency, foreclosure, loss and reserve information of the Company's servicing portfolio for the periods indicated:

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 --------------------------
                                                  1995                1996
                                                 --------         ---------

     Percentage of dollar amount of delinquent loans
      to loans serviced (period end)<1> <2> <3>
       One month                                   5.6%               5.0%
       Two months                                  1.2%               1.9%
       Three or more months:
         Not foreclosed <4>                        7.1%               7.3%
         Foreclosed <5>                            1.1%               1.0%
                                                  ------             ------
           Total                                  15.0%              15.2%

     Percentage of dollar amount of loans
      foreclosed to loans serviced<2>              0.25%              0.42%

     Number of loans foreclosed                     42                 86

     Principal amount at time of foreclosure of
      foreclosed loans (in thousands)             $ 1,686            $ 7,272

     Net losses (in thousands)<6>                 $   203            $   932

     Percentage of losses to average servicing
      portfolio                                    0.12%              0.24%

     Liquidation loss reserve (in thousands)<7>   $ 4,288            $19,410

-------------------------
   <1> Delinquent loans are loans for which more than one payment is due.

   <2> The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company, or the Company and any subservicers, as applicable, as of the end of the three month periods indicated.

   <3> At September 30, 1996, the dollar volume of loans delinquent more than 90 days in the Company's four securitization trusts formed during the period from December 1994 to September 1995 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could result in the termination of the Company's normal servicing rights with respect to the loans in these trusts, although to date no servicing rights have been terminated, negatively affect the Company's cash flows and adversely influence the Company's assumptions underlying the excess servicing gain. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Delinquencies; Negative Impact on Cash Flow; Right to Terminate Normal Servicing" in the Company's Form 10-K for the fiscal year ended June 30, 1996.)

   <4> Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

   <5> Represents properties acquired following a foreclosure sale and still serviced by the Company.

   <6> Represents net losses on foreclosed properties sold during the period indicated.

   <7> Represents period end reserves for future liquidation losses.

     Fees and other revenue increased by $4.3 million, or 160%, for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. Fees and other revenue consist of fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees, plus interest income. The dollar amount of other fees increased due to the larger number of mortgage loans originated through the Company's retail loan office network during the respective periods. Interest income increased for the three months ended September 30, 1996 due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company.

EXPENSES

     Compensation and related expenses increased $13.3 million, or 221%, for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. These increases reflected compensation paid to new personnel and increased commissions and bonuses paid to certain employees. Compensation and related expenses as a percentage of total revenues were 26% and 29% for the three months ended September 30, 1995 and 1996, respectively.

     Sales and advertising costs increased $4.0 million, or 115%, for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, due primarily to the Company's nationwide expansion of its retail loan office network. The Company operated 52 retail loan offices in 18 states throughout the United States at September 30, 1996 compared to 32 offices in seven states at September 30, 1995. Sales and advertising costs as a percentage of total revenue were 15% and 11% for the three months ended September 30, 1995, and 1996, respectively.

     General and administrative expenses increased $5.2 million, or 221%, for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, and increased from 10% to 11% of revenue for the same periods. The dollar increase was primarily the result of occupancy and communications costs related to the expansion of the Company's retail loan office network.

     Interest expense increased from $1.2 million for the three months ended September 30, 1995, to $7.4 million for the three months ended September 30, 1996, primarily as a result of increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization and sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on warehousing facilities to fund increased originations and purchases of loans pending their securitization, and as a result of the Company's sale in the third quarter of fiscal 1996 of $115 million of its 5.5% Convertible Subordinated Debentures due 2006, and the sale in the second quarter of fiscal 1997 of $150 million of its 9.125% Senior Notes due 2003.

INCOME TAXES

     The Company's provision for income taxes decreased from $4.1 million for the three months ended September 30, 1995 to $571,000 for the three months ended September 30, 1996. Despite the net loss reported in the three months ended September 30, 1996, a provision for income taxes was required as a result of the impact of $5.4 million of nonrecurring charges that were not tax deductible.

FINANCIAL CONDITION

     LOANS HELD FOR SALE. Prior to securitization, the Company holds mortgage loans in its portfolio. The Company's portfolio of loans held for sale decreased from $186 million at June 30, 1996 to $143 million at September 30, 1996. Included in the June 30, 1996 loans held for sale was $119 million of loans held by One Stop.

     ACCOUNTS RECEIVABLE. Accounts receivable, representing servicing fees and advances, decreased by $1.5 million from $9.7 million at June 30, 1996 to $8.2 million at September 30, 1996.

     EXCESS SERVICING RECEIVABLE. Excess servicing receivable increased $48.9 million from $129 million at June 30, 1996 to $178 million at September 30, 1996 reflecting the increased size of the Company's first quarter securitization.

     MORTGAGE SERVICING RIGHTS. The September 30, 1996 balance represents mortgage servicing rights capitalized in accordance with the Statement of Financial Accounting Standards No. 122, "Accounting For Mortgage Servicing Rights" ("SFAS 122"). This balance reflects the capitalization under SFAS 122 of $3.4 million of servicing rights partially offset by amortization of $729,000 for the three months ended September 30, 1996.

     RESIDUAL ASSETS. Residual assets represent the reserve accounts and overcollateralization amounts required to be maintained in connection with the securitization of loans. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior certificates of the securitization trusts. Residual assets increased $10.0 million from $44.7 million at June 30, 1996 to $54.7 million at September 30, 1996.

     EQUIPMENT AND IMPROVEMENTS. Primarily as a result of the expansion of the Company's loan office network and the associated investment in technology, equipment and improvements, net increased $1.2 million from $6.7 million at June 30, 1996 to $7.9 million at September 30, 1996.

     PREPAID AND OTHER ASSETS. Prepaid and other assets decreased $889,000 from $10.3 million at June 30, 1996 to $9.4 million at September 30, 1996.

     BORROWINGS. Borrowings increased by $37 million from $138 million at June 30, 1996 to $175 million at September 30, 1996. This increase was primarily related to outstanding amounts on the Company's credit facility secured by certain excess servicing receivables.

     REVOLVING WAREHOUSE FACILITIES. Amounts outstanding under warehouse facilities increased by $58 million from $112 million at June 30, 1996 to a $170 million balance at September 30, 1996. This increase was primarily a result of the amount of restricted cash held by the Company related to the pre-funding of the securitization completed during the three months ended September 30, 1996. While such cash is restricted, it cannot be used to repay amounts outstanding under warehouse facilities. The restricted cash was released in October 1996 and used to pay down warehouse facilities.

LIQUIDITY

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

     New loan originations and purchases represent the Company's most significant cash flow requirement. The Company pays a premium on loans purchased through its wholesale correspondent program and on loans purchased from independent mortgage brokers. The amount of cash used to pay premiums approximated $15.2 million for the three months ended September 30, 1996.

     The Company securitized and sold in the secondary market $121 million and $527 million of loans for the three months ended September 30, 1995 and 1996, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess servicing otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. In connection with securitizations effected in September 1995 and 1996, overcollateralization requirements were set at $462,000 and $1.8 million, respectively. The terms of the securitization trusts generally require that all excess servicing otherwise payable to the Company during the early months of the trusts be used to repay the senior interests in order to increase overcollateralization to specified maximums.

     In addition, the increasing use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of excess servicing gain recognized by the Company. During the three months ended September 30, 1995 and 1996, the Company recognized excess servicing gain in the amounts of $12.6 million and $46.4 million, respectively. The recognition of excess servicing gain has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the related service fees are collected and applicable overcollateralization requirements are met. The Company is considering alternative securitization structures that may defer the amount of taxes payable on the excess servicing gain.

     The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedging and other costs which, for the pool sold during the three months ended September 30, 1996, approximated 0.50% of the principal amount of the securitized mortgage loans.

CAPITAL RESOURCES

     The Company finances its operating cash requirements primarily through (i) warehouse and other credit facilities, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities.

     WAREHOUSE AND OTHER CREDIT FACILITIES. The Company currently has two warehouse facilities and one other credit facility in place. There is a $150 million warehouse and working capital line of credit from a syndicate of six commercial banks that is secured by loans originated and purchased by the Company as well as certain servicing receivables, and which bears interest at the rate of 0.875% over one-month LIBOR. This line is currently scheduled to expire on December 24, 1996 and is subject to renewal. There is an additional warehouse line of credit from one investment bank that is secured by loans originated and purchased by the Company. This line of $150 million bears interest at the rate of 0.875% over one-month LIBOR, subject to renewal periodically and is currently scheduled to expire on January 1, 1997. Additionally, the Company has a written commitment for a $125 million warehouse facility from an investment bank. This facility would bear interest at a rate of 0.875% over one-month LIBOR and would expire on the earlier of December 31, 1996 or the completion of the third quarter's securitization. Finally, the Company has a $50.0 million credit facility from a commercial bank that is secured by certain excess servicing receivables in certificated form and which expires on December 6, 1996. This facility bears interest at the rate of 2.625% over the federal funds rate. Upon certain capital raising events, the lender may require all outstanding amounts under this facility in excess of $30.0 million to be prepaid and may reduce the credit limit under the facility to $30.0 million. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future. In addition, the Company is currently negotiating with a number of financial institutions for additional warehouse facilities.

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

     In addition, in order to gain access to the secondary market, the Company has relied on monoline insurance companies to provide financial guarantee insurance on senior interests in the securitization trusts established by the Company. The Company has not structured a pool for securitization and sale in the secondary market based solely on the internal credit enhancements of the pool or the Company's guarantees. Any substantial reduction in the size or availability of the secondary market for the Company's loans or the unwillingness of monoline insurance companies to provide financial guarantee insurance for the senior interests in the securitization trusts could have a material adverse effect on the Company's financial position and results of operations. At September 30, 1996, the dollar volume of loans delinquent more than 90 days on the Company's four securitization trusts formed during the period from December 1994 to September 1995 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could result in the termination of the Company's normal servicing rights with respect to the loans in these trusts, although to date no servicing rights have been terminated, negatively affect the Company's cash flows and adversely influence the Company's assumptions underlying the excess servicing gain. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Delinquencies; Negative Impact on Cash Flow; Right to Terminate Normal Servicing" in the Company's Form 10-K for the fiscal year ended June 30, 1996.

     OTHER CAPITAL RESOURCES. The Company has funded negative cash flows primarily from the sale of its equity and debt securities. In December 1991, July 1993, June 1995, and October 1996, the Company effected offerings of its Common Stock with net proceeds to the Company aggregating $179.1 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. The Company had cash and cash equivalents of approximately $102 million (of which $91.7 million was restricted) at September 30, 1996. The Company anticipates that its sources of liquidity will be sufficient to fund the Company's liquidity requirements for at least the next 12 months, if the Company's future operations are consistent with management's current growth expectations. There can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable.

RISK MANAGEMENT

     The Company employs a variety of strategies in order to manage the risk that mortgage loans held for sale pending securitization will fluctuate in value as a result of changing interest rates prevailing in the market. The Company hedges against interest rate fluctuations by selling United States Treasury securities not yet purchased and by purchasing treasury put options. The amount and timing of hedging transactions are determined by members of the Company's senior management. Management assesses factors including the interest rate environment, loan production levels and open positions of current hedge positions. The Company has also mitigated its interest rate exposure by effecting securitizations once each quarter resulting in a holding period for most of the mortgage loans originated and purchased by it of less than one quarter.

     The Company also mitigates its exposure to interest rate risk through a pre-funding strategy in which it agrees to sell loans to the securitization trust in the future at an agreed-upon price. The pre-funding locks in the price agreed upon with investors on the pricing date (typically five business days prior to the closing date of the securitization) for a period of generally 30 days. In a pre-funding arrangement, the Company typically delivers approximately 75% of the loans sold at the closing and the remainder generally within 30 days after the closing.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: negative cash flows and capital needs, delinquencies, risks of contracted servicing, dependence on funding sources, capitalized excess servicing receivable, recent addition of wholesale correspondent program, recent acquisition of One Stop, concentration of wholesale correspondent program, competition, concentration of operations, timing of loan sales, economic conditions, contingent risks, and government regulation. For a more complete discussion of these risks and uncertainties, see "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 1996.

                          AAMES FINANCIAL CORPORATION

OTHER INFORMATION

PART II

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

               4.1 First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank, as Trustee, and Aames Capital Corporation, Aames Capital Corporation of Minnesota, Aames Funding Corporation, Aames Home Loan, Aames Home Loan of America, Aames Home Loan of Colorado, Inc., Aames Home Loan of Nevada, Inc., One Stop Mortgage, Inc., Oxford Aviation Corporation, Inc., Oxford Escrow Co., Rossmore Financial, Inc., Serrano Insurance Services, Inc. and Windsor Management Co.

              27.1  Financial Data Schedule

          (b) Reports on Form 8-K: Current Reports on Form 8-K dated July 10, 1996, August 7, 1996, August 13, 1996, September 12, 1996 and
               September 26, 1996.

                          AAMES FINANCIAL CORPORATION

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AAMES FINANCIAL CORPORATION

Date: November 14, 1996             By:/s/ Gregory J. Witherspoon
                                       --------------------------
                                       Gregory J. Witherspoon
                                       Executive Vice President - Finance and
                                       Chief Financial Officer

                                    By:/s/ Mark E. Elbaum
                                       --------------------------
                                       Mark E.  Elbaum
                                       Senior Vice President - Finance and
                                       Principal Accounting Officer

                               EXHIBIT INDEX

EXHIBIT                                                                PAGE NO.
-------                                                                --------
  4.1     First Supplemental Indenture, dated as of                      _____
          October 21, 1996, between Registrant, The Chase
          Manhattan Bank, as Trustee, and Aames Capital
          Corporation, Aames Capital Corporation of Minnesota,
          Aames Funding Corporation, Aames Home Loan,
          Aames Home Loan of America, Aames Home Loan of
          Colorado, Inc., Aames Home Loan of Nevada, Inc.,
          One Stop Mortgage, Inc., Oxford Aviation
          Corporation, Inc., Oxford Escrow Co., Rossmore
          Financial, Inc., Serrano Insurance Services, Inc. and
          Windsor Management Co.

    27.1  Financial Data Schedule