Form 10-Q
period 1996-12-31
AAMES FINANCIAL CORP/DE
filed 1997-02-14
CIK 879957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                          For the quarterly period ended December 31, 1996

                                       or

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


       3731 WILSHIRE BOULEVARD, 10TH FLOOR, LOS ANGELES, CALIFORNIA 90010 (Address of Registrant's principal executive offices including ZIP Code)

                                 (213) 351-6100
                        (Registrant's telephone number,
                              including area code)


                                   NO CHANGE
         -------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes      X                        No
                    ----------                       ---------


   At February 4, 1997, the Registrant had 18,280,924 shares of common stock outstanding.

                               TABLE OF CONTENTS






ITEM                                                                     PAGE
NO.                                                                       NO.
                                                                         -----

PART I       FINANCIAL INFORMATION
             1.      Financial Statements                                1 - 4

             2.      Management's Discussion and Analysis of Financial
                     Condition  and Results of Operations                5 - 18


PART II      OTHER INFORMATION

             1.      Legal Proceedings                                  19

             2.      Changes in Securities                              19

             3.      Defaults Upon Senior Securities                    19

             4.      Submission of Matters to a Vote of
                     Security Holders                                   19 - 20

             5.      Other Information                                  20

             6.      Exhibits and Reports on Form 8-K                   20

                     Signature Page                                     21

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                           JUNE 30      DECEMBER 31
                                                             1996           1996
                                                         ------------   ------------



ASSETS
Cash and cash equivalents                                $ 23,941,000   $189,119,000
Loans held for sale, at cost which approximates market    186,189,000    154,554,000
Accounts receivable, less allowance for
  doubtful accounts of  $473,000 and $589,000               9,685,000     23,989,000
Excess servicing receivable                               129,113,000    230,898,000
Mortgage servicing rights                                  10,902,000     16,446,000
Residual assets                                            44,676,000     70,528,000
Equipment and improvements, net                             6,674,000      9,267,000
Prepaid and other                                          10,295,000     15,360,000
                                                         ------------   ------------
  Total assets                                           $421,475,000   $710,161,000
                                                         ============   ============

LIABILITIES AND STOCKHOLDERS'  EQUITY



Borrowings                                               $138,045,000   $288,023,000
Revolving warehouse facility                              112,363,000    100,000,000
Accounts payable and accrued expenses                      11,380,000     19,565,000
Accrued compensation and related expenses                   4,427,000      7,071,000
Income taxes payable                                       21,831,000     32,446,000

                                                         ------------   ------------
  Total liabilities                                       288,046,000    447,105,000
                                                         ============   ============



Stockholders' equity:
       Preferred Stock, par value $.001 per
          share, 1,000,000 shares authorized;
          none outstanding
       Common Stock, par value $.001 per share
          50,000,000 shares authorized;
          15,896,900 and 18,264,700 shares outstanding         16,000         18,000
Additional paid-in capital                                 88,142,000    205,705,000
Retained earnings                                          45,271,000     57,333,000
                                                         ------------   ------------
  Total stockholders' equity                              133,429,000    263,056,000
                                                         ------------   ------------
  Total liabilities and stockholders' equity             $421,475,000   $710,161,000
                                                         ============   ============



The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          DECEMBER 31                  DECEMBER 31
                                                  ------------   ------------   ------------   ------------
                                                      1995           1996           1995           1996
                                                  ------------   ------------   ------------   ------------
Revenue:
       Excess servicing gain                        20,264,000     56,960,000     33,939,000    113,160,000
       Commissions                                   6,532,000      7,841,000     10,729,000     15,587,000
       Loan service                                  4,458,000      5,402,000      7,801,000     10,062,000
       Fees and other                                2,825,000      9,825,000      5,532,000     16,860,000
                                                  ------------   ------------   ------------   ------------
             Total revenue                          34,079,000     80,028,000     58,001,000    155,669,000
                                                  ------------   ------------   ------------   ------------

Expenses:
       Compensation and related expenses            10,552,000     19,709,000     16,577,000     39,033,000
       Sales and advertising costs                   4,149,000      6,760,000      7,619,000     14,234,000
       General and administrative expenses           3,402,000      7,156,000      5,755,000     14,718,000
       Interest expense                              2,058,000      7,743,000      3,284,000     15,187,000
       Provision for loan losses                     1,728,000      7,150,000      2,818,000     16,932,000
       Nonrecurring charges                                 --             --             --     28,108,000
                                                  ------------   ------------   ------------   ------------
             Total expenses                         21,889,000     48,518,000     36,053,000    128,212,000
                                                  ------------   ------------   ------------   ------------


Income before income taxes                          12,190,000     31,510,000     21,948,000     27,457,000
Provision for income taxes                           4,901,000     13,236,000      9,001,000     13,807,000
                                                  ------------   ------------   ------------   ------------
Net income                                        $  7,289,000   $ 18,274,000   $ 12,947,000   $ 13,650,000
                                                  ============   ============   ============   ============

Net income per share
           Primary                                $       0.44   $       0.92   $       0.78   $       0.73
                                                  ============   ============   ============   ============
           Fully diluted                          $       0.44   $       0.80   $       0.78   $       0.68
                                                  ============   ============   ============   ============
           Prior to nonrecurring charges                                                       $       1.50
                                                                                               ============
           Dividends                              $       0.05   $       0.05   $       0.10   $       0.10
                                                  ============   ============   ============   ============

Weighted average number
of shares outstanding
           Primary                                  16,569,000     19,769,000     16,531,500     18,585,000
                                                  ============   ============   ============   ============
           Fully diluted                            16,569,000     23,876,000     16,531,500     22,692,000
                                                  ============   ============   ============   ============



The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                        SIX MONTHS ENDED
                                                                            DECEMBER 31
                                                                       1995               1996
                                                                ---------------    ---------------
Operating activities:
       Net income                                               $    12,947,000    $    13,650,000
       Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
             Provision for loan losses                                2,818,000         16,932,000
             Depreciation and amortization                              394,000          1,223,000
             Deferred income taxes                                    3,029,000         13,734,000
             Excess servicing gain                                  (38,629,000)      (145,066,000)
             Excess servicing amortization                            5,386,000         26,349,000
             Mortgage servicing rights originated                    (4,287,000)        (7,828,000)
             Mortgage servicing rights amortization                     116,000          2,283,000
             Changes in assets and liabilities:
                  Loans originated or purchased                    (423,928,000)    (1,130,090,000)
                  Proceeds from sale of loans                       391,947,000      1,161,725,000
                  (Increase) decrease in:
                    Accounts receivable                                (581,000)       (14,304,000)
                    Prepaid and other                                (1,628,000)        (5,065,000)
                    Residual assets                                  (9,352,000)       (25,852,000)
                  Increase (decrease) in:
                    Accounts payable and accrued expenses               (72,000)         8,185,000
                    Accrued compensation and related expenses         2,262,000          2,644,000
                    Income taxes payable                              5,106,000         (3,119,000)
                                                                ---------------    ---------------
Net cash used in operating activities                               (54,472,000)       (84,599,000)
                                                                ---------------    ---------------

Investing activities:
        Purchases of property and equipment                          (2,161,000)        (3,815,000)
                                                                ---------------    ---------------
Net cash used in investing activities                                (2,161,000)        (3,815,000)
                                                                ---------------    ---------------

Financing activities:
       Proceeds from sale of stock or exercise of options             1,858,000        117,565,000
       Proceeds from borrowing                                          (62,000)       149,978,000
       Amounts outstanding under warehouse facilities                41,796,000        (12,363,000)
       Dividends paid                                                (1,341,000)        (1,588,000)
                                                                ---------------    ---------------
Net cash provided by financing activities                            42,251,000        253,592,000
                                                                ---------------    ---------------
Net increase (decrease) in cash                                     (14,382,000)       165,178,000
Cash and cash equivalents at beginning of period                     20,359,000         23,941,000
                                                                ---------------    ---------------
Cash and cash equivalents at end of period                      $     5,977,000    $   189,119,000
                                                                ===============    ===============



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

         The consolidated financial statements include the accounts of Aames Financial Corporation and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three months and six months ended December 31, 1996 are not necessarily indicative of the results expected for the full fiscal year.

NOTE 2: STOCK SPLIT

         On January 28, 1997, the Company declared a three-for-two split of the Company's common stock effected in the form of a stock dividend, payable February 21, 1997 to stockholders of record February 10, 1997.


NOTE 3: RECLASSIFICATIONS

         Certain amounts related to 1995 have been reclassified to conform to the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of Aames Financial Corporation (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements included in Item 1 of this Form 10-Q.

GENERAL

         The Company engages in the business of originating, purchasing, selling and servicing home equity mortgages secured by single family residences. The Company originates and purchases loans through three production channels. The Company historically originated its loans solely through its retail loan office network. In 1994, the Company diversified its production channels to include a wholesale correspondent program which consisted initially of purchasing loans on a flow basis from other mortgage bankers and financial institutions underwritten in accordance with the Company's guidelines. In fiscal 1996, this program was expanded to include the purchase of loans in bulk from other mortgage bankers and financial institutions. The Company's acquisition of One Stop Mortgage, Inc. ("One Stop") in August 1996 further diversified the Company's production channels to include the origination and purchase of mortgage loans from a network of independent mortgage brokers. Commencing in December 1996, the Company expanded its retail production to include the "virtual office," giving the Company an outbound telemarketing loan production capability. Further, the Company anticipates commencing operations in the United Kingdom prior to the end of this fiscal year.

         The following table presents the volume of loans originated and purchased by the Company through each of the three production channels during the periods presented:

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              DECEMBER 31,                          DECEMBER 31,
                                                  --------------    -------------     -------------   ---------------
                                                         1995            1996              1995              1996
                                                         ----            ----              ----              ----
Loans originated and purchased:
  Wholesale correspondent . . . . . . . . . .      $ 133,912,000    $ 324,535,000    $  217,600,000   $   583,548,000
  Broker network(1) . . . . . . . . . . . . .         82,728,000      189,685,000        82,728,000       330,602,000
  Retail  . . . . . . . . . . . . . . . . . .         52,044,000      101,612,000       100,281,000       193,612,000
                                                  --------------    -------------     -------------   ---------------
   Total  . . . . . . . . . . . . . . . . . .      $ 268,684,000     $615,832,000     $ 400,609,000    $1,107,762,000
                                                   =============     ============     =============    ==============

Servicing portfolio at period end . . . . . .                                         $ 852,600,000    $2,274,400,000
                                                                                      =============    ==============
(1) One Stop commenced operations in October 1995.

CERTAIN ACCOUNTING CONSIDERATIONS

         As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans to third party investors in securitization transactions. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust) in exchange for cash proceeds and an interest in the loans securitized representing the excess servicing gain. The cash proceeds are raised through an offering of the certificates evidencing the right to receive certain payments on the securitized loans. The excess servicing gain represents, over the estimated life of the loans, the excess of the weighted average coupon on each pool of loans sold over the sum of the pass-through interest rate, the normal servicing fee (currently .50%) and a monoline insurance fee, if any. The Company determines the present value of this anticipated revenue stream at the time each securitization transaction closes using prepayment assumptions appropriate for each particular transaction and recognizes it as the excess servicing gain and records it as an asset called the excess servicing receivable. In order to determine the present value of this excess cash flow, the Company discounts the cash flows based upon the rates charged to borrowers on such loans, subject to adjustment for credit risk retained by the Company and recorded as a reserve. The weighted average rate used to discount the cash flows was 15.4% for the six months ended December 31, 1996.

         The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of full and partial prepayments and defaults. In the calculation of its excess servicing gain, the Company makes an assumption of the prepayment rate based on prior performance, the presence or absence of prepayment penalties, the loan-to-value ratios of the loans, the credit grades included in a particular pool and industry analyses. Generally, the presence of prepayment penalties slows the rate of prepayment; the lower loan-to-value ratio loans exhibit a higher prepayment rate due to refinancing potential; and the higher credit grade loans are assumed to be more interest rate sensitive than the lower credit grade loans since the higher credit grade borrowers are assumed to have more options for obtaining credit.

         In determining the adjustment for credit risk for a particular securitization, the Company utilizes assumptions that it believes are reasonable based on the information on its prior securitizations and the loan-to-value ratios of the loans included in the current securitizations. At December 31, 1996, the Company had reserves of $25.7 million related to these credit risks, or 1.29% of the outstanding balance of loans securitized as of that date. Cumulative losses to date from the Company's securitization transactions dating back to June 1992, have totaled $2.8 million, or .12% of the total balance of loans securitized through December 31, 1996. The weighted average loan-to-value ratio of the loans serviced by the Company was 66% as of December 31, 1996. Accordingly, the Company believes its allowance for credit losses is adequate to cover anticipated losses on previously securitized pools determined on a pool-by-pool basis.

         The excess servicing receivable is amortized over the expected lives of the related loans and a corresponding reduction in servicing fee income is recorded. See "Revenue." On a quarterly basis, the Company reviews its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry. The excess servicing receivable is written down through a charge to earnings when a shortfall in the net present value of the estimated remaining future excess servicing revenue becomes apparent due to either accelerated prepayments or larger than expected loss experience. To date, the Company has not been required to record a material adjustment to its excess servicing receivable.

         In June 1996, the Financial Accounting Standard Board issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). Among other provisions, this Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers, addresses the accounting for servicing rights on financial assets in addition to mortgage loans and requires that mortgage servicing rights (including excess servicing) be carried at fair value. The provisions of SFAS No. 125 are not expected to have a material impact on the Company's financial position or results of operations but could affect the way the Company structures future securitizations.

RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996

         For the three months ended December 31, 1996, the Company's total revenue increased to $80.0 million, up 135% when compared to the corresponding period in the prior year. In addition, the Company's total expenses as a percentage of total revenue declined. As a result, the Company's net income increased 151% to $18.3 million for the three months ended December 31, 1996 when compared to the corresponding period in the prior year. For the six months ended December 31, 1996, the Company's total revenues increased to $156 million, up 168% when compared to the corresponding period in the prior year. Total expenses in the six month period increased as a percentage of revenue due to a nonrecurring, pretax charge of $28.1 million resulting primarily from the acquisition of One Stop. Net income for the six months ended December 31, 1996 increased 5% to $13.7 million, when compared to the corresponding period in the prior year.

         For the three months ended December 31, 1996, fully diluted net income per share was $.80, up from $.44 in the corresponding prior year period, reflecting an increase of 82% on 44% more shares outstanding. For the six months ended December 31, 1996, fully diluted net income per share was $.68 per share ($1.50 before nonrecurring charges) compared with $.78 per share for the corresponding prior year period on 37% more shares outstanding.

         The following table sets forth information regarding the components of the Company's revenue and expenses for the three and six months ended December 31:

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       DECEMBER 31,                  DECEMBER 31,
                                                                    1995         1996            1995            1996
                                                                    ----         ----            ----            ----
                                                                                   (IN THOUSANDS)
Revenue:
  Excess servicing gain   . . . . . . . . . . . . . . . .         $ 20,264      $ 56,960       $ 33,939      $ 113,160
  Commissions . . . . . . . . . . . . . . . . . . . . . .            6,532         7,841         10,729         15,587
Loan service:
     Servicing spread . . . . . . . . . . . . . . . . . .            3,115         3,540          5,424          6,547
     Prepayment fees  . . . . . . . . . . . . . . . . . .              803         1,186          1,340          2,220
     Late charges and other  servicing fees . . . . . . .              540           676          1,037          1,295
Fees and other:
    Closing . . . . . . . . . . . . . . . . . . . . . . .              581           689          1,216          1,536
    Appraisal . . . . . . . . . . . . . . . . . . . . . .              232           459            517            929
    Underwriting  . . . . . . . . . . . . . . . . . . . .              379           333            812            948
    Interest income . . . . . . . . . . . . . . . . . . .            1,504         8,151          2,552         13,044
    Other . . . . . . . . . . . . . . . . . . . . . . . .              129           193            435            403
                                                               -----------   -----------     ----------    -----------
   Total revenue  . . . . . . . . . . . . . . . . . . . .         $ 34,079      $ 80,028       $ 58,001       $155,669
                                                               -----------   -----------     ----------    -----------
Expenses:
  Compensation and related expenses . . . . . . . . . . .         $ 10,552     $  19,709       $ 16,577      $  39,033
  Sales and advertising costs . . . . . . . . . . . . . .            4,149         6,760          7,619         14,234
  General and administrative expenses . . . . . . . . . .            3,402         7,156          5,755         14,718
  Interest expense  . . . . . . . . . . . . . . . . . . .            2,058         7,743          3,284         15,187
  Provision for loan losses . . . . . . . . . . . . . . .            1,728         7,150          2,818         16,932
  Nonrecurring charges  . . . . . . . . . . . . . . . . .             --            --             --           28,108
                                                               -----------   -----------     ----------    -----------
   Total expenses   . . . . . . . . . . . . . . . . . . .           21,889        48,518         36,053        128,212

  Income before income taxes  . . . . . . . . . . . . . .           12,190        31,510         21,948         27,457
  Provision for income taxes  . . . . . . . . . . . . . .            4,901        13,236          9,001         13,807
                                                               -----------   -----------     ----------    -----------
   Net income   . . . . . . . . . . . . . . . . . . . . .        $   7,289     $  18,274      $  12,947        $13,650
                                                               ===========   ===========    ===========    ===========

REVENUE

         Total revenue for the three and six months ended December 31, 1996 increased to $80.0 million and $156 million, up 135% and 168%, respectively, over total revenue for the same periods last year. This increase in total revenue was primarily due to the higher excess servicing gain resulting from the increased volume of mortgage loans originated and purchased by the Company that it securitized and sold.

         Excess servicing gain for the three and six months ended December 31, 1996 increased to $57.0 million and $113 million, up 181% and 233%, respectively, when compared to the corresponding periods in the prior year. These increases resulted primarily from the greater size of mortgage loan pools securitized and sold by the Company in the secondary market. During the three and six months ended December 31, 1996, the Company securitized and sold in the secondary market $603 million and $1.13 billion of loans, respectively, compared to $167 million and $287 million for the corresponding periods in the prior year. The increases in the amount of loans securitized and sold in the secondary market were attributable to the higher volume of loans originated and securitized through the Company's three production channels. The weighted average servicing spread on all loans securitized and sold by the Company during the six months ended December 31, 1996 was 4.41% compared to 4.80% for the corresponding period in the prior year. The lower weighted average servicing spread in 1996 reflected a decrease in weighted average interest rates on pooled loans due primarily to the larger percentage of higher credit grade loans included in the pool, partially offset by continued improvement in securitization transaction executions. While the Company intends to continue focusing on its traditional niche in the "C-" and "D" credit grade loans, the Company also intends to continue to diversify loan originations and purchases through its production channels to include more "A-," "B" and "C" credit grade loans.

         Commissions earned on loan originations continue to be an important component of total revenue, although to a lesser degree than in prior years, comprising 9.8% and 10.0% of total revenue for the three and six months ended December 31, 1996, compared to 19.1% and 18.5% for the same periods last year. Commissions for the three and six months ended December 31, 1996 increased to $7.8 million and $15.6 million, up 20% and 45%, respectively, when compared to the corresponding periods in the prior year. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network and the weighted average commission rate charged on such loans. Retail loan originations for the three and six months ended December 31, 1996 totaled $102 million and $194 million, up 96% and 94%, respectively, from $52.0 million and $100 million for the corresponding periods in the prior year. During the three and six months ended December 31, 1996, the weighted average commission rate charged on retail loans decreased from 7.6% to 5.0% and 8.4% to 5.4%, respectively, when compared to the same periods in the prior year. The decrease in the weighted average commission rate reflected competitive factors and the increase of higher credit grade loans originated through the Company's retail loan office network.

         Loan service revenue for the three and six months ended December 31, 1996 increased to $5.4 million and $10.1 million, up 21% and 29%, respectively, from the corresponding periods in the prior year. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by the amortization of excess servicing receivable. The increase in loan service revenue was due primarily to the greater size of the portfolio of loans serviced in this period offset by increased amortization of the excess servicing due to faster prepayment rate assumptions in the six month period and changes in amortization assumptions to reflect the anticipated increases in the higher credit grade loans and anticipated increases in competition. The Company's loan servicing portfolio increased to $2.27 billion at December 31, 1996, up 167% from the December 31, 1995 balance of $853 million. The Company currently services loans in seven western states, including California. Loans secured by properties in other states are serviced through one or more subservicers. In November 1996, the Company implemented a new servicing system which will enable the Company to service loans in all 50 states and the District of Columbia, and is in the process of obtaining the licenses required to service loans nationwide. Commencing in the fourth fiscal quarter of 1997, the Company intends to add to the states in which it will be servicing loans. By December 31, 1997, the Company intends to service all newly originated or purchased loans which are securitized by it.

         Due to the Company's focus on lower credit grade loans, the Company has historically experienced delinquency rates that are higher than those prevailing in its industry. Management believes, however, the Company's historical loan losses are generally lower than those experienced by most other lenders to credit-impaired borrowers because of the lower combined loan-to-value ratios on the Company's lower credit grade loans. In the fall of 1996, the Company made a strategic decision to diversify the loans it originates and purchases to include more of the higher credit grade (A-, B and C) loans. This diversification was accomplished through the acquisition of One Stop which had traditionally focused on the higher credit grade spectrum and by adopting more competitive pricing structures in the wholesale correspondent and retail divisions. Generally, higher credit grade loans have higher average combined loan-to-value ratios than the lower credit grade loans. Therefore, the Company anticipates that loan losses may increase over the historical low levels. On the other hand, the higher credit grade loans generally perform with lower levels of delinquency than the lower credit grade loans. The following table sets forth delinquency, foreclosure, loss and reserve information of the Company's servicing portfolio for the periods indicated:

                                                                       YEAR ENDED                          SIX MONTHS ENDED
                                                                        JUNE 30,                              DECEMBER 31,
                                                        ---------------------------------------          ---------------------
                                                        1994              1995             1996           1995            1996
                                                        ----              ----             ----           ----            ----
                                                                               (Dollars in Thousands)

Percentage of dollar amount of delinquent
 loans to loans serviced (period end)(1)(2)(3)
  One month . . . . . . . . . . . . . . . . . . . . .      3.8%             3.9%            4.9%         5.6%         3.8%
  Two months  . . . . . . . . . . . . . . . . . . . .      1.6%             1.6%            1.8%         2.1%         1.8%
  Three or more months:
     Not foreclosed(4)  . . . . . . . . . . . . . . .      6.7%             5.0%            8.0%         7.3%         7.5%
     Foreclosed(5)  . . . . . . . . . . . . . . . . .      3.6%             1.5%            1.0%          .9%         1.1%
                                                        ------           ------          ------       ------       ------
          Total . . . . . . . . . . . . . . . . . . .     15.7%            12.0%           15.7%        15.9%        14.2%

Percentage of dollar amount of loans foreclosed
 to loans serviced(2) . . . . . . . . . . . . . . . .      3.0%             1.2%            1.1%         .35%         .78%

Number of loans foreclosed  . . . . . . . . . . . . .      215              159             221           68          211

Principal amount at time of foreclosure of
 foreclosed loans . . . . . . . . . . . . . . . . . . $ 11,528           $6,675         $14,349       $2,843      $17,472

Net losses (gains)(6) . . . . . . . . . . . . . . . .     $(56)            $127            $931         $542       $1,804

Percentage of losses to average servicing
  portfolio . . . . . . . . . . . . . . . . . . . . .       NM              .03%            .09%         .15%         .20%

Liquidation loss reserve(7) . . . . . . . . . . . . .   $  959           $3,371         $10,300       $5,701      $25,743






________________________________

         (1) Delinquent loans are loans for which more than one payment is past due.

         (2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company, or the Company and any subservicers, as applicable, as of the end of the periods indicated.

         (3) At December 31, 1996, the dollar volume of loans delinquent more than 90 days in the Company's seven securitization trusts formed during the period from September 1994 to March 1996 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could result in the termination of the Company's normal servicing rights with respect to the loans in these trusts (although to date no servicing rights have been terminated), negatively affect the Company's cash flows and adversely influence the Company's assumptions underlying the excess servicing gain. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Delinquencies; Negative Impact on Cash Flow; Right to Terminate Normal Servicing in the Company's Form 10-K for the fiscal year ended June 30, 1996. See also Capital Resources.)

         (4) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

         (5) Represents properties acquired following a foreclosure sale and still serviced by the Company.

         (6) Represents losses net of gains on foreclosed properties sold during the periods indicated.

         (7)  Represents period end reserves for future liquidation losses.

         Fees and other revenue for the three and six months ended December 31, 1996 increased to $9.8 million and $16.9 million, up 248% and 205%, respectively, from the corresponding periods in the prior year. Fees and other revenue consist primarily of interest income and fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees. Interest income increased to $8.2 million and $13.0 million for the three and six months ended December 31, 1996, respectively, due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company. The dollar amount of other fees increased due to the larger number of mortgage loans originated through the Company's retail loan office network during the respective periods.

EXPENSES

         Compensation and related expenses for the three and six months ended December 31, 1996 increased to $19.7 million and $39.0 million, up 87% and 135%, respectively, when compared to the corresponding periods in the prior year. These increases reflected compensation paid to new personnel and increased commissions and bonuses paid to certain employees. Compensation and related expenses as a percentage of total revenues were 25% for the three and six months ended December 31, 1996, down from 31% and 29%, respectively, for the same periods last year.

         Sales and advertising costs for the three and six months ended December 31, 1996 increased to $6.8 million and $14.2 million, up 63% and 87%, respectively, when compared to the corresponding periods in the prior year. Increased advertising was due primarily to the Company's nationwide expansion of its retail loan office network. The Company operated 53 retail loan offices in 18 states throughout the United States at December 31, 1996 compared to 37 offices in 11 states at December 31, 1995. Sales and advertising costs as a percentage of total revenue decreased to 8.4% and 9.1%, respectively, for the three and six months ended December 31, 1996, from 12% and 13% for the corresponding periods in the prior year.

         General and administrative expenses for the three and six months ended December 31, 1996 increased to $7.2 million and $14.7 million, up 110% and 156%, respectively, when compared to the corresponding periods in the prior year. These increases resulted primarily from occupancy and communications costs related to the expansion of the Company's retail loan office network. As a percentage of revenue, general and administrative expenses for the three and six months ended December 31, 1996 remained virtually unchanged at approximately 10% when compared to the same periods last year.

         Interest expense for the three and six months ended December 31, 1996 increased to $7.7 million and $15.2 million, up 276% and 362%, respectively, when compared to the corresponding periods in the prior years. The increase was primarily the result of increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization and sale in the secondary market and as a result of the Company's sale in the third quarter of fiscal 1996 of $115 million of its 5.5% Convertible Subordinated Debentures due 2006, and the sale in the second quarter of fiscal 1997 of $150 million of its 9.125% Senior Notes due 2003. Interest expense is expected to increase in future periods due to the Company's continued reliance on warehousing facilities to fund increased originations and purchases of loans pending their securitization.

INCOME TAXES

         The Company's provision for income taxes increased from $9.0 million for the six months ended December 31, 1995 to $13.8 million for the six months ended December 31, 1996.

FINANCIAL CONDITION

         Loans held for sale. Prior to securitization, the Company holds mortgage loans in its portfolio. Balances are dependent on the volume of loans originated and the size of the securitization in the current period. The Company's portfolio of loans held for sale decreased from $186 million at June 30, 1996 to $155 million at December 31, 1996.

         Accounts receivable. Accounts receivable, representing servicing fees and advances, increased from $9.7 million at June 30, 1996 to $24.0 million at December 31, 1996. This increase is primarily the result of larger pools serviced and increases in related advances and receivables.

         Excess servicing receivable. Excess servicing receivable increased from $129 million at June 30, 1996 to $231 million at December 31, 1996 reflecting the increased size of the Company's first six months' securitizations.

         Mortgage servicing rights. The December 31, 1996 balance represents mortgage servicing rights capitalized in accordance with the Statement of Financial Accounting Standards No. 122, "Accounting For Mortgage Servicing Rights" ("SFAS 122"). This balance reflects the capitalization under SFAS 122 of $6.8 million of servicing rights partially offset by amortization of $2.3 million for the six months ended December 31, 1996.

         Residual assets. Residual assets represent the reserve accounts and overcollateralization amounts required to be maintained in connection with the securitization of loans. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior certificates of the securitization trusts. Residual assets increased from $44.7 million at June 30, 1996 to $70.5 million at December 31, 1996 due to the size of the Company's recent securitizations.

         Equipment and improvements. Primarily as a result of the expansion of the Company's retail loan office network and the associated investment in technology, equipment and improvements, net increased from $6.7 million at June 30, 1996 to $9.3 million at December 31, 1996.

         Prepaid and other assets. Prepaid and other assets increased from $10.3 million at June 30, 1996 to $15.4 million at December 31, 1996 as a result of the capitalization of debt issuance costs related to the issuance of the Company's 9.125% Senior Notes due 2003.

         Borrowings. Borrowings increased from $138 million at June 30, 1996 to $288 million at December 31, 1996. This increase was the result of the Company's sale in October 1996 of $150 million of its 9.125% Senior Notes due 2003.

         Revolving warehouse facilities. Amounts outstanding under warehouse facilities decreased from $112 million at June 30, 1996 to a $100 million balance at December 31, 1996. Proceeds from the Company's securitizations are used to pay down the Company's warehouse facilities. Although the Company closed a $603 million securitization in December 1996, a $100 million balance remained outstanding under the warehouse facilities. This was primarily a result of the amount of restricted cash held by the Company related to the pre-funding of the securitization completed during the three months ended
December 31, 1996.   Restricted cash cannot be used to repay amounts
outstanding under warehouse facilities pending final monoline insurance due diligence on the loans included in the pre-funding. (See "Risk Management.") The restricted cash was released in January 1997 and used to pay down warehouse facilities.

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

         The Company has operated on a negative operating cash flow basis and expects to continue to do so for as long as the Company's cash requirements necessitated by the growth in volume of its securitization program continue to grow at rates in excess of the cash generated by the Company from its operations, including its servicing activities. To increase the cash generated from operations, the Company intends to increase the volume of whole loans sold in bulk to other mortgage lenders. Unlike a securitization, a whole loan sale generates cash at the closing of the sale.

         Historically, the Company has funded, and expects to continue to fund, its negative operating cash flows, subject to limitations under the Company's existing credit facilities, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth.

         New loan originations and purchases represent the Company's most significant cash flow requirement. The Company pays a premium on loans purchased through its wholesale correspondent program and on loans purchased from independent mortgage brokers. The amount of cash used to pay premiums approximated $16.1 million and $31.4 million for the three and six months ended December 31, 1996 compared to $6.4 million and $9.8 million for the prior year periods. This increase is primarily related to the increase in the amount of loans purchased in bulk through the loan correspondent program and, to a lesser extent, the higher premiums paid per loan.

         The Company securitized and sold in the secondary market $603 million and $1.13 billion of loans for the three and six months ended December 31, 1996 compared to $167 million and $287 million during the same periods of the prior year. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess servicing otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. In connection with securitizations effected during the six months ended December 31, 1995 and 1996, overcollateralization requirements were set at $2.0 million and $4.6 million, respectively. The terms of the securitization trusts generally require that all excess servicing otherwise payable to the Company during the early months of the trusts be used to repay the senior interests in order to increase overcollateralization to specified maximums.

         In addition, the increasing use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of excess servicing gain recognized by the Company. During the three months and six months ended December 31, 1996, the Company recognized excess servicing gain in the amounts of $57.0 million and $113 million, respectively, compared with $20.3 million and $33.9 million during the same periods of the prior year. In the securitization structure used by the Company for its past securitizations, the recognition of excess servicing gain has had a negative impact on the cash flow of the Company since the Company was required to pay federal and state taxes on a portion of these amounts in the period recognized although the cash representing the gain is not received until later periods as the related servicing fees are collected and applicable overcollateralization requirements are met. The Company is considering alternative securitization structures that would defer a larger portion of the taxes payable on the excess servicing gain.

         The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedging and other costs which, for the pools sold during the six months ended December 31, 1996, approximated .70% of the principal amount of the securitized mortgage loans.

CAPITAL RESOURCES

         The Company finances its operating cash requirements primarily through
(i) warehouse and other credit facilities, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities.

         Warehouse and Other Credit Facilities. The Company currently has three warehouse facilities in place. On January 15, 1997, the Company amended and restated its warehouse and working capital line of credit with a syndicate of eight commercial banks. The facility provides for a maximum borrowing amount of $350 million, is secured by loans originated and purchased by the Company as well as certain servicing receivables, and bears interest at the rate of 0.80% over one-month LIBOR. This line is currently scheduled to expire on January 13, 1998 and is subject to renewal. There are two additional warehouse lines of credit from investment banks that are secured by loans originated and purchased by the Company. One line of $150 million bears interest at the rate of 0.875% over one-month LIBOR, subject to renewal periodically and is currently scheduled to expire on February 28, 1997. The second line of $125 million bears interest at a rate of 0.70% over one-month LIBOR and expires on the earlier of March 31, 1997 or the completion of the third quarters' securitization. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future. In addition, the Company is currently negotiating with a number of financial institutions for additional warehouse facilities.

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

         In addition, in order to gain access to the secondary market, the Company has relied on monoline insurance companies to provide financial guarantee insurance on senior interests in the securitization trusts established by the Company. Although the Company is exploring the possibility of structuring a pool for securitization and sale in the secondary market based solely on the internal credit enhancements of the pool or the Company's guarantees, the Company expects to rely on monoline insurance companies for at least a portion of its future securitizations. Any substantial reduction in the size or availability of the secondary market for the Company's loans or the unwillingness of monoline insurance companies to provide financial guarantee insurance for the senior interests in the securitization trusts could have a material adverse effect on the Company's financial position and results of operations. At December 31, 1996, the dollar volume of loans delinquent more than 90 days on the Company's seven securitization trusts formed during the period from September 1994 to March 1996 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could negatively affect the Company's cash flows and adversely influence the Company's assumptions underlying the excess servicing gain. Additionally, the higher delinquency rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trust. To date, no servicing rights have been terminated, and the Company has no reason to believe
such action will be taken.   The Company has implemented various plans to lower
the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. Further, the monoline insurance companies agreed to higher permitted delinquency limits in the two securitizations completed in the six month period ended December 31, 1996. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Risk Factors--Delinquencies; Negative Impact on Cash Flow; Right to Terminate Normal Servicing" in the Company's Form 10-K for the fiscal year ended June 30, 1996.)

         Other Capital Resources. The Company has funded negative cash flows primarily from the sale of its equity and debt securities. In December 1991, July 1993, June 1995, and October 1996, the Company effected offerings of its Common Stock with net proceeds to the Company aggregating $179.1 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. The Company had cash and cash equivalents of approximately $189 million (of which $130 million was restricted) at December 31, 1996. The Company anticipates that its sources of liquidity will be sufficient to fund the Company's liquidity requirements for at least the next 12 months, if the Company's future operations are consistent with management's current growth expectations. There can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable.

RISK MANAGEMENT

         The Company employs a variety of strategies in order to manage the risk that mortgage loans held for sale pending securitization will fluctuate in value as a result of changing interest rates prevailing in the market. The Company hedges against interest rate fluctuations by entering into swap agreements with third parties that sell United States Treasury securities not yet purchased and purchase Treasury put options. The amount and timing of hedging transactions are determined by members of the Company's senior management. Management assesses factors including the interest rate environment, loan production levels and open positions of current hedge positions. The Company has also mitigated its interest rate exposure by effecting securitizations once each quarter resulting in a holding period for most of the mortgage loans originated and purchased by it of less than one quarter.

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

Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The Company held its annual meeting of stockholders on November 12, 1996.

              (b) The following directors were elected at the annual meeting to serve for a three-year term:

                                  Bobbie J. Burroughs
                                  Melvyn Kinder
                                  Cary H. Thompson

           The following directors continued in office after the annual meeting:

                                  Joseph R. Cerrell
                                  Dennis F. Holt
                                  Gary K. Judis
                                  Neil B. Kornswiet
                                  Gregory J. Witherspoon

              (c) At the annual meeting, stockholders voted on (1) the election of the Company's Class II directors; (2) the adoption of the Company's 1996 Stock Incentive Plan; (3) the approval of the Annual Performance Bonus Provisions in the Employment Agreement of Gary K. Judis; and (4) the ratification of the appointment of Price Waterhouse LLP as the Company's independent accounts for the fiscal year ending June 30, 1997. The results of the voting were as follows:

                                      Votes                                 Broker
Matter                Votes For      Against      Withheld   Abstentions   Non-Votes
-----                 ----------     -------      --------   -----------   ---------
Bobbie J. Burroughs   13,353,412           --      148,172           --        2,246
Melvyn Kinder .....   13,293,334           --      208,250           --       62,534
Cary H. Thompson ..   13,353,502           --      148,082           --        2,606

1996 Stock ........    9,890,233    2,330,719           --       21,958    2,911,150
  Incentive Plan

Bonus provisions ..   13,160,934      182,591           --      157,910    1,652,626
  of G.Judis
  Employment
  Agreement

Price Waterhouse ..   13,362,046       11,280           --      128,108    1,652,626


          (d)    Not applicable.


Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                          10.1    Amended and Restated Mortgage Loan
                                  Warehousing Agreement dated as of January 15, 1997 among Registrant; Registrant's wholly owned subsidiary, Aames Capital Corporation; the lenders from time to time a party thereto; and NationsBank of Texas, N.A., as administrative agent for the lenders

                          11      Computation of Per Share Earnings

                          27.1    Financial Data Schedule

                 (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated October 22, 1996 reporting the completion of its equity and debt offerings and its financial results for the quarter ended September 30, 1996.

                          AAMES FINANCIAL CORPORATION

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.








                                       AAMES FINANCIAL CORPORATION

Date February 14, 1997                 By:/s/   Gregory J. Witherspoon
                                          -------------------------------------
                                          Gregory J. Witherspoon
                                          Executive Vice President - Finance and
                                          Chief Financial Officer


                                       By:/s/   Mark E. Elbaum
                                          -------------------------------------
                                          Mark E. Elbaum
                                          Senior Vice President - Finance and
                                          Principal Accounting  Officer

                                 EXHIBIT INDEX


EXHIBIT

  10.1 Amended and Restated Mortgage Loan Warehousing Agreement dated as of January 15, 1997 among Registrant; Registrant's wholly owned subsidiary, Aames Capital Corporation; the lenders from time to time a party thereto; and NationsBank of Texas, N.A., as administrative agent for the lenders

  11             Computation of Per Share Earnings

  27.1           Financial Data Schedule