Form 10-Q
period 1997-03-31
AAMES FINANCIAL CORP/DE
filed 1997-05-15
CIK 879957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                           X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                               For the quarterly period ended March 31, 1997

                                       or

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

                                 (213) 351-6100
                          ------------------------------
                         (Registrant's telephone number,
                              including area code)


                                    NO CHANGE
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X      No
                                       ---        ---
            At May 6, 1997, the Registrant had 27,740,386 shares of
                           common stock outstanding.

                                TABLE OF CONTENTS




ITEM                                                                                                 PAGE
NO.                                                                                                  NO.
---                                                                                                  ----
PART I        FINANCIAL INFORMATION

              1.      Financial Statements                                                           1 - 5

              2.      Management's Discussion and Analysis of Financial Condition                    5 - 19
                        and Results of Operations


PART II       OTHER INFORMATION

              1.      Legal Proceedings                                                             20

              2.      Changes in Securities                                                         20

              3.      Defaults Upon Senior Securities                                               20

              4.      Submission of Matters to a Vote of Security Holders                           20

              5.      Other Information                                                             20

              6.      Exhibits and Reports on Form 8-K                                              20

                      Signature Page                                                                21

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       JUNE 30          MARCH 31
                                                                         1996             1997
                                                                   -------------    --------------
ASSETS
Cash and cash equivalents                                           $ 23,941,000      $150,151,000
Loans held for sale, at cost which approximates market               186,189,000       106,846,000
Accounts receivable, less allowance for
  doubtful accounts of  $473,000 and $664,000                          9,685,000        38,219,000
Interest-only strip, at fair market value                            129,113,000       281,965,000
Mortgage servicing rights                                             10,902,000        19,559,000
Residual assets                                                       44,676,000        93,140,000
Equipment and improvements, net                                        6,674,000        10,673,000
Prepaid and other                                                     10,295,000        19,063,000
                                                                    ============      ============
  Total assets                                                      $421,475,000      $719,616,000
                                                                    ============      ============


LIABILITIES AND STOCKHOLDERS'  EQUITY

Borrowings                                                          $138,045,000      $288,000,000
Revolving warehouse facility                                         112,363,000        75,000,000
Accounts payable and accrued expenses                                 11,380,000        22,518,000
Accrued compensation and related expenses                              4,427,000         6,793,000
Income taxes payable                                                  21,831,000        45,180,000
                                                                    ------------      ------------
  Total liabilities                                                  288,046,000       437,491,000
                                                                    ------------      ------------


Stockholders' equity:
               Preferred Stock, par value $.001 per
                  share, 1,000,000 shares authorized;
                  none outstanding
               Common Stock, par value $.001 per share
                  50,000,000 shares authorized;
                  23,845,300 and 27,677,300 shares outstanding            24,000            28,000
Additional paid-in capital                                            88,134,000       208,107,000
Retained earnings                                                     45,271,000        73,990,000
                                                                    ------------      ------------
  Total stockholders' equity                                         133,429,000       282,125,000
                                                                    ------------      ------------
  Total liabilities and stockholders' equity                        $421,475,000      $719,616,000
                                                                    ============      ============


   The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          MARCH 31                            MARCH 31
                                                ------------------------------     --------------------------------
                                                   1996               1997               1996             1997
                                                ------------      ------------     -------------     --------------
Revenue:
       Gain on sale of loans                    $ 26,589,000      $ 53,052,000      $ 60,528,000      $166,212,000
       Net unrealized gain on valuation
             of interest-only strip                        -         5,103,000                 -         5,103,000
       Commissions                                 4,939,000         7,586,000        15,668,000        23,173,000
       Loan service                                5,372,000         8,769,000        13,172,000        18,831,000
       Fees and other                              3,703,000         9,570,000         9,234,000        26,430,000
                                                ------------      ------------      ------------      ------------
             Total revenue                        40,603,000        84,080,000        98,602,000       239,749,000
                                                ------------      ------------      ------------      ------------

Expenses:
       Compensation and related expenses          10,676,000        22,250,000        27,254,000        61,283,000
       Sales and advertising costs                 5,171,000         6,566,000        12,789,000        20,800,000
       General and administrative expenses         4,778,000         8,082,000        10,532,000        22,799,000
       Interest expense                            3,014,000         8,364,000         6,298,000        23,551,000
       Provision for loan losses                   2,141,000         8,509,000         4,959,000        25,441,000
       Nonrecurring charges                                -                 -                 -        28,108,000
                                                ------------      ------------      ------------      ------------
             Total expenses                       25,780,000        53,771,000        61,832,000       181,982,000
                                                ------------      ------------      ------------      ------------


Income before income taxes                        14,823,000        30,309,000        36,770,000        57,767,000
Provision for income taxes                         6,259,000        12,734,000        15,259,000        26,542,000
                                                ============      ============      ============      ============
Net income                                      $  8,564,000      $ 17,575,000      $ 21,511,000      $ 31,225,000
                                                ============      ============      ============      ============

Net income per share
               Primary                          $       0.34      $       0.58      $       0.86      $       1.03
                                                ============      ============      ============      ============
               Fully diluted                    $       0.33      $       0.51      $       0.85      $       0.93
                                                ============      ============      ============      ============
               Dividends                        $       0.03      $       0.03      $       0.10      $       0.10
                                                ============      ============      ============      ============

Weighted average number
of shares outstanding
               Primary                            25,108,000        30,337,000        24,962,000        30,405,000
                                                ============      ============      ============      ============
               Fully Diluted                      27,162,000        36,498,000        25,648,000        36,565,000
                                                ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                       MARCH 31
                                                                                 1996                  1997
                                                                           ---------------       ---------------
Operating activities:
       Net income                                                          $    21,511,000       $    31,225,000
       Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
            Provision for loan losses                                            4,959,000            25,441,000
            Depreciation and amortization                                          773,000             1,945,000
            Deferred income taxes                                               10,938,000            38,625,000
            Gain on sale of loans                                              (67,583,000)         (218,152,000)
            Net unrealized gain on valuation of interest-only strip                      -            (5,103,000)
            Amortization of interest-only strip                                  9,546,000            44,962,000
            Mortgage servicing rights originated                                (7,295,000)          (12,452,000)
            Mortgage servicing rights amortization                                 395,000             3,795,000
            Changes in assets and liabilities:
                          Loans originated or purchased                       (737,969,000)       (1,709,287,000)
                          Proceeds from sale of loans                          651,551,000         1,788,629,000
                          (Increase) in:
                            Accounts receivable                                   (205,000)          (28,534,000)
                            Prepaid and other                                   (5,631,000)           (8,768,000)
                            Residual assets                                    (17,731,000)          (48,464,000)
                          Increase (decrease) in:
                            Accounts payable and accrued expenses                2,486,000            11,138,000
                            Accrued compensation and related expenses            1,784,000             2,366,000
                            Income taxes payable                                  (471,000)          (15,276,000)
                                                                           ---------------       ---------------
Net cash used in operating activities                                         (132,942,000)          (97,910,000)
                                                                           ---------------       ---------------

Investing activities:
        Purchases of property and equipment                                     (3,867,000)           (5,953,000)
                                                                           ---------------       ---------------
Net cash used in investing activities                                           (3,867,000)           (5,953,000)
                                                                           ---------------       ---------------

Financing activities:
       Proceeds from sale of stock or exercise of options                        1,965,000           119,977,000
       Proceeds from borrowing                                                 114,927,000           149,955,000
       Amounts outstanding under warehouse facilities                           47,560,000           (37,363,000)
       Dividends paid                                                           (2,015,000)           (2,496,000)
                                                                           ---------------       ---------------
Net cash provided by financing activities                                      162,437,000           230,073,000
                                                                           ---------------       ---------------
Net increase in cash                                                            25,628,000           126,210,000
Cash and cash equivalents at beginning of period                                20,359,000            23,941,000
                                                                           ===============       ===============
Cash and cash equivalents at end of period                                 $    45,987,000       $   150,151,000
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

         The consolidated financial statements include the accounts of Aames Financial Corporation and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

NOTE 2: STOCK SPLIT

         On January 28, 1997, the Company declared a three-for-two split of the Company's common stock effected in the form of a stock dividend, payable February 21, 1997 to stockholders of record February 10, 1997.

NOTE 3: RECLASSIFICATIONS

         Certain amounts related to 1996 have been reclassified to conform to the 1997 presentation.

NOTE 4: SUBSIDIARY GUARANTORS

         In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 which were guaranteed by all of the Company's subsidiaries, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net earnings and net equity of such subsidiaries are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis.

NOTE 5: NEW ACCOUNTING STANDARD

         The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125 effective January 1, 1997). The adoption of FAS 125 did not have a material effect on the Company's results of operations for the quarter ended March 31, 1997. As a result of the adoption of FAS 125, the Company records amounts previously categorized as "Excess servicing gains" in the Consolidated Statements of Income as "Gain on sale of loans." Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as "Excess servicing receivable" as an investment security called "Interest-only strips." The Company has classified this asset as a trading security and, at March 31, 1997, recorded a mark-to-market gain of $5.1 million on this security. FAS 125 requires that this mark-to-market gain be reported separately from "Gain on sale of loans" and the adjustment has been labeled "Net unrealized gain on valuation of interest-only strips" in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements included in Item 1 of this Form 10-Q.

GENERAL

         The Company engages in the business of originating, purchasing, selling and servicing home equity mortgages secured by single family residences. The Company currently offers a variety of loan products, including fixed and adjustable rate mortgage loans primarily for debt consolidation or the financing of other consumer needs. The Company originates and purchases loans on a nationwide basis through three production channels. The Company historically originated its loans solely through its retail loan office network. In 1994, the Company diversified its production channels to include a wholesale correspondent program which consisted initially of purchasing loans on a flow basis from other mortgage bankers and financial institutions underwritten in accordance with the Company's guidelines. In fiscal 1996, this program was expanded to include the purchase of loans in bulk from other mortgage bankers and financial institutions. See "Recent Developments." The Company's acquisition of One Stop Mortgage, Inc. ("One Stop") in August 1996 further diversified the Company's production channels to include the origination and purchase of mortgage loans from a network of independent mortgage brokers. Commencing in December 1996, the Company expanded its retail production to include the "virtual office," giving the Company an outbound telemarketing loan production capability. The Company's anticipated expansion into the United Kingdom has been deferred in order to consider alternative entrance strategies.

         The following table presents the volume of loans originated and purchased by the Company through each of the three production channels and the portfolio serviced by the Company during the periods presented:

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                MARCH 31,                           MARCH 31,
                                               ---------                           ---------
                                          1996             1997            1996             1997
                                          ----             ----            ----             ----
                                                           (In thousands)
Loans originated and purchased:
  Wholesale correspondent              $  170,700      $  297,600      $  388,300      $  885,900
  Broker network(1)                       118,300         177,600         201,100         508,200
  Retail                                   48,300         121,600         148,600         315,200
                                       ----------      ----------      ----------      ----------
   Total                               $  337,300      $  596,800      $  738,000      $1,709,300
                                       ==========      ==========      ==========      ==========

Servicing portfolio at period end                                      $1,060,500      $2,721,900
                                                                       ==========      ==========

(1) One Stop commenced operations in October 1995.


Recent Developments

         During the nine month period ended March 31, 1997, the pricing for wholesale correspondent purchases of mortgage loans in the subprime mortgage market increased over the same period last year. The average price paid by the Company for wholesale correspondent purchases during the first nine months of 1997 was 6.4%, compared to 4.8% for the first nine months of 1996. In response to these pricing changes and the general uncertainties in the capital markets (in which the Company has historically funded its negative cash flow), the Company is reviewing its pricing levels for all third party originated product, primarily bulk purchases, which may reduce the volume of loans purchased. Although, as disclosed in the Company's Form 10-K for the fiscal year ended June 30, 1996, this change may have an adverse impact on earnings, management believes it will strengthen the Company in the long run by improving the Company's cash flow and overall financial position.

         The Company frequently reviews its loan offerings and introduces new loan products to attempt to meet the needs of its customers. In furtherance of this strategy, during the fourth quarter of fiscal 1997, the Company anticipates offering loans with higher loan-to-value ratios to borrowers with higher credit quality which it intends to include in its securitizations. In addition, the Company plans to offer 125% loan-to-value home improvement loans and home equity lines of credit ("new products") to qualified borrowers. It is the Company's intention to sell the new products on a whole loan basis servicing released. The Company believes the new products will enhance cash flow as a result of the origination fees charged and the cash gain on sale received and may slow down prepayment rates by employing more of the borrower's available equity. The new products will also permit the Company to leverage its existing loan production infrastructure.

CERTAIN ACCOUNTING CONSIDERATIONS AND RISK FACTORS

         Accounting Considerations. As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans to third party investors in securitization transactions. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized representing the gain on sale of loans. The cash proceeds are raised through an offering of the certificates or bonds evidencing the right to receive certain payments on the securitized loans. The gain on sale represents, over the estimated life of the loans, the excess of the weighted average coupon on each pool of loans sold over the sum of the pass-through interest rate, the normal servicing fee (currently .50%) and a monoline insurance fee, if any. The Company determines the present value of this anticipated revenue stream at the time each securitization transaction closes using prepayment and other assumptions appropriate for each particular transaction and recognizes it as gain on sale. As part of the sale, the Company records an asset called the interest-only strip. In order to determine the present value of this excess cash flow, the Company discounts the cash flows based upon the weighted average coupon rate of the loans included in the securitization which is indicative of the rates prevalent in the market, subject to adjustment for credit risk retained by the Company and recorded as a reserve. The weighted average rate used to discount the cash flows was 15.3% for the nine months ended March 31, 1997.

         The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of full and partial prepayments and defaults. In the calculation of its gain on sale, the Company makes an assumption of the prepayment rate based on prior and expected performance, the presence or absence of prepayment penalties, the loan-to-value ratios of the loans, the credit grades included in a particular pool and industry analyses. See "Prepayment Risk." Generally, the presence of prepayment penalties slows the rate of prepayment; the lower loan-to-value ratio loans exhibit a higher prepayment rate due to refinancing potential; and the higher credit grade loans are assumed to be more interest rate sensitive than the lower credit grade loans since the higher credit grade borrowers are assumed to have more options for obtaining credit.

         In determining the adjustment for credit risk for a particular securitization, the Company utilizes assumptions that it believes are reasonable based on the information on its prior securitizations and the loan-to-value ratios of the loans included in the current securitizations. At March 31, 1997, the Company had reserves of $32.8 million related to these credit risks, or 1.31% of the outstanding balance of loans securitized as of that date. Cumulative losses to date from the Company's securitization transactions dating back to June 1992, have totaled $4.2 million, or .14% of the total balance of loans securitized through March 31, 1997. The weighted average loan-to-value ratio of the loans serviced by the Company was 67% as of March 31, 1997. Accordingly, the Company believes its allowance for credit losses is adequate to cover anticipated losses on previously securitized pools determined on a pool-by-pool basis.

         The interest-only strip is amortized over the expected lives of the related loans and a corresponding reduction in servicing fee income is recorded. See "Revenue." On a quarterly basis, the Company reviews the fair value of the interest-only strip by analyzing its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry. See "Prepayment and Credit Risk." The interest-only strip is marked to market through a charge to earnings. If a permanent shortfall in the net present value of the estimated remaining future excess cash flow becomes apparent due to either long-term accelerated prepayments or larger than expected loss experience, a permanent impairment adjustment must be recorded. To date, the Company has not been required to record a material adjustment to its interest-only strip.

         Prepayment and Credit Risk. Gain on sale is the most significant component of the Company's reported revenues. Gain on sale represents the recognition of the present value of the excess cash flow, which is based on certain estimates made by management at the time loans are sold, including estimates regarding prepayment rates. The rate of prepayment of loans may be affected by a variety of economic and other factors, as discussed above. The effects of these factors may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historic performance of the Company's loans and other considerations. There can be no assurance of the accuracy of management's estimates. If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the interest-only strip may have to be written down through a charge to earnings in the period of adjustment.

         Loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources may entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. While the Company believes that the underwriting criteria and collection methods it employs enable it to mitigate the higher risks inherent in loans made to these borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. In the event that loans originated and purchased by the Company experience higher delinquencies, foreclosures or losses than anticipated, the Company's results of operations or financial condition could be adversely affected.

         Generally, the Company's higher credit grade loans have higher loan-to-value ratios than its lower credit grade loans. In such cases, the collateral of such loans often will not be sufficient to cover the principal amount of the loans in the event of default. Losses not covered by the underlying properties, if in excess of the Company's provision for such losses, could have a material adverse effect on the Company's results of operations and financial condition. See "Revenue."

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1997

         For the three months ended March 31, 1997, the Company's total revenue increased to $84.1 million, up 107% when compared to the corresponding period in the prior year. As a result, the Company's net income increased 105% to $17.6 million for the three months ended March 31, 1997 when compared to the corresponding period in the prior year. For the nine months ended March 31, 1997, the Company's total revenues increased to $240 million, up 143% when compared to the corresponding period in the prior year. Total expenses in the nine month period increased as a percentage of revenue primarily due to a nonrecurring, pretax charge of $28.1 million resulting primarily from the acquisition of One Stop and an increase in the provision for loan losses due to larger securitization transactions. Net income for the nine months ended March 31, 1997 increased 45% to $31.2 million, when compared to the corresponding period in the prior year.

         For the three months ended March 31, 1997, fully diluted net income per share was $.51, up from $.33 in the corresponding prior year period, reflecting an increase of 55% on 34% more shares outstanding. For the nine months ended March 31, 1997, fully diluted net income per share was $.93 per share ($1.44 prior to nonrecurring charges) compared with $.85 per share for the corresponding prior year period on 43% more shares outstanding.

         The following table sets forth information regarding the components of the Company's revenue and expenses for the three and nine months ended March 31:

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       MARCH 31,                     MARCH 31,
                                                                       ---------                     ---------
                                                                  1996         1997             1996            1997
                                                                  ----         ----             ----            ----
                                                                                  (In thousands)
Revenue:
    Gain on sale of loans                                        $ 26,589      $ 53,052      $ 60,528      $166,212
    Net unrealized gain on valuation of interest-only strip            --         5,103            --         5,103
    Commissions                                                     4,939         7,586        15,668        23,173
Loan service:
    Servicing spread                                                3,959         5,898         9,382        12,445
    Prepayment fees                                                   798         1,678         2,138         3,898
    Late charges and other  servicing fees                            615         1,193         1,652         2,488
Fees and other:
    Closing                                                           516           613         1,733         2,149
    Appraisal                                                         274           477           791         1,406
    Underwriting                                                      308           211         1,120         1,159
    Interest income                                                 2,443         8,105         4,993        21,149
    Other                                                             162           164           597           567
                                                                 --------      --------      --------      --------
    Total revenue                                                $ 40,603      $ 84,080      $ 98,602      $239,749
                                                                 --------      --------      --------      --------

Expenses:
  Compensation and related expenses                              $ 10,676      $ 22,250      $ 27,254      $ 61,283
  Sales and advertising costs                                       5,171         6,566        12,789        20,800
  General and administrative expenses                               4,778         8,082        10,532        22,799
  Interest expense                                                  3,014         8,364         6,298        23,551
  Provision for loan losses                                         2,141         8,509         4,959        25,441
  Nonrecurring charges                                                 --            --            --        28,108
                                                                 --------      --------      --------      --------
    Total expenses                                               $ 25,780      $ 53,771      $ 61,832      $181,982

Income before income taxes                                       $ 14,823      $ 30,309      $ 36,770      $ 57,767
  Provision for income taxes                                        6,259        12,734        15,259        26,542
                                                                 --------      --------      --------      --------
    Net income                                                   $  8,564      $ 17,575      $ 21,511      $ 31,225
                                                                 ========      ========      ========      ========

REVENUE

         Total revenue for the three and nine months ended March 31, 1997 increased to $84.1 million and $240 million, up 107% and 143%, respectively, over total revenue for the same periods last year. This increase in total revenue was primarily due to the higher gain on sale of loans resulting from the increased volume of mortgage loans that the Company securitized and sold.

         Gain on sale of loans for the three and nine months ended March 31, 1997 increased to $53.1 million and $166 million, up 100% and 175%, respectively, when compared to the corresponding periods in the prior year. In addition, the Company recorded $5.1 million for the three months ended March 31, 1997 in net unrealized gain on valuation of interest-only strip in accordance with FAS 125. These increases resulted primarily from the greater size of mortgage loan pools securitized and sold by the Company in the secondary market. During the three and nine months ended March 31, 1997, the Company securitized and sold in the secondary market $633 million and $1.76 billion of loans, respectively, compared to $201 million and $488 million for the corresponding periods in the prior year. The increases in the amount of loans securitized and sold in the secondary market during the nine month period were attributable to the higher volume of loans originated and securitized through the Company's three production channels. Loan origination volume of $597 million in the third fiscal quarter, however, represented a slight decline from origination volume of $616 million in the immediately preceding quarter due to what management believes are seasonal variations in loan production, primarily through the Company's wholesale correspondent and broker production channels. See "Recent Developments."

         The weighted average servicing spread (the weighted average interest rate on the pool of loans sold over the sum of the investor pass-through rate and the monoline insurance fee) on all loans securitized and sold by the Company during the nine months ended March 31, 1997 was 4.2% compared to 4.9% for the corresponding period in the prior year. The lower weighted average servicing spread in 1997 reflected a decrease in weighted average interest rates on pooled loans due primarily to the larger percentage of higher credit grade loans included in the loans securitized during the quarter, and to a lesser degree to increased pass through rates due to the current interest rate environment. The larger percentage of higher credit grade loans included in the loans securitized during the quarter reflect the Company's plan to diversify its loan originations and purchases to include more A-, B and C credit grade loans.

         Commissions earned on loan originations continue to be an important component of total revenue, although to a lesser degree than in prior years, comprising 9.0% and 9.7% of total revenue for the three and nine months ended March 31, 1997, compared to 12% and 16% for the same periods last year. Commissions for the three and nine months ended March 31, 1997 increased to $7.59 million and $23.2 million, up 54% and 48%, respectively, when compared to the corresponding periods in the prior year. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network and the weighted average commission rate charged on such loans. Retail loan originations for the three and nine months ended March 31, 1997 totaled $122 million and $315 million, up 152% and 112%, respectively, from $48.3 million and $149 million for the corresponding periods in the prior year. See "Expenses." During the three and nine months ended March 31, 1997, the weighted average commission rate charged on retail loans decreased from 7.1% to 4.5% and 8.3% to 5.0%, respectively, when compared to the same periods in the prior year. The decrease in the weighted average commission rate reflected competitive factors and the increase of higher credit grade loans originated through the Company's retail loan office network, which generally carry lower commission rates.

         Loan service revenue for the three and nine months ended March 31, 1997 increased to $8.77 million and $18.8 million, up 63% and 43%, respectively, from the corresponding periods in the prior year. Loan service revenue consists of the servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by the amortization of the interest-only strip. The increase in loan service revenue was due primarily to the greater size of the portfolio of loans serviced in this period offset by increased amortization of the interest-only strip due to faster prepayment rate assumptions made to reflect the anticipated increases in competition. The Company's loan servicing portfolio increased to $2.72 billion at March 31, 1997, up 157% from the March 31, 1996 balance of $1.06 billion. Management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing.

         As of March 31, 1997, the Company services loans in seven western states, including California. Loans secured by properties in other states are serviced through one or more subservicers. In November 1996, the Company implemented a new servicing system which will enable the Company to service loans in all 50 states and the District of Columbia, and is in the process of obtaining the licenses required to service loans nationwide. Commencing in the fourth fiscal quarter of 1997, the Company intends to add to the states in which it will be servicing loans. As of May 1, 1997, the Company began servicing loans originated through its retail network in eight additional states and through its broker network in four of those states. During fiscal 1998, the Company intends to review its subservicing arrangements and service directly all newly originated or purchased loans which are securitized by it.

         The Company has historically experienced delinquency rates that are higher than those prevailing in its industry due to the Company's focus on lower credit grade loans. Management believes, however, the Company's historical loan losses are generally lower than those experienced by most other lenders to credit-impaired borrowers because of the lower combined loan-to-value ratios on the Company's lower credit grade loans. In the fall of 1996, the Company made a strategic decision to diversify the loans it originates and purchases to include more of the higher credit grade (A-, B and C) loans. The decision was based in part on the Company's expansion into certain states (primarily in the east) where compliance with applicable laws results in a lengthy foreclosure process and redemption period. During the three and nine months ended March 31, 1997, the Company originated 87% and 79% of A-, B and C loans compared to 60% and 64%, respectively, during the same periods last year. This diversification was accomplished through the acquisition of One Stop which had traditionally focused on the higher credit grade spectrum and by adopting more competitive pricing structures in the wholesale correspondent and retail divisions. Generally, higher credit grade loans have higher average combined loan-to-value ratios than the lower credit grade loans. Therefore, the Company anticipates that loan losses may increase over the historical levels. On the other hand, the higher credit grade loans generally perform with lower levels of delinquency than the lower credit grade loans. The following table sets forth delinquency, foreclosure, loss and reserve information of the Company's servicing portfolio for the periods indicated:

                                                                        YEAR ENDED                             NINE MONTHS ENDED
                                                                          JUNE 30,                                 MARCH 31,
                                                           ----------------------------------------           --------------------
                                                           1994              1995              1996           1996            1997
                                                           ----              ----              ----           ----            ----
                                                                                 (Dollars in Thousands)
Percentage of dollar amount of delinquent
 loans to loans serviced (period end)(1)(2)(3)
  One month                                                  3.8%             3.9%             4.9%            4.9%             2.8%
  Two months                                                 1.6%             1.6%             1.8%            1.8%             1.5%
  Three or more months:
     Not foreclosed(4)                                       6.7%             5.0%             8.0%            8.1%             8.1%
     Foreclosed(5)                                           3.6%             1.5%             1.0%            0.9%             0.9%
                                                       ---------        ---------       ----------       ---------       ----------
          Total                                             15.7%            12.0%            15.7%           15.7%            13.3%

Percentage of dollar amount of loans foreclosed
 to loans serviced(2)                                        3.0%             1.2%             1.1%            0.40%            1.1%

Number of loans foreclosed                                   215              159              221             102              356

Principal amount at time of foreclosure of
 foreclosed loans                                      $  11,528        $   6,675       $   14,349       $   4,157       $   30,817

Net losses (gains)(6)                                  $     (56)       $     127       $      931       $     640       $    3,229

Percentage of losses to average servicing
  portfolio                                                 NM                .03%             .09%            .10%             .21%

Liquidation loss reserve(7)                            $     959        $   3,371       $   10,300       $   7,729       $   32,827

--------
(1) Delinquent loans are loans for which more than one payment is past due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company and any subservicers as of the end of the periods indicated.

(3) At March 31, 1997, the dollar volume of loans delinquent more than 90 days in the Company's seven securitization trusts formed during the period from December 1994 to June 1996 exceeded the permitted limit in the related pooling and servicing agreements. See "Capital Resources."

(4) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(5) Represents properties acquired following a foreclosure sale and still serviced by the Company.

(6) Represents losses net of gains on foreclosed properties sold during the periods indicated.

(7) Represents period end reserves for future liquidation losses.

         Fees and other revenue for the three and nine months ended March 31, 1997 increased to $9.57 million and $26.4 million, up 158% and 186%, respectively, from the corresponding periods in the prior year. Fees and other revenue consist primarily of interest income and fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees. Interest income increased to $8.11 million and $21.1 million for the three and nine months ended March 31, 1997, respectively, due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company. The dollar amount of other fees increased due to the larger number of mortgage loans originated through the Company's retail loan office network during the respective periods.

EXPENSES

         Compensation and related expenses for the three and nine months ended March 31, 1997 increased to $22.3 million and $61.3 million, up 108% and 125%, respectively, when compared to the corresponding periods in the prior year. These increases reflected compensation paid to new personnel and increased commissions and bonuses paid to certain employees. Compensation and related expenses as a percentage of total revenues remained at 26% for the three months ended March 31, 1997, consistent with the corresponding period in the prior year, and decreased for the nine month period from 28% to 26%.

         Sales and advertising costs for the three and nine months ended March 31, 1997 increased to $6.57 million and $20.8 million, up 27% and 63%, respectively, when compared to the corresponding periods in the prior year. Increased advertising costs were due primarily to the Company's nationwide expansion of its retail loan office network. The Company operated 55 retail loan offices in 23 states throughout the United States at March 31, 1997 compared to 39 offices in 12 states at March 31, 1996. One Stop operated 33 offices in 24 states at March 31, 1997 compared to 19 offices in 14 states at March 31, 1996. Sales and advertising costs as a percentage of total revenue decreased to 8% and 9%, respectively, for the three and nine months ended March 31, 1997, from 13% for the corresponding periods in the prior year.

         General and administrative expenses for the three and nine months ended March 31, 1997 increased to $8.08 million and $22.8 million, up 69% and 116%, respectively, when compared to the corresponding periods in the prior year. These increases resulted primarily from occupancy and communications costs related to the Company's growth. As a percentage of revenue, general and administrative expenses for the three and nine months ended March 31, 1997 decreased to 10% when compared to 12% and 11%, respectively, for the same periods last year.

           Interest expense for the three and nine months ended March 31, 1997 increased to $8.36 million and $23.6 million, up 178% and 274%, respectively, when compared to the corresponding periods in the prior year. The increase was primarily the result of increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization and sale in the secondary market and as a result of the Company's sale in the third quarter of fiscal 1996 of $115 million of its 5.5% Convertible Subordinated Debentures due 2006, and the sale in the second quarter of fiscal 1997 of $150 million of its 9.125% Senior Notes due 2003. Interest expense is expected to increase in future periods due to the Company's continued reliance on credit facilities to fund increased originations and purchases of loans pending their securitization.

        The provision for loan losses for the three and nine months ended March 31, 1997 increased to $8.5 million and $25.4 million, up 297% and 413%, respectively, when compared to the corresponding periods in the prior year. The provision for loan losses represents 1.44% of the loans securitized during the nine months ended March 31, 1997 compared to 1.02% of the loans securitized during the corresponding prior year periods. This increase reflects the greater amount of higher credit grade loans originated during 1997.

INCOME TAXES

         The Company's provision for income taxes increased from $15.3 million for the nine months ended March 31, 1996 to $26.5 million for the nine months ended March 31, 1997.

FINANCIAL CONDITION

         Loans held for sale. Prior to securitization, the Company holds mortgage loans in its portfolio. Balances are dependent on the volume of loans originated and the size of the securitization in the current period. The Company's portfolio of loans held for sale decreased from $186 million at June 30, 1996 to $107 million at March 31, 1997.

         Accounts receivable. Accounts receivable, representing servicing fees and advances and other receivables, increased from $9.7 million at June 30, 1996 to $38.2 million at March 31, 1997. This increase is primarily the result of larger pools serviced and increases in related advances and receivables.

         Interest-only strip. Interest-only strip increased from $129 million at June 30, 1996 to $282 million at March 31, 1997 reflecting the increased size of the Company's first nine months' securitizations.

         Mortgage servicing rights. The March 31, 1997 balance represents mortgage servicing rights capitalized in accordance with FAS 125. This balance reflects the capitalization under FAS 125 of $12.5 million of servicing rights partially offset by amortization of $3.8 million for the nine months ended March 31, 1997.

         Residual assets. Residual assets represent the reserve accounts and overcollateralization amounts required to be maintained in connection with the securitization of loans. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior certificates or bonds of the securitization trusts. Residual assets increased from $44.7 million at June 30, 1996 to $93.1 million at March 31, 1997 due to the size of the Company's recent securitizations.

         Equipment and improvements. Primarily as a result of the expansion of the Company's retail loan office network and the associated investment in technology, equipment and improvements, net increased from $6.7 million at June 30, 1996 to $10.7 million at March 31, 1997.

         Prepaid and other assets. Prepaid and other assets increased from $10.3 million at June 30, 1996 to $19.1 million at March 31, 1997 primarily as a result of the capitalization, net of amortization, of debt issuance costs related to the issuance of the Company's 9.125% Senior Notes due 2003.

         Borrowings. Borrowings increased from $138 million at June 30, 1996 to $288 million at March 31, 1997. This increase was the result of the Company's sale in October 1996 of $150 million of its 9.125% Senior Notes due 2003.

         Revolving warehouse facilities. Amounts outstanding under warehouse facilities decreased from $112 million at June 30, 1996 to $75.0 million at March 31, 1997. Proceeds from the Company's securitizations are used to pay down the Company's warehouse facilities. Although the Company closed a $633 million securitization in March 1997, a $75.0 million balance remained outstanding under the warehouse facilities. This was primarily a result of the amount of restricted cash held by the Company related to the pre-funding of the securitization completed during the three months ended March 31, 1997. Restricted cash cannot be used to repay amounts outstanding under warehouse facilities pending final monoline insurance due diligence on the loans included in the pre-funding. (See "Risk Management.") The restricted cash was released in April 1997 and used to pay down warehouse facilities.

LIQUIDITY

         The Company's operations require continued access to short-term and long-term sources of cash. The Company's operating cash requirements include the funding of: (i) mortgage loan originations and purchases prior to their securitization and sale (but see "Recent Developments"), (ii) fees and expenses incurred in connection with the securitization and sale of loans, (iii) cash reserve account or overcollateralization requirements in connection with the securitization and sale of mortgage loans, (iv) tax payments due on recognition of gain on sale other than in securitizations using the debt-for-tax structure (see below), and (v) ongoing administrative and other operating expenses.

         The Company has operated on a negative operating cash flow basis and expects to continue to do so for as long as the Company's cash requirements necessitated by the growth in volume of its securitization program continue to grow at rates in excess of the cash generated by the Company from its operations, including its servicing activities. To increase the cash generated from operations, the Company may increase the volume of whole loans sold in bulk to other mortgage lenders. Unlike a securitization, a whole loan sale generates cash at the closing of the sale; however, such sales may generate less profit than a securitization.

         Historically, the Company has funded, and expects to continue to fund, its negative operating cash flows, subject to limitations under the Company's existing credit facilities, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. The Company anticipates that its sources of liquidity will be sufficient to fund the Company's liquidity requirements for the next 12 months, if the Company's future operations are consistent with management's current growth expectations. There can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable.

         New loan originations and purchases represent the Company's most significant cash flow requirement. The Company pays a premium on loans purchased through its wholesale correspondent program and on loans purchased from independent mortgage brokers. The amount of cash used to pay premiums approximated $20.4 million and $51.7 million for the three and nine months ended March 31, 1997 compared to $9.8 million and $19.6 million for the prior year periods. This increase is primarily related to the increase in the amount of loans purchased in bulk through the loan correspondent program and, to a lesser extent, the higher premiums paid per loan. See "Recent Developments."

         The Company securitized and sold in the secondary market $633 million and $1.76 billion of loans for the three and nine months ended March 31, 1997 compared to $201 million and $488 million during the same periods of the prior year. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to repay the senior interests in order to increase overcollateralization to specified maximums.

         In addition, the increasing use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of gain on sale of loans recognized by the Company. During the three months and nine months ended March 31, 1997, the Company recognized gain on sale of loans in the amounts of $53.1 million and $166 million, respectively, compared with $26.6 million and $60.5 million during the same periods of the prior year. In addition, the Company recognized $5.1 million in net unrealized gain on valuation of interest-only strip in accordance with FAS 125 implemented in the quarter ended March 31, 1997. In the securitization structure used by the Company for its past securitizations, the recognition of gain on sale has had a negative impact on the cash flow of the Company since the Company was required to pay federal and state taxes on a portion of these amounts in the period recognized although the cash representing the gain is not received until later periods as the related servicing fees are collected and applicable overcollateralization requirements are met. In March 1997, the Company completed its first securitization using the debt-for-tax structure which allowed the Company to defer the payment of taxes until income is distributed or received by the trust. This had a positive effect on the Company's cash flows without materially changing the reported earnings.

         The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs which, for the pools sold during the nine months ended March 31, 1997, approximated .50% of the principal amount of the securitized mortgage loans.

CAPITAL RESOURCES

         The Company finances its operating cash requirements primarily through
(i) warehouse and other credit facilities, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities.

         Warehouse and Other Credit Facilities. The Company currently has two warehouse facilities in place. On January 15, 1997, the Company amended and restated its warehouse and working capital line of credit with a syndicate of eight commercial banks. The facility provides for a maximum borrowing amount of $350 million, is secured by loans originated and purchased by the Company as well as certain servicing receivables, and bears interest at the rate of 0.80% over one-month LIBOR. This line is currently scheduled to expire on January 13, 1998 and is subject to renewal. There is an additional warehouse line of credit from an investment bank that is secured by loans originated and purchased by the Company. This line of $250 million (which decreases to $125 million at June 30, 1997) bears interest at a rate of 0.70% over one-month LIBOR and expires on September 30, 1997. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future. In addition, the Company is currently negotiating with a number of financial institutions for additional warehouse facilities and has a commitment from an investment bank for a facility with a maximum borrowing amount of $400 million.

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

         In addition, in order to gain access to the secondary market, the Company has relied on monoline insurance companies to provide financial guarantee insurance on senior interests in the securitization trusts established by the Company. Although the Company is exploring the possibility of structuring a pool for securitization and sale in the secondary market based solely on the internal credit enhancements of the pool or the Company's guarantees, the Company expects to rely on monoline insurance companies for at least a portion of its future securitizations. Any substantial reduction in the size or availability of the secondary market for the Company's loans or the unwillingness of monoline insurance companies to provide financial guarantee insurance for the senior interests in the securitization trusts could have a material adverse effect on the Company's financial position and results of operations. At March 31, 1997, the dollar volume of loans delinquent more than 90 days on the Company's seven securitization trusts formed during the period from December 1994 to June 1996 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could negatively affect the Company's cash flows and adversely influence the Company's assumptions underlying the gain on sale. Additionally, the higher delinquency rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trust. To date, no servicing rights have been terminated, and the Company believes that the likelihood of such an event is remote. The Company has implemented various plans to lower the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. Further, the monoline insurance companies agreed to higher permitted delinquency limits in the four securitizations completed in the nine month period ended March 31, 1997. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Delinquencies; Negative Impact on Cash Flow; Right to Terminate Normal Servicing" in the Company's Form 10-K for the fiscal year ended June 30, 1996.)

         Other Capital Resources. The Company has funded negative cash flows primarily from the sale of its equity and debt securities. In December 1991, July 1993, June 1995, and October 1996, the Company effected offerings of its Common Stock with net proceeds to the Company aggregating $179.1 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. The Company had cash and cash equivalents of approximately $150 million (of which $134 million was restricted) at March 31, 1997.

RISK MANAGEMENT

         The Company employs a variety of strategies in order to manage the risk that mortgage loans held for sale pending securitization will fluctuate in value as a result of changing interest rates prevailing in the market. The Company hedges against interest rate fluctuations on its fixed rate product by entering into swap agreements with third parties that sell United States Treasury securities not yet purchased and by purchasing Treasury put options. The amount and timing of hedging transactions are determined by members of the Company's senior management. Management assesses factors including the interest rate environment, loan production levels and open positions of current hedge positions. The Company has also mitigated its interest rate exposure by effecting securitizations each quarter resulting in a holding period for most of the mortgage loans originated and purchased by it of less than one quarter.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         SFAS 128. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS included common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS, while making the United States computation more compatible to the standards of other countries. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures.

         The Company will adopt SFAS 128 effective December 31, 1997 and does not expect the adoption of SFAS 128 to have a material impact on its financial statements.

         SFAS 129. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed.

         Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required.

FORWARD-LOOKING STATEMENTS

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: negative cash flows and capital needs, delinquencies, risks of contracted servicing, dependence on funding sources, capitalized interest-only strip, recent addition of wholesale correspondent program, recent acquisition of One Stop, concentration of wholesale correspondent program, competition, concentration of operations, timing of loan sales, economic conditions, contingent risks, prepayment and credit risks and government regulation. For a more complete discussion of these risks and uncertainties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 1996 and "Certain Accounting Considerations and Risk Factors" herein.

                           AAMES FINANCIAL CORPORATION


OTHER INFORMATION

PART II

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities - None

Item 3.        Defaults upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                            11      Computation of Per Share Earnings

                            27.1    Financial Data Schedule

                   (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated April 1, 1997 reporting the completion of its two securitizations during the quarter ended March 31, 1997.

                           AAMES FINANCIAL CORPORATION

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.








                                     AAMES FINANCIAL CORPORATION

Date: May 13, 1997                   By: /s/  Gregory J. Witherspoon
                                         ---------------------------
                                         Gregory J. Witherspoon
                                         Executive Vice President - Finance and
                                         Chief Financial Officer


                                     By: /s/ Mark E. Elbaum
                                         -----------------------
                                         Mark E. Elbaum
                                         Senior Vice President - Finance and
                                         Principal Accounting  Officer

                                  EXHIBIT INDEX

         Exhibit
         ------
          11                Computation of Per Share Earnings

          27.1              Financial Data Schedule