Form 10-K
period 1997-06-30
AAMES FINANCIAL CORP/DE
filed 1997-09-29
CIK 879957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     for the Fiscal Year Ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to __________

                         Commission file number 0-19604

                           AAMES FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     95-4340340
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of incorporation)

350 S. GRAND AVENUE, LOS ANGELES, CALIFORNIA                   90071
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (213) 640-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
COMMON STOCK, PAR VALUE $0.001                  NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE
10.50% SENIOR NOTES DUE 2002                    NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                          9.125% Senior Notes Due 2003
                          ----------------------------
                                (Title of Class)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

        At September 2, 1997, there were outstanding 27,771,035 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($19.625 per share) of the Registrant's Common Stock on the New York Stock Exchange was $477,826,340. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Proxy Statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Aames Financial Corporation (the "Company") is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling and servicing home equity mortgage loans secured by single family residences. In late fiscal 1997, the Company began offering small commercial loans on a limited basis which it plans to sell on a whole loan basis servicing released. The Company, upon its formation in 1991, acquired Aames Home Loan, a home equity lender founded in 1954.

        The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. The Company believes these borrowers continue to represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risk assumed. The mortgage loans originated and purchased by the Company, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness or to finance other consumer needs rather than to purchase homes.

        The Company originates and purchases loans on a nationwide basis through three production channels--retail, broker and correspondent. For the year ended June 30, 1997, the Company originated and purchased $2.35 billion of mortgage loans. The Company underwrites and appraises every loan it originates and generally re-underwrites and reviews appraisals on all loans it purchases. See "-- Mortgage Loan Production." The Company retains the servicing rights (collecting loan payments and managing borrower defaults) to substantially all of the loans it originates or purchases. At June 30, 1997, the Company had a servicing portfolio of $3.17 billion, of which 53% was subserviced by third parties. In fiscal 1997, the Company's servicing division implemented systems and personnel that will allow it to service directly substantially all of its servicing portfolio by the end of fiscal 1998. See "-- Loan Servicing."

          During fiscal 1997, the Company experienced a dramatic shift up the credit grade spectrum reflecting its previously announced strategic decision to diversify the loans it originates and purchases to include more of the higher credit grade loans. In fiscal 1997, of the total loans originated and purchased by the Company, 82% were A, A-, B and C credit grade loans and 18% were C- and D credit grade loans, compared to 66% and 34%, respectively, in fiscal 1996. This diversification was accomplished primarily through the acquisition of One Stop Mortgage, Inc. ("One Stop") in August 1996, which focuses on the higher credit grade spectrum, the decrease in C- and D originations in certain non-judicial foreclosure states and the adoption of pricing structures by credit grade in the correspondent and retail divisions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenues."

        As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans to third party investors in securitization transactions. These transactions enhance profitability, maximize liquidity and reduce the Company's exposure to fluctuations in interests rates. The Company securitized and sold in the secondary market $317 million, $791 million and $2.26 billion of loans in the fiscal years ended June 30, 1995, 1996 and 1997, respectively. See "--Securitization of Loans."

RECENT EVENTS

        During the fourth quarter of fiscal 1997, two factors caused the Company to re-evaluate its correspondent bulk purchase program--uncertainties in the capital markets and the increase in the pricing for bulk loan product. These uncertainties were evidenced by the sudden decline in common stock prices of companies in the subprime home equity sector, including the Company, and pricing sensitivity encountered by companies in the sector in accessing the public equity and debt markets. Given that the Company funded the significant negative cash flow associated with the bulk correspondent business in the public equity and debt markets, the uncertainties in those markets increased the risk to the Company that its cost of capital would be excessively high. Additionally, the premiums paid by the Company for bulk product during the 1997 fiscal year reached a peak of 8.25% in March 1997. These high premiums, together with the apparent increase in the cost of capital, adversely impacted the projected profitability of the bulk product. As a result of these developments, the Company changed the approach used in the pricing of its bulk loan product. Specifically, the Company established lower prices to be paid for this product based primarily on its historical performance. This change is expected to decrease the amount of bulk loans purchased in fiscal 1998 compared to fiscal 1997.

        The Company also incorporated the results of the fourth quarter pricing review into the regular quarterly fair market valuation of the interest-only strips. The Company determines the fair market value of the interest-only strips, in part, by applying management's expectations as to future prepayment rates to the present value of the future cash flows from prior securitizations. The use of revised prepayment rates resulted in a fourth quarter unrealized loss of $28.0 million on the valuation of that asset. These same prepayment assumptions materially lowered the Company's gain on sale expressed as a percentage of total loans securitized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenue."

        In June 1997, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation to develop a means to maximize opportunities for the Company and its stockholders. These opportunities include remaining independent and continuing to grow internally and through acquisition, or selling the Company or entering into a business combination transaction. While the Company is in discussions concerning a possible business combination, it also believes the profit-enhancing steps taken in the fourth quarter create a strong foundation upon which to remain independent and continue to grow its production channels and servicing platform.

BUSINESS STRATEGY

        The Company continues to build on its position as a leading lender in its niche market. The expansion of the Company's business over the last three years has been driven by the growth in the volume of loans originated and purchased by the Company and by the Company's ability to continue to access the capital markets to facilitate the sale of these loans through securitizations. As an independent entity, the Company intends to pursue its growth strategy by (i) continuing to expand its retail loan office network, independent mortgage broker network and flow and mini-bulk correspondent program; (ii) diversifying the products offered; (iii) increasing its servicing portfolio and servicing capabilities; (iv) continuing to enhance its corporate and operating infrastructure; and (v) diversifying its funding sources. An important long-term goal of the Company's business strategy is to continue to build its investment in interest-only strips and mortgage servicing rights. The Company believes that its investments in these assets yield attractive rates of returns. In addition, the Company believes its cash flow profile will change over time as the rate of loan production growth moderates and as the size of its servicing portfolio and its interest-only strips increase. In particular, the Company intends to employ the following strategies:

        Geographic Diversification. The Company plans to continue the geographic expansion of its loan production. During fiscal 1997, the Company expanded its retail loan office network into the Midwest and East. The Company intends to continue focusing on its nationwide retail expansion and to expand its loan purchasing capabilities by opening new broker offices and building new relationships with independent mortgage brokers and flow and mini-bulk loan correspondents nationwide, with the goal of increasing market share in these areas. The Company also is considering expanding operations on an international basis.

        Diversification of Loan Products. The Company regularly reviews its loan offerings and introduces new loan products to attempt to meet the needs of its customers. In furtherance of this strategy, during the fourth quarter of fiscal 1997, the Company began offering higher credit grade loans with higher loan-to-value ratios which it intends to include in its securitizations. In addition, the Company recently began offering 125% loan-to-value home improvement loans to qualified borrowers which the Company intends initially to sell on a whole loan basis servicing released. The Company believes these home improvement loans will enhance cash flow as a result of the origination fees charged and the cash gain on sale received. It may also slow down prepayment rates, in cases in which the Company holds both the junior home improvement loan and the senior loan on the property, by employing more of the borrower's available equity. The Company also offers commercial loans to qualified borrowers ranging from $250,000 to $2.0 million. At June 30, 1997, the Company had $6.85 million in commercial loans, all of which it intends to sell on a whole loan basis servicing released. The Company is considering establishing a real estate investment trust to provide another distribution channel for its commercial loans and certain of its residential loans.

        Increase Servicing Portfolio; Increase Margins and Develop Subservicing Capabilities. The Company plans to continue to build the size of its servicing portfolio to provide a stable, and ultimately more significant, source of recurring revenue. At June 30, 1997, the Company's servicing portfolio was $3.17 billion, up 131% from $1.37 billion at the end of the 1996 fiscal year, 53% of which was subserviced by third parties. The Company expects to increase the size of its loan servicing portfolio by continuing to increase loan originations and purchases, completing new securitizations and subservicing on behalf of third parties. Through December 1996, the Company was capable of servicing loans only in a limited number of Western states. A new servicing system deployed in November 1996 allows the Company to service loans in all 50 states. The Company now services directly substantially all loans originated through its retail network. In fiscal 1998, the Company intends to service directly substantially all of its servicing portfolio.

        Continue to Enhance Corporate and Operational Management and Infrastructure. From June 30, 1995 to June 30, 1997, the Company's loan origination volume grew 561% and its employee base grew from 370 employees at June 30, 1995 to 1,385 employees at June 30, 1997. To support this significantly larger operation, the Company has invested in additional corporate and operating management. Additionally, to enhance its infrastructure, the Company has expanded its telemarketing operations, including a predictive dialer system which became operational in fiscal 1997 and a data warehouse which significantly enhanced the Company's ability to analyze its loans in fiscal 1997. In fiscal 1998, the Company intends to purchase a new loan origination system which will further enhance efficiency and loan production capabilities.

        Continue to Diversify Funding Sources and Become Self-Financing. The Company intends to continue to expand and diversify its funding sources by adding additional warehouse facilities, seeking to increase the advance rates on existing and new facilities and establishing credit facilities to finance the interest-only strips and the residual assets. In addition, the Company intends to seek to obtain higher credit ratings by improving its financial condition and operating results. The Company believes that achieving higher credit ratings, obtaining higher advance rates on warehouse facilities and establishing residual financing facilities will help it attain its goal of becoming self-financing and, thereby, reduce its dependence on the capital markets. Principally as a result of the developments described under "-- Recent Events," several rating agencies have placed certain debt of the Company on credit watch. The Company continues to improve its cash flows through such mechanisms as whole loan sales and new securitization structures. The Company also believes it will improve its cash flow by improving the efficiency of its servicing operations.

        The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

ONE STOP ACQUISITION

        On August 28, 1996, the Company acquired One Stop, a residential mortgage lender specializing in originating and purchasing home equity mortgage loans made to credit-impaired borrowers from a network of independent mortgage brokers. The acquisition is part of the Company's strategy to diversify its mortgage loan production sources and to expand the geographic scope of its operations. The acquisition was accomplished through the merger of a wholly-owned subsidiary of the Company into One Stop, in a tax-free exchange accounted for as a pooling-of-interests. See "-- Mortgage Loan Production -- Independent Mortgage Broker Network."

MORTGAGE LOAN PRODUCTION

        The Company's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity which is typically secured by a first mortgage on the borrower's residence with either a fixed or adjustable rate. Non-conforming home equity loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and that cannot be marketed to agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). In addition, the Company offers junior mortgages and other products in order to meet a wide variety of borrower needs. In fiscal 1997, the Company obtained its loans through three primary channels: its retail loan office network, independent mortgage broker network and correspondent program. In fiscal 1997, the Company also expanded its retail production to include an outbound telemarketing loan production capability.

        The following table illustrates the sources of the Company's loan production during the periods indicated:

                                                   FISCAL YEARS ENDED JUNE 30,
                                                   ---------------------------
                                               1995           1996            1997
                                               ----           ----            ----
                                                     (DOLLARS IN THOUSANDS)

Retail loans:
  Total dollar amount ..................     $148,200      $  220,900      $  436,900
  Number of loans ......................        3,734           4,792           8,565
  Average loan amount ..................           40              46              51
  Average initial combined loan to value           55%             60%             67%
  Weighted average interest rate .......         11.8%           11.0%           10.5%
Broker loans:
  Total dollar amount ..................     $     --      $  319,800      $  741,000
  Number of loans ......................           --           4,182           8,985
  Average loan amount ..................           --              77              83
  Average initial combined loan to value           --              68%             71%
 Weighted average interest rate ........           --            10.6%           10.0%
Correspondent program:
  Total dollar amount ..................     $206,800      $  628,200      $1,170,000
  Number of loans ......................        2,314           7,166          12,500
  Average loan amount ..................           89              88              94
  Average initial combined loan to value           65%             66%             71%
  Weighted average interest rate .......         11.4%           11.7%           11.0%
Total loans:
  Total dollar amount ..................     $355,000      $1,168,900      $2,347,900
  Number of loans ......................        6,048          16,140          30,050
  Average loan amount ..................           59              72              78
  Average initial combined loan to value           61%             65%             70%
  Weighted average interest rate .......         11.6%           11.3%           10.6%

        Retail Loan Office Network. The Company originates home equity mortgage loans through its network of retail loan offices which, at September 25, 1997, consisted of 59 retail loan offices located in 23 states. Prior to fiscal year 1994, the retail offices were located only in California. Then, in fiscal year 1994, the Company expanded into two Western states. The Company has been aggressively pursuing a strategy of expanding its retail loan office network beyond the offices located in California and the other Western states. Of the Company's 59 retail loan offices, 16 are located in the Midwest,

9 in the Central U.S. and 16 in the East. The Company believes that it has significant additional expansion opportunities in these areas.

        The Company selects areas in which to introduce or expand its retail presence on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company. Typically, new office locations have become profitable within 90 days of opening.

        The Company's expansion of its retail loan office network has resulted in significant increases in retail loan production over the last three fiscal years. The Company originated $148 million, $221 million and $437 million of mortgage loans through this network in fiscal 1995, 1996 and 1997, respectively.

        The Company generates applications for loans through its retail loan office network principally through a multimedia advertising program, which relies primarily on the use of direct mailings to homeowners, television advertising, yellow-page listings and telemarketing. The Company believes that its advertising campaigns establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of advertising.

        The Company's advertising invites prospective borrowers to call its headquarters office through the Company's toll-free telephone numbers. On the basis of an initial screening conducted at the time of the call, the Company's customer service representative makes a preliminary determination of whether the customer and the property meet the Company's lending criteria, and schedules an appointment with a loan officer in the retail loan office most conveniently located to the customer or in the customer's home. If the customer cannot schedule an appointment or is located in an area without a retail office, the representative refers the customer to a loan officer in the "loan-by-phone" department who takes the loan application by telephone.

        The Company's loan officer at the local retail loan office assists the applicant in completing the loan application, arranges for an appraisal, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. The loan package is then forwarded to the Company's headquarters office for review by underwriters and for loan approval. If the loan package is approved, the loan is funded by the Company. The Company's loan officers are trained to structure loans that meet the applicant's needs, while satisfying the Company's lending guidelines.

        Through its retail loan office network, the Company also takes applications from prospective borrowers who respond to the Company's advertising but fall outside the Company's target market. These loans may be sold to other institutional lenders or, until August 1997, to private investors. In these cases, the Company receives commissions on loans sold.

        Independent Mortgage Broker Network. Through its independent mortgage broker network, One Stop funded $320 million and $741 million in loans during the fiscal years ended June 30, 1996 and 1997, respectively. At August 31, 1997, One Stop operated 41 offices in 35 states and had 3,700 approved mortgage brokers. During fiscal 1997, One Stop originated loans through approximately 1,800 brokers, no one of which accounted for more than 10% of One Stop's total originations. All loans originated by One Stop are underwritten in accordance with the Company's underwriting guidelines. Once approved, the loan is funded or purchased by One Stop directly.

        The broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as One Stop's liaison with the borrower through the lending process. One Stop reviews and underwrites the applications submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by One Stop, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through its broker network allows One Stop to increase its loan volume without incurring the higher marketing, personnel and other overhead costs associated with increased retail originations.

        Because mortgage brokers generally submit loan files to several prospective lenders simultaneously, consistent underwriting, quick response times and personal service are critical to successfully producing loans through independent mortgage brokers. To meet these requirements, One Stop strives to provide quick response time to the loan application (generally within 24 hours). In addition, loan consultants and loan processors, including underwriters, are available in One Stop's branch offices to answer questions, assist in the loan application process and facilitate ultimate funding of the loan.

        Correspondent Program. The Company purchases closed loans from mortgage bankers and other financial institutions on a continuous or "flow" basis, and through bulk and mini-bulk purchases. In fiscal 1997, 50% of the Company's loan production came from these sources. The Company believes that its flow and mini-bulk correspondent program represents a cost effective means of increasing loan production.

        During the fourth quarter of fiscal 1997, two factors caused the Company to re-evaluate its correspondent bulk purchase program--uncertainties in the capital markets and the increase in the pricing for bulk loan product. These uncertainties were evidenced by the sudden decline in common stock prices of companies in the subprime home equity sector, including the Company, and pricing sensitivity encountered by companies in the sector in accessing the public equity and debt markets. Given that the Company funded the significant negative cash flow associated with the bulk correspondent business in the public equity and debt markets, the uncertainties in those markets increased the risk to the Company that its cost of capital would be excessively high. Additionally, the premiums paid by the Company for bulk product during the 1997 fiscal year reached a peak of 8.25% in March 1997. These high premiums, together with the apparent increase in the cost of capital, adversely impacted the projected profitability of the bulk product. As a result of these developments, the Company changed the approach used in the pricing of its bulk loan product. Specifically, the Company established lower prices to be paid for this product based primarily on its historical performance. This change is expected to decrease the amount of bulk loans purchased in fiscal 1998 compared to fiscal 1997.

        Underwriting. The Company underwrites every loan it originates and generally re-underwrites each loan it purchases. The Company's underwriting guidelines are designed to assess the adequacy of the real property as collateral for the loan and the borrower's creditworthiness. An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the ratio (the "combined loan-to-value ratio") of all mortgages existing on the property (including the loan applied for) to the appraised value of the property at the time of origination. As a lender that specializes in loans made to credit-impaired borrowers, the Company ordinarily makes home equity mortgage loans to borrowers with credit histories or other factors that would typically disqualify them from consideration for a loan from traditional financial institutions. Consequently, the Company's underwriting guidelines generally require substantially lower combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution. Creditworthiness is assessed by examination of a number of factors, including calculation of debt-to-income ratios, which is the sum of the borrower's monthly debt payments divided by the borrowers's monthly income before taxes and other payroll deductions, an examination of the borrower's credit history through standard credit reporting bureaus, and by evaluating the borrower's payment history with respect to existing mortgages, if any, on the property.

        The underwriting of a mortgage loan to be originated or purchased by the Company includes a review of the completed loan package, which includes the loan application, a current appraisal, a preliminary title report and a credit report. All loan applications and all closed loans offered to the Company for purchase must be approved by the Company in accordance with its underwriting criteria. On an exception basis, and approval of the Company's underwriters, home equity mortgage loans may be made that do not conform to the Company's guidelines but only with the approval of a senior underwriter or by certain executive officers of the Company. The Company regularly reviews its underwriting guidelines and makes changes when appropriate to respond to market conditions, the poor performance of loans representing a particular loan product or changes in laws or regulations.

        Until June 1997, all appraisals in connection with loans originated by the Company through its retail loan office network were performed by Company appraisers. Beginning in June 1997, the Company streamlined its retail loan appraisal department and currently uses Company-qualified contract appraisers for most of its originations. Appraisers determine a property's value by reference to the sales prices of comparable properties recently sold, adjusted to reflect the condition of the property as determined through inspection. Appraisals on loans purchased as part of the Company's correspondent program are reviewed by Company appraisers or Company-qualified contract appraisers to assure that they meet the Company's standards.

        The Company requires title insurance coverage issued on an American Land Title Association form of title insurance on all properties securing mortgage loans it originates or purchases. The loan originator and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to maintain hazard and, in certain instances, flood insurance, in an amount sufficient to cover the new loan and any senior mortgage, subject to the maximum amount available under the National Flood Insurance Program.

        Quality Control. The Company's quality control program is intended to
(i) monitor and improve the overall quality of loan production generated by the Company's retail loan office network, independent mortgage broker network and correspondent program and (ii) identify and communicate to management existing or potential underwriting and loan packaging problems or areas of concern. The quality control file review examines compliance with the Company's underwriting guidelines and federal and state regulations. This is accomplished by focusing on: (i) the accuracy of all credit and legal information; (ii) a collateral analysis which may include a desk or field re-appraisal of the property and review of the original appraisal; (iii) employment and/or income verification; and (iv) legal document review to ensure that the necessary documents are in place.

        Credit Grades. The Company believes that it originates a greater proportion of lower credit quality loans ("C-" and "D" loans) than other lenders who lend to credit-impaired borrowers and as a result has historically experienced delinquency rates that are higher than those generally prevailing in its industry. Although the Company has not historically experienced significant loan losses because its loan portfolio has been characterized by relatively low combined loan-to-value ratios, the Company's loan losses may increase in future periods as a result of its migration to higher credit grade loans and correspondingly higher permitted combined loan-to-value ratios. During fiscal 1997, the Company increased its provision for loan losses as higher credit grade loans with higher loan-to-value ratios increased as a percentage of total loans securitized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources -- Securitization Program." The weighted average initial combined loan-to-value ratio of loans in its servicing portfolio at June 30, 1995, 1996 and 1997 was 59%, 64% and 68%, respectively. The increase in weighted average combined loan-to-value ratios at June 30, 1997 reflected a changing mix in the mortgage loans in the servicing portfolio to include a greater proportion of first mortgages and higher credit grade loans and from 1995 to 1996 a change in underwriting guidelines to remain competitive.

        The following chart generally outlines certain parameters of the credit grades of the Company's underwriting guidelines at August 31, 1997:

                 "A" CREDIT       "A-" CREDIT      "B" CREDIT       "C" CREDIT          "C-" CREDIT         "D" CREDIT
                   GRADE             GRADE           GRADE            GRADE                GRADE              GRADE
                 ----------       -----------      ----------       ----------          -----------         ----------
GENERAL          Has good         Has good         Pays the         Marginal credit     Marginal credit     Designed to
REPAYMENT        credit.          credit but       majority of      history which       history not         provide a
                                  might have       accounts on      is offset by        offset by other     borrower with
                                  some minor       time but has     other positive      positive            poor credit
                                  delinquency.     some 30-         attributes.         attributes.         history an
                                                   and/or 60-day                                            opportunity to
                                                   delinquency.                                             correct past
                                                                                                            credit
                                                                                                            problems
                                                                                                            through lower
                                                                                                            monthly
                                                                                                            payments.

EXISTING         No delinquen-    Current at       Current at       Can have            Must be paid        Must be paid
MORTGAGE         cies in past     application      application      multiple 30-day     in full from        from loan
LOANS            12 months.       time and a       time and a       delinquencies       loan proceeds       proceeds.
                                  maximum of       maximum of       and one 60-day      and no more         Rating not a
                                  two 30-day       four 30-day      delinquency         than 120 days       factor.
                                  delinquencies    delinquencies    and one 90-day      delinquent.
                                  in the past 12   in the past 12   delinquency
                                  months.          months.          in the past 12
                                                                    months; currently
                                                                    not more than
                                                                    90 days delinquent

NON-MORTGAGE     Major credit     Major credit     Major credit     Major credit        Major and           Major credit
   CREDIT        and installment  and installment  and installment  and installment     minor credit        delinquency is
                 debt should be   debt should be   debt can         debt can            delinquency is      acceptable.
                 current.  No     current but      exhibit some     exhibit some        acceptable, but
                 60-day delin-    may exhibit      minor 30-        minor 60-           must
                 quencies in      some minor       and/or 60-day    and/or 90-day       demonstrate
                 past 24          30-day           delinquency.     delinquency.        some payment
                 months.          delinquency.                                          regularity.

                                  Minor credit     Minor credit     Minor credit
                                  may exhibit      may exhibit up   may exhibit
                                  some minor       to 90-day        more serious
                                  delinquency.     delinquency.     delinquency.

BANKRUPTCY       Charge-offs,     Charge-offs,     Discharged       Discharged          Discharged          Current
 FILINGS         judgments,       judgments,       more than two    more than two       prior to            bankruptcy
                 liens, and       liens, and       years with       years with          closing.            must be paid
                 former           former           reestablished    reestablished                           through loan.
                 bankruptcies     bankruptcies     credit.          credit.
                 are              are
                 unacceptable.    unacceptable.

                 "A" CREDIT       "A-" CREDIT      "B" CREDIT       "C" CREDIT          "C-" CREDIT         "D" CREDIT
                   GRADE             GRADE           GRADE            GRADE                GRADE               GRADE
                 ----------       -----------      ----------       ----------          -----------         ----------
DEBT SERVICE-    Generally not    Generally not    Generally not    Generally not       Generally not       Generally not
TO-INCOME        to exceed        to exceed        to exceed        to exceed           to exceed           to exceed
RATIO            42%.             45%.             50%.             50%.                55%.                60%.

MAXIMUM
COMBINED
LOAN-TO -
VALUE RATIO:

OWNER            Generally 90%    Generally 90%    Generally 80%    Generally 75%       Generally 70%       Generally 65%
OCCUPIED         for a 1 to 4     for a 1 to 4     for a 1 to 4     for a 1 to 4        for a 1 to 4        for a 1 to 4
                 family           family           family           family              family              family
                 dwelling.        dwelling;        dwelling;        dwelling;           dwelling.           dwelling.
                                  70% for a        65% for a        65% for a
                                  condominium.     condominium.     condominium.

NON-             Generally 80%    Generally 75%    Generally 70%    Generally 65%       Generally 65%       Generally 60%
OWNER            for a 1 to 4     for a 1 to 2     for a 1 to 2     for a 1 to 4        for a 1 to 4        for a 1 to 2
OCCUPIED         family           family           family           family              family              family
                 dwelling.        dwelling; 65%    dwelling; 60%    dwelling; 60%       dwelling.           dwelling.
                                  for a 3 to 4     for a 3 to 4     for a 3 to 4
                                  family.          family.          family.

        The following tables present certain information about the Company's loan production through its retail loan office network, independent mortgage broker network and correspondent program during fiscal 1995, 1996 and 1997:

                 LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1995

                                                                       WEIGHTED
                                                   WEIGHTED AVERAGE    AVERAGE
                         DOLLAR AMOUNT    % OF        COMBINED         INTEREST
     CREDIT GRADE           OF LOAN       TOTAL     LOAN-TO-VALUE       RATE(1)
     ------------           -------       -----     -------------       -------
     A-                  $111,808,000       31%          63%             10.6%
     B                     55,338,000       16           65              11.1
     C                     70,515,000       20           59              11.7
     C-                    53,635,000       15           62              12.2
     D                     63,629,000       18           58              13.3
                         ------------      ---
     Total               $354,925,000      100%
                         ============      ===

                 LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1996

                                                                        WEIGHTED
                                                    WEIGHTED AVERAGE    AVERAGE
                         DOLLAR AMOUNT     % OF         COMBINED        INTEREST
     CREDIT GRADE           OF LOAN        TOTAL      LOAN-TO-VALUE     RATE(1)
     ------------           -------        -----      -------------     -------
     A                  $  126,790,000      11%           70%             9.4%
     A-                    224,943,000      19            68             10.2
     B                     227,117,000      19            69             10.5
     C                     197,389,000      17            65             11.6
     C-                    107,039,000       9            63             12.1
     D                     285,668,000      25            61             13.0
                        --------------     ---
     Total              $1,168,946,000     100%
                        ==============     ===



                 LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1997

                                                                        WEIGHTED
                                                     WEIGHTED AVERAGE   AVERAGE
                        DOLLAR AMOUNT      % OF         COMBINED        INTEREST
     CREDIT GRADE           OF LOAN        TOTAL      LOAN-TO-VALUE     RATE(1)
     ------------           -------        -----      -------------     -------
     A                  $  327,574,000      14%           72%             9.2%
     A-                    758,842,000      32            73              9.8
     B                     573,125,000      24            72             10.3
     C                     277,002,000      12            67             11.2
     C-                    112,209,000       5            65             12.0
     D                     299,186,000      13            62             13.4
                        --------------     ---
     Total              $2,347,938,000     100%
                        ==============     ===


(1) Calculated with respect to the interest rate at the time the loan is originated or purchased by the Company, as applicable.

SECURITIZATION OF LOANS

        The primary funding strategy of the Company is to securitize and sell mortgage loans originated or purchased by the Company. Securitization is a cost competitive source of capital compared to other debt financing sources available to the Company. Through June 30, 1997, the Company had completed 22 securitizations totaling $3.54 billion. The Company's operations have been restructured in recent years specifically for the purpose of efficiently originating, purchasing, underwriting and servicing loans for securitization in order to meet the requirements of rating agencies, credit enhancers and investors. The Company generally seeks to complete a securitization once each quarter. The Company applies the net proceeds of the securitization to pay down its warehouse facilities in order to make these facilities available for future funding of mortgage loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Accounting Considerations."

        The Company securitized and sold in the secondary market $317 million, $791 million and $2.26 billion of loans in the fiscal years ended June 30, 1995, 1996 and 1997, respectively. Of the 22 securitization transactions completed through June 30, 1997, 21 have been credit-enhanced by monoline insurance to receive ratings of "Aaa" by Moody's Investors Service, Inc. ("Moody's") and "AAA" by Standard & Poor's Ratings Group, a Division of The McGraw-Hill Companies ("S&P") and, in the case of 1997-A, "AAA" by Fitch Investors Service, Inc. ("Fitch"). For the 1997-B transaction completed in June 1997, the Company utilized a senior/ subordinated structure in which the senior tranches received ratings of "Aaa" by Moody's, "AAA" by S&P and "AAA" by Fitch. In a senior/subordinated structure, the senior certificate holders are protected from losses by outstanding subordinated certificates, rather than a monoline insurance company.

        Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. The Company's interest in each overcollateralization amount and reserve account is reflected on the Company's Consolidated Financial Statements as "residual assets." If losses exceed the amount of the over-collateralization or the reserve account, as applicable, the credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced by holders of the senior interests in the related trust will be paid under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company's securitizations. Further, in the event delinquencies exceed certain specified percentages, the monoline insurer may terminate the Company as servicer. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources -- Securitization Program" and " -- Risk Factors -- Delinquencies; Negative Impact on Cash Flows; Right to Terminate Mortgage Servicing." In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust.

LOAN SERVICING

        Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. The Company retains the servicing rights to substantially all of the residential loans it originates or purchases. The following table sets forth certain information regarding the Company's servicing portfolio for the periods indicated:

                                                      FISCAL YEARS ENDED JUNE 30,
                                                      ---------------------------
                                                    1995        1996         1997
                                                    ----        ----         ----
                                                            (IN THOUSANDS)
Loans added to the servicing portfolio.........   $355,000   $1,168,900   $2,347,900
Servicing portfolio (period end)...............    608,700    1,370,000    3,174,000
Loan service revenue (1).......................      8,246       18,186       25,804

(1) For a description of loan service revenue, see Note 1 of Notes to Consolidated Financial Statements.

        The Company directly services substantially all newly originated or purchased loans which are secured by mortgaged properties located in 44 states. Loans secured by properties located in other states are serviced through one or more subservicers which are paid a fee per loan and a participation in certain other fees paid by the borrowers. Through December 1996, the Company was capable of servicing loans in a limited number of Western states. A new servicing system deployed in November 1996 allows the Company to service loans in all 50 states. During fiscal 1998, the Company intends to service directly substantially all of its servicing portfolio. The Company believes that the successful implementation of its new servicing system will provide it with improved margins on its servicing and potentially a new source of servicing revenue through subservicing for third parties.

        The agreements between the Company and the real estate mortgage investment conduit ("REMIC") or owner trusts established in connection with securitizations typically require the Company to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related trust. The agreements also require the Company to make certain servicing advances (e.g., for property taxes or hazard insurance) unless the Company determines that such advances would not be recoverable. Realized losses on the loans are paid out of the related loss reserve account or paid out of principal and interest payments on overcollateralized amounts as applicable, and if necessary, from the related monoline insurance policy or the subordinated interests.

        In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company's failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquency (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and certain events of bankruptcy or insolvency. At June 30, 1997, seven trusts representing approximately 21% (by dollar volume) of the Company's servicing portfolio exceeded the specified delinquency rate, although the servicing rights of the Company have not been terminated. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources -- Securitization Program." In the case of the Company's recent senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default. The senior/subordinated securitization completed in June 1997 provides for servicer termination upon the occurrence of certain levels of loss experience, but not in the event of delinquency rates exceeding target percentages. No such events of default have occurred to date in the Company's senior/subordinated securitizations. The senior/subordinated securitization completed in September 1997 contains no loss or delinquencies triggers for servicer termination.

        The Company receives a servicing fee based on a percentage of the declining principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrower's monthly payments. In addition, the Company, as servicer, generally receives all late and assumption charges paid by the borrower on loans serviced directly by the Company, as well as other miscellaneous fees for performing various loan servicing functions. The Company also generally receives any prepayment fees paid by borrowers.

        The Company's servicing portfolio is subject to reduction by normal monthly principal amortization, by prepayment and by foreclosure. It is the Company's strategy to build and retain its servicing portfolio. In general, revenue from the Company's loan servicing portfolio may be adversely affected as interest rates decline and loan prepayments increase. This effect has historically been partially offset by increases in prepayment fee income received from borrowers. In some states in which the Company currently operates, prepayment fees may be limited or prohibited by applicable law. The Company is considering alternative licensing structures that would eliminate or reduce the effects of such limitations and prohibitions.

        The following table illustrates the mix of credit grades in the Company's servicing portfolio as of June 30, 1997:

                                                         WEIGHTED       WEIGHTED
                                                         AVERAGE        AVERAGE
                                                         COMBINED       ORIGINAL
                       DOLLAR AMOUNT                      INITIAL       INTEREST
    CREDIT GRADE         OF LOAN        % OF TOTAL     LOAN-TO-VALUE      RATE
    ------------         -------        ----------     -------------      ----
                                      (Dollars in thousands)
    A                   $   97,900            3%            71%            9.6%
    A-                   1,205,100           38             71             9.9
    B                      707,200           22             71            10.6
    C                      402,000           13             66            11.6
    C-                     194,700            6             64            12.3
    D                      474,700           15             61            13.4
    Other                   92,400            3             54            12.1
                        ----------          ---
    Total               $3,174,000          100%
                        ==========          ===


COLLECTIONS, DELINQUENCIES AND FORECLOSURES

        The Company sends borrowers a monthly billing statement approximately ten days prior to the monthly payment due date. Although borrowers generally make loan payments within ten to fifteen days after the due date (the "grace period"), if a borrower fails to pay the monthly payment within the grace period, the Company commences collection efforts by notifying the borrower of the delinquency. In the case of borrowers in the "C-" and "D" credit grades, collection efforts begin immediately after the due date. The Company continues contact with the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

        As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower immediately after the due date of the next subsequently scheduled installment (five days after the initial due date for C- and D credit grades), providing 30 days' notice of impending foreclosure action. During the 30-day notice period, collection efforts continue and the Company evaluates various legal options and remedies to protect the value of the loan, including accepting a deed-in-lieu of foreclosure, entering into a short sale or commencing foreclosure proceedings. If no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, the Company will have commenced foreclosure proceedings when a loan is 45 to 100 days delinquent, depending upon credit grade.

        Servicing and collection practices change over time in accordance with, among other things, the Company's business judgment, changes in portfolio performance and applicable laws and regulations.

        Loans originated or purchased by the Company are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be recovered by a lender, the minimum time required to foreclose and the reinstatement or redemption rights of the borrower.

        Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender's lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the Company often purchases the property from the trustee or referee through a credit bid in an amount up to the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Depending upon market conditions, the ultimate proceeds of the sale may not equal the Company's investment in the property.

        The following table sets forth delinquency, foreclosure, loss and reserve information relating to the Company's servicing portfolio for the periods indicated:

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ---------------------------
                                                            1995        1996          1997
                                                            ----        ----          ----
                                                               (Dollars in thousands)
Percentage of dollar amount of delinquent
  loans to loans serviced (period end)(1)(2)(3)
  One Month..............................................     3.9%         4.9%          4.3%
  Two Months.............................................     1.6          1.8           1.9
  Three or More Months
    Not foreclosed (4)...................................     5.0          8.0           8.1
    Foreclosed (5).......................................     1.5          1.0           1.0
                                                             ----         ----          ----
        Total............................................    12.0%        15.7%         15.3%
                                                             ====         ====          ====


Percentage of dollar amount of loans
  foreclosed to loans serviced (period end)(2)...........     1.2%         1.1%          1.5%
Number of loans foreclosed...............................     159          221(6)        560(6)
Principal amount of foreclosed loans.....................  $6,675      $14,349       $48,029
Net losses on foreclosed loans included
  in pools (7)...........................................  $  127      $   931       $ 5,470

Percentage of losses to average servicing
  portfolio..............................................     .03%         .09%          .24%
Liquidation loss reserve (8).............................  $3,371      $10,300       $43,586

(1) Delinquent loans are loans for which more than one payment is past due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company and any subservicers as of the end of the periods indicated. Percentages for fiscal year 1996 have not been restated to include delinquencies of loans originated by One Stop. The Company believes any such adjustment would not be material.

(3) At June 30, 1997, the dollar volume of loans delinquent more than 90 days in the Company's seven REMIC trusts formed during the period from December 1994 to June 1996 exceeded the permitted limit in the related pooling and servicing agreements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources;" and "--Risk Factors -- Delinquencies; Negative Impact on Cash Flow; Right to Terminate Mortgage Servicing".

(4) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(5) Represents properties acquired following a foreclosure sale and still serviced by the Company.

(6) The increase in the number of loans foreclosed and principal amount of loans foreclosed in 1997 relative to 1996 is due to the larger and more seasoned servicing portfolio.

(7) Represents losses net of gains on foreclosed properties in pools sold during the periods indicated.

(8) Represents period end reserves for future liquidation losses.

        The Company's servicing portfolio has grown over the periods presented. However, because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures.

COMPETITION

        The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks offering loan products that are substantially similar to the Company's loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by the Company and its competitors on the sale of subprime loans could attract additional competitors into this market. Additional competition may lower the rates the Company can charge borrowers and increase the price paid for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competition. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

        The Company believes its competitive strengths include: (i) its emphasis on customer service to attract borrowers; (ii) providing a high level of service to brokers and their customers; (iii) offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders; and (iv) the convenience of its retail and broker offices.

REGULATION

        The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Government Regulation."

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

EMPLOYEES

        At June 30, 1997, the Company employed 1,385 persons. The Company has satisfactory relations with its employees.

ITEM 2. PROPERTIES

        The executive and administrative offices of the Company are located at 350 S. Grand Avenue, Los Angeles, California, and consist of approximately 178,000 square feet. The lease on these premises extends through February 2012. The Company also continues to lease space at its former headquarters location at 3731 Wilshire Boulevard, Los Angeles, California, which it uses for its telemarketing operations. This lease expires in July 2000. The executive and administrative offices of One Stop are located at 200 Baker Street, Costa Mesa, California, and consist of approximately 19,544 square feet.
The lease on these premises extends through November 8, 1998.

        The Company and One Stop also lease space for their branch offices. These facilities aggregate approximately 178,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between 1997 and 2002, and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3. LEGAL PROCEEDINGS

        In September 1997, three purported class actions were filed against the Company and certain of its directors and officers. One case, filed in the Los Angeles Superior Court of the State of California (Polin, et al. v. Aames Financial Corporation, et al., Case No. BC177236), alleges violations of the California securities laws and the two other cases, filed in the United States District Court for the

Central District of California (Dauber, et al. v. Aames Financial Corporation, et al., Case No. 97-6714 and Plaut, et al. v. Aames Financial Corporation, et al., Case No. 97-6814), allege violations of the federal securities laws. In these cases, plaintiffs allege that the Company and certain of its directors and officers issued false and misleading statements regarding the Company's correspondent bulk purchase program. Plaintiffs further allege that such directors and officers sold shares of the Company's stock with knowledge of material non-public information concerning such program. In the California action, plaintiffs purport to represent a class of persons who purchased the Company's stock between January 29, 1997 and April 30, 1997. In the federal actions, plaintiffs purport to represent a class of persons who purchased the Company's stock between January 23, 1996 and April 30, 1997. In all three cases, plaintiffs seek unspecified compensatory damages, attorneys' fees and costs. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously.

        The Company is involved in litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of fiscal 1997 to a vote of the security holders of the Company.
                                            PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        In November 1995, the Company's common stock began trading under the symbol AAM on the New York Stock Exchange (NYSE). Prior to that time, the Company's common stock traded on the NASDAQ National Market under the symbol AAMS. The following table sets forth the range of high and low sale prices and per share cash dividends declared for the periods indicated. All share prices and cash dividends through February 21, 1997 have been adjusted to reflect the three-for-two stock split in the form of stock dividend effected on that date and the three-for-two stock split in the form of a stock dividend effected on May 17, 1996.

                                                                          CASH
                                                   HIGH        LOW      DIVIDEND
        FISCAL 1996*
               First Quarter...................   $13.000    $ 7.667     $.033
               Second Quarter..................    16.333     10.750      .033
               Third Quarter...................    16.750     10.833      .033
               Fourth Quarter..................    24.667     16.083      .033
        FISCAL 1997*
               First Quarter...................   $37.922    $20.750     $.033
               Second Quarter..................    39.328     22.500      .033
               Third Quarter...................    32.375     20.250      .033
               Fourth Quarter..................    20.500     10.750      .033

        ------------------------
        *  As reported by Bloomberg

        As of September 23, 1997, the Company had 190 stockholders of record. Since its initial public offering on December 3, 1991, the Company has consistently paid quarterly cash dividends on its common stock. The Company declared and subsequently paid an aggregate of $0.13 per share in dividends for the year ended June 30, 1997, representing approximately 21.4% of its net income for the period. The Board of Directors of the Company reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. Bank agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements. The Company's Indenture relating to its 9.125% Senior Notes due 2003 (the "Indenture") prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period; (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994, plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data for the Company for the five year period ended June 30, 1997 have been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein. Results of operations of the Company for the year ended June 30, 1997, reflect the Company's adoption of SFAS No. 125. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data gives pro forma effect to the acquisition of One Stop. See "Item 1. Business--One Stop Acquisition."

                                                       FISCAL YEAR ENDED JUNE 30,
                                                       --------------------------
                                           1993        1994       1995        1996        1997
                                           ----        ----       ----        ----        ----
                                              (Dollars in thousands except per share data)
STATEMENT OF INCOME DATA:
  Revenue:
    Gain on sale of loans.............    $ 3,791     $ 8,705    $25,438    $ 95,299    $198,736
    Net unrealized loss on valuation
      of interest-only strips.........                                                   (18,950)
    Commissions.......................     18,686      16,432     15,799      21,564      29,250
    Loan service......................      4,377       6,099      8,246      18,186      25,804
    Fees and other....................      4,762       5,595      7,940      15,215      37,679
                                          -------     -------    -------    --------    --------
        Total revenue.................     31,616      36,831     57,423     150,264     272,519
    Total expenses....................     23,260      27,848     40,272      97,965     239,012
                                          -------     -------    -------    --------    --------
    Income before income taxes........      8,356       8,983     17,151      52,299      33,507
    Provision for income taxes........      3,353       3,684      7,117      22,508      16,398
                                          -------     -------    -------    --------    --------
    Net income........................    $ 5,003     $ 5,299    $10,034    $ 29,791    $ 17,109
                                          =======     =======    =======    ========    ========
    Net income per share (fully diluted)  $  0.50     $  0.41    $  0.74    $   1.14    $   0.60
                                          =======    ========    =======    ========    ========
    Weighted average number of shares
      outstanding (in thousands)
      (fully diluted).................      9,935      13,127     13,532      27,248      34,516

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                   1993       1994       1995        1996         1997
                                                   ----       ----       ----        ----         ----
                                                       (Dollars in thousands except per share data)
CASH FLOW DATA:
    (Used in) operating activities               $ (1,490)  $(13,857)  $(43,375)  $ (241,073)  $ (280,073)
    (Used in) investing activities                   (489)      (870)      (988)      (5,885)      (8,865)
    Provided by (used in) financing activities     (1,522)    22,855     48,209      250,540      291,899
    Net increase (decrease) in cash and
      cash equivalents                             (3,501)     8,128      3,846        3,582        2,961
RATIOS AND OTHER DATA:
    Return on average common equity                    36%        18%        27%          28%          23%(5)
    Return on average managed receivables(1)          2.1%       1.6%       2.0%         3.0%          .8%
    Loans originated or purchased:
        Retail loans                             $122,200   $130,200   $148,200   $  220,900   $  436,900
        Broker network                                 --         --         --      319,800      741,000
        Correspondent loans                            --     19,700    206,800      628,200    1,170,000
                                                 --------   --------   --------   ----------   ----------
          Total                                  $122,200   $149,900   $355,000   $1,168,900   $2,347,900
                                                 ========   ========   ========   ==========   ==========
    Whole loans sold.........................          --         --         --   $  202,200   $    7,500
    Loans pooled and sold in the secondary
      market.................................    $ 52,500   $106,800   $316,600   $  791,300   $2,262,700
    Loans serviced (period end)..............    $262,100   $381,800   $608,700   $1,370,000   $3,174,000
    Weighted average commission rate on
      retail loan originations (2)                   14.0%      12.0%       9.4%         7.7%        4.9%
    Weighted average interest rate (2)               11.2%      10.3%      11.6%        11.3%       10.6%
    Weighted average initial combined
      loan-to-value ratio (2)(3):
      Retail loans...........................          51%        52%        55%          60%         67%
      Broker network.........................                     --         --           68%         71%
      Correspondent loan.....................          NM         NM         65%          66%         71%
    Number of retail loan offices
      (period end)...........................          24         27         32           48          56
    Number of One Stop branch offices
      (period end)...........................          --         --         --           25          37


                                                                     AT JUNE 30,
                                                                    -----------
                                                   1993       1994       1995         1996         1997
                                                   ----       ----       ----         ----         ----
BALANCE SHEET DATA:
  Cash and cash equivalents...........            $ 8,385   $ 16,513   $ 20,359     $ 23,941     $ 26,902
  Servicing assets (4)................              7,555     18,780     56,960      184,691      404,890
  Total assets........................             21,307     53,344    114,623      421,475      761,593
                                                  -------   --------   --------     --------     --------
  10.5% Senior Notes due 2002.........                 --         --     23,000       23,000       23,000
   9.125% Senior Notes due 2003                        --         --         --           --      150,000
   5.5% Convertible Subordinated Debentures
    due 2006..........................                 --         --         --      115,000      113,990
  Other long-term debt................                944      1,104        144           45           --
                                                  -------   --------   --------     --------     --------
        Total long-term debt..........                944      1,104     23,144      138,045      286,990
  Stockholders' equity................             15,850     31,669     80,047      133,429      268,354

------------
(1) Represents net income divided by the average servicing portfolio for the fiscal year.

(2) Computed on loans originated or purchased, as the case may be, during the period.

(3) The weighted average initial combined loan-to-value ratio is determined by dividing the sum of all loans secured by the junior or senior mortgages on the property by the appraised value at origination.

(4) Represents the sum of interest-only strips, residual assets and mortgage servicing rights. See Note 1 of Notes to Consolidated Financial Statements.

(5) Excludes nonrecurring charges of $32 million (pre-tax).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "management believes," "the Company believes" and similar words or phrases. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "--Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

        The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling and servicing home equity mortgage loans secured by single family residences. In late fiscal 1997, the Company began offering commercial loans on a limited basis which it plans to sell on a whole loan basis servicing released. The Company, upon its formation in 1991, acquired Aames Home Loan, a home equity lender founded in 1954.

        The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. The Company believes these borrowers continue to represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risk assumed. The mortgage loans originated and purchased by the Company, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness or to finance other consumer needs rather than to purchase homes.

        The Company originates and purchases loans on a nationwide basis through three production channels--retail, broker and correspondent. For the year ended June 30, 1997, the Company originated and purchased $2.35 billion of mortgage loans. The Company underwrites and appraises every loan it originates and generally re-underwrites and reviews appraisals on all loans it purchases. See "Item 1. Business--Mortgage Loan Production." The Company retains the servicing rights (collecting loan payments and managing borrower defaults) to substantially all of the loans it originates or purchases. At June 30, 1997, the Company had a servicing portfolio of $3.17 billion, of which 53% was subserviced by third parties. In fiscal 1997, the Company's servicing division implemented systems and personnel that will allow it to service directly substantially all of its servicing portfolio by the end of fiscal 1998. See "Item 1. Business--Loan Servicing."

        During fiscal 1997, the Company experienced a dramatic shift up the credit grade spectrum reflecting its previously announced strategic decision to diversify the loans it originates and purchases to include more of the higher credit grade loans. In fiscal 1997, of the total loans originated and purchased by the Company, 82% were A, A-, B and C credit grade loans and 18% were C- and D credit grade loans, compared to 66% and 34%, respectively, in fiscal 1996. This diversification was accomplished primarily through the acquisition of One Stop in August 1996, which focuses on the higher credit grade spectrum, the decreasing of C- and D originations in certain non-judicial foreclosure states and the adoption of pricing structures by credit grade in the correspondent and retail divisions.

        As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans to third party investors in securitization transactions. These transactions enhance profitability, maximize liquidity and reduce the Company's exposure to fluctuations in interests rates. The Company securitized and sold in the secondary market $317 million, $791 million and $2.26 billion of loan in the fiscal years ended June 30, 1995, 1996 and 1997, respectively. See "Item 1. Business-- Securitization of Loans."

        The Company has experienced significant growth in the last three years. Management believes that this growth is primarily attributable to (i) the Company's geographic expansion of its retail loan office network from 21 offices in California at July 1, 1993 to 58 offices located in 25 states at August 31, 1997, (ii) the Company's acquisition of One Stop, (iii) the commencement of the Company's correspondent program in fiscal 1994, (iv) the Company's ability to complete mortgage loan securitizations on a quarterly basis, (v) the Company's increased access to warehouse and other credit facilities over this period, and
(vi) the Company's ability to effect additional debt and equity financings over this period, which in the aggregate raised net proceeds of approximately $279 million and $179 million, respectively. The Company has managed its growth by employing experienced senior management, regularly monitoring its underwriting guidelines, strengthening quality control procedures and enhancing technology.

        In June 1997, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation to develop a means to maximize opportunities for the Company and its stockholders. These opportunities include remaining independent and continuing to grow internally and through acquisition, or selling the Company or entering into a business combination transaction. While the Company is in discussions concerning a possible business combination, it also believes the profit-enhancing steps taken in the fourth quarter create a strong foundation upon which to remain independent and continue to grow its production channels and servicing platform. See "-- Revenue."

CERTAIN ACCOUNTING CONSIDERATIONS

        As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans in securitization transactions. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The gain on sale of loans (net of the unrealized gain or loss on valuation of interest-only strips) represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently 0.50%) and a monoline insurance fee, if any. The gain on sale of loans provides the basis for the calculation of the interest-only strips, which are recorded as an asset on the Company's consolidated balance sheet. The interest-only strips represent the present value of the future cash flows, adjusted for the provision for loan losses. The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include the following: (i) rate of prepayment;
(ii) discount rate used to calculate present value; and (iii) the provision for credit losses on loans sold. There can be no assurance of the accuracy of management's estimates.

        Rate of Prepayment. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate) and industry data. The rate of prepayment may be affected by a variety of economic and other factors, including the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization. Generally, a declining interest rate environment will encourage prepayments. Lower credit grade loans tend to be more payment and less interest rate sensitive than higher credit grade loans. The valuation adjustment recorded in the fourth quarter of fiscal 1997 was due to the continued acceleration of prepayment rates of adjustable rate loans included in the Company's earlier pools. For fiscal 1996 and 1997, prepayment rates used in the valuation of the interest-only strips ranged from 22.0% to 25.5% and 23.5% to 38.3%, respectively. These rates represent a weighted average loan life of approximately 2.8 to 4.3 years and 2.6 to 3.9 years for fiscal 1996 and 1997, respectively. See "-- Revenue" and "-- Risk Factors -- Prepayment and Credit Risk."

        Discount Rate. In order to determine the present value of the cash flow from the interest-only strips, the Company discounts the cash flows based upon rates prevalent in the market. See Note 3 to Notes to Consolidated Financial Statements.

        Provision for credit losses on loans sold. In determining the provision for credit losses on loans sold, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations and the loan-to-value ratios of the loans included in the current securitizations. At June 30, 1997, the Company had reserves of $43.6 million related to these credit risks, or 1.6% of the outstanding balance of loans securitized as of that date. Cumulative net losses to date from the Company's securitization transactions since June 1992 have totaled $6.49 million. Losses ranged from .03% to .24% of the average servicing portfolio for the fiscal years ended June 1995, 1996 and 1997. The weighted average loan-to-value ratio of the loans serviced by the Company was 68% as of June 30, 1997.

        The interest-only strips are amortized over the expected lives of the related loans and a corresponding reduction in servicing fee income is recorded. On a quarterly basis, the Company reviews the fair value of the interest-only strips by analyzing its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry. See "-- Risk Factors -- Prepayment and Credit Risk." The interest-only strips are marked to market through a charge to earnings. See "-- Revenue."

        Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of capitalized servicing fees receivable. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. The Company generally makes loans to credit-impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. As such, the Company does not consider interest rate a predominant risk characteristic for purposes of valuation. As the Company increases the amount of higher credit grade loans it originates and purchases, it may find that interest rate sensitivity among its borrower base also increases.

        The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") effective January 1, 1997. The adoption of SFAS 125 did not have a material effect on the Company's results of operations for the year ended June 30, 1997. As a result of the adoption of FAS 125, the Company records amounts previously categorized as "Excess servicing gains" in the Consolidated Statements of Income as "Gain on sale of loans." Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as "Excess servicing receivable" as an investment security called "Interest-only strips." The Company has classified this asset as a trading security and, through June 30, 1997, recorded a mark-to-market loss of $19.0 million on this security consisting of a $9.05 million gain on securitizations completed since March 1997 and a $28 million loss on securitizations recorded prior to March 1997. SFAS 125 requires that this mark-to-market adjustment be reported separately from "Gain on sale of loans" and the adjustment has been labeled "Net unrealized loss on valuation of interest-only strips" in the Consolidated Statements of Income.

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

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required. SFAS 129 is effective for financial periods beginning after December 15, 1997.

        In October 1995, the FASB released SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes methods of accounting for stock-based compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 123 in fiscal year 1997. The adoption of SFAS 123 did not have a material effect on the financial position of the Company.

RESULTS OF OPERATIONS -- FISCAL YEARS 1995, 1996 AND 1997

        The following table sets forth information regarding the components of the Company's revenue and expenses in fiscal 1995, 1996 and 1997:

                                             1995                      1996                      1997
                                     ----------------------   ----------------------     --------------------
                                                              (Dollars in thousands)

                                     Dollars     Percentage    Dollars     Percentage    Dollars   Percentage
                                     -------     ----------    -------     ----------    -------   ----------
Revenue:
  Gain on sale of loans........      $ 25,438       44.3%      $ 95,299       63.4%      $198,736     72.9%
  Net unrealized loss on valuation
    of interest-only strips                --         --             --         --        (18,950)    (6.9)
  Commissions...................       15,799       27.5         21,564       14.4         29,250     10.7
  Loan Service:
    Servicing spread............        4,399        7.7         12,667        8.4         16,265      6.0
    Prepayment fees.............        1,974        3.4          3,229        2.1          5,815      2.1
    Late charges and
     other servicing fees               1,873        3.3          2,290        1.5          3,724      1.4
  Fees and other:
    Closing.....................        2,077        3.6          2,512        1.7          2,723      1.0
    Appraisal...................          988        1.7          1,167        0.8          1,854      0.7
    Underwriting................        1,091        1.9          1,600        1.1          1,382      0.5
    Interest income.............        2,339        4.1          9,127        6.1         31,160     11.4
    Other.......................        1,445        2.5            809        0.5            560      0.2
                                     --------      -----       --------      -----       --------    -----
        Total revenue...........     $ 57,423      100.0%      $150,264      100.0%      $272,519    100.0%
                                     ========      =====       ========      =====       ========    =====
Expenses:
    Compensation and
      related expenses..........     $ 17,610       30.7%      $ 40,758       27.1%      $ 81,021     29.7%
    Sales and
      advertising costs.........        9,906       17.2         19,036       12.7         27,229     10.0
    General and administrative
      expenses..................        7,067       12.3         17,377       11.6         31,716     11.6
    Interest expense............        3,205        5.6         12,370        8.2         33,105     12.2
    Provision for loan losses           2,484        4.3          8,424        5.6         33,941     12.5
    Nonrecurring charges                   --         --             --         --         32,000     11.7
                                     --------      -----       --------      -----       --------    -----
        Total expenses.........       $40,272       70.1%      $ 97,965       65.2%      $239,012     87.7%
                                     ========      =====       ========      =====       ========    =====

Income before income taxes             17,151       29.9         52,299       34.8         33,507     12.3
Income taxes....................        7,117       12.4         22,508       15.0         16,398      6.0
                                     --------      -----       --------      -----       --------    -----
        Net income..............     $ 10,034       17.5%      $ 29,791       19.8%      $ 17,109      6.3%
                                     ========      =====       ========      =====       ========    =====

REVENUE

        Total revenue for fiscal 1997 increased $122 million, or 81%, from total revenue for fiscal 1996 which, in turn, increased $92.8 million, or 162%, over total revenue in fiscal 1995. The 1997 revenue includes a net unrealized loss on the valuation of the Company's interest-only strips (see below). Increases in total revenue for these periods were primarily the result of higher gain on sale and loan service revenue resulting from increased volumes of mortgage loans originated and purchased by the Company and securitized and sold. The Company originated and purchased $355 million, $1.17 billion and $2.35 billion of mortgage loans during fiscal 1995, 1996 and 1997, respectively. The substantial increase from 1995 to 1996 was primarily the result of the increase in loans purchased through the Company's correspondent loan division and, to a lesser extent, the national expansion of the Company's retail division. The substantial increase in 1997 over 1996 was due primarily to the increase in loans purchased through the Company's correspondent loan division, loans originated through the independent mortgage broker network and, to a lesser extent, the further expansion of the retail network.

        Gain on sale increased by $84.5 million, or 89%, in fiscal 1997 compared to fiscal 1996 and $69.9 million, or 275%, in fiscal 1996 compared to fiscal 1995. These increases resulted primarily from the greater size of the mortgage loan pools securitized and sold by the Company and, in fiscal 1996, increased servicing spreads and the recognition of mortgage servicing rights pursuant to SFAS 122 (see "--Certain Accounting Considerations"). The Company securitized and sold $317 million, $791 million and $2.26 billion of loans during fiscal 1995, 1996 and 1997, respectively. The weighted average servicing spread (the weighted average interest rate on the pool of loans sold over the sum of the investor pass-through or bond rate and the monoline insurance fee, if any) on loans securitized and sold during these periods was 3.91%, 4.93% and 4.16% for fiscal 1995, 1996 and 1997, respectively. The lower weighted average servicing spread in 1997 reflected a decrease in weighted average interest rates on pooled loans due primarily to the higher percentage of higher credit grade loans included in the loans securitized during the year and, to a lesser degree, increased pass-through or bond rates due to the current interest rate environment. The larger percentage of higher credit grade loans included in the loans securitized during fiscal 1997 reflects the Company's previously announced diversification of its loan originations and purchases to include more A, A-, B and C credit grade loans. In addition, in the fourth quarter, the Company increased the prepayment rate assumption used to record the gain on sale, thereby reducing the total amount of gain recorded in the fourth quarter securitization.

        The $19.0 million net unrealized loss on the valuation of the Company's interest-only strips in fiscal 1997 resulted from the Company's quarterly review of that asset to determine its current fair market value. The Company determines the fair market value of the interest-only strips, in part, by applying management's expectations as to future prepayment rates to the present value of the future cash flows from prior securitizations. In conjunction with its bulk pricing strategy change in the fourth quarter of fiscal 1997, management revised its expectations as to future prepayment rates based primarily on the continued acceleration of prepayment rates in adjustable rate loans included in some of the Company's earlier pools. As a result, the Company recorded a $28 million loss adjustment which is included in the $19 million unrealized loss on the Company's interest-only strips. See "--Certain Accounting Considerations" and "Item 1. Business -- Recent Events."

        Commissions earned on loan originations continue to be an important component of total revenue, although to a lesser degree than in prior years, comprising 28%, 14% and 11% of total revenue in fiscal 1995, 1996 and 1997, respectively. Commissions increased $7.69 million, or 36%, in fiscal 1997 compared to fiscal 1996, and increased $5.77 million, or 36%, in fiscal year 1996 compared to fiscal 1995. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network and the weighted average commission rate charged on such loans. The increase in commissions in fiscal year 1997 was a result of increased origination volume, offsetting a decline in weighted average commission rate. The weighted average commission rate was 9.4%, 7.7% and 4.9% during fiscal 1995, 1996 and 1997, respectively. The lower weighted average commission rate in 1997 reflected the increase of higher credit grade loans originated through the Company's retail loan office network, which generally carry lower commission rates, and competitive factors. Commissions do not include $1.0 million and $1.18 million of commissions on loans which were held for sale as of June 30, 1996 and 1997, respectively.

        Loan service revenue increased $7.62 million, or 42%, in fiscal 1997 compared to fiscal 1996 and $9.94 million, or 121%, in fiscal 1996 compared to fiscal 1995. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by the amortization of the interest-only strips. The increases in fiscal 1997 and 1996 were due primarily to the greater size of the portfolio of loans serviced in each of these periods offset by increased amortization of the interest-only strips. The Company's loan servicing portfolio increased to $3.17 billion at June 30, 1997, up 131% from the June 30, 1996 balance of $1.37 billion which, in turn, increased 125% over the June 30, 1995 balance. At June 30, 1997, 53% of the Company's servicing portfolio was subserviced by third parties. In fiscal 1998, the Company intends to service directly substantially all the loans in its servicing portfolio. Management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing.

        Fees and other revenue increased by $22.5 million, or 148%, in fiscal 1997 compared to fiscal 1996 and increased $7.28 million, or 92%, in fiscal 1996 compared to fiscal 1995. Fees and other revenue consist of fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees, plus interest income. The dollar amount of these fees increased in each of the years presented due to the larger number of mortgage loans originated through the Company's retail loan office network during the respective periods. Interest income increased in fiscal 1997 and 1996 due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company.

EXPENSES

        Compensation and related expenses increased $40.3 million, or 99%, in fiscal 1997 compared to fiscal 1996. This increase was primarily due to the continued effort to accommodate increased origination volumes and origination channel expansion. Compensation and related expenses as a percentage of total loan originations and purchases were 5.0%, 3.5% and 3.5% for fiscal 1995, 1996 and 1997, respectively.

        Sales and advertising costs increased $8.19 million, or 43%, in fiscal 1997 compared to fiscal 1996 and $9.13 million, or 92%, in fiscal 1996 compared to fiscal 1995. This increase was primarily due to increased origination volume and continued expansion into new geographical areas requiring concentrated marketing efforts. Sales and advertising costs as a percentage of origination volume were 2.8%, 1.6% and 1.2% for fiscal 1995, 1996 and 1997, respectively.

        General and administrative expenses increased $14.3 million, or 83%, in fiscal 1997 compared to fiscal 1996 and $10.3 million, or 146%, in fiscal 1996 compared to fiscal 1995. These increases were primarily the result of increased occupancy and communication costs related to the Company's expansion and increased origination volumes.

        Interest expense increased to $33.1 million in fiscal 1997 compared to $12.4 million in fiscal 1996 and $3.2 million in fiscal 1995. The increase was primarily the result of increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization and sale in the secondary market and as a result of the Company's sale of $115 million of its 5.5% Convertible Subordinated Debentures due 2006 in the third quarter of fiscal 1996 and $150 million of its 9.125% Senior Notes due 2003 in the second quarter of fiscal 1997. Interest expense is expected to increase in future periods due to the Company's continued reliance on warehousing arrangements to fund increased originations and purchases of loans pending their securitization.

        The provision for loan losses for fiscal 1997 increased to $33.9 million, up 303% when compared to fiscal 1996. The provision for loan losses represents 1.50% of the loans securitized during fiscal 1997 compared to 1.06% of the loans securitized during fiscal 1996. This increase reflects the greater amount of higher credit grade loans with generally higher loan-to-value ratios originated during fiscal 1997.

        In fiscal 1997, the Company incurred $32.0 million of nonrecurring charges. Approximately $25 million of these charges were recognized in August 1996 directly related to the acquisition of One Stop. The remaining amount relates to a reserve for vacating corporate headquarters recorded in the first quarter and to severance and other strategic decisions made in the fourth quarter.

INCOME TAXES

        The Company's provision for income taxes decreased to $16.4 million in fiscal 1997 from $22.5 million in fiscal 1996 and increased from $7.1 million in fiscal 1995, primarily as a result of the fluctuation in pre-tax income after consideration of the tax impact of nonrecurring charges.

FINANCIAL CONDITION

        Loans held for sale. The Company's portfolio of loans held for sale increased to $243 million at June 30, 1997 from $186 million at June 30, 1996. This increase is directly related to production volume and the size of the Company's securitizations. In the quarter ended June 30, 1997, the Company securitized only $500 million of its $644 million of loan production, increasing the amount of loans carried over to the first quarter of fiscal 1998 to $243 million. This represents an increase in loan carryover of approximately $136 million, or 127%, over the third fiscal quarter's carryover amount. Management believes the increase in the carryover amount will provide the Company with additional cash flows, efficiencies and flexibility in the future.

        Accounts receivable. Accounts receivable representing servicing fees and advances and other receivables, increased from $9.7 million at June 30, 1996 to $59.2 million at June 30, 1997. This increase was primarily the result of larger pools serviced and increases in related advances and receivables.

        Interest-only strips. Interest-only strips increased from $129 million at June 30, 1996 to $270 million at June 30, 1997 reflecting the increased size of the Company's securitizations during 1997.
See "-- Certain Accounting Considerations."

        Mortgage servicing rights. Mortgage servicing rights increased from $10.9 million at June 30, 1996 to $21.6 million at June 30, 1997 reflecting the increased size of the Company's securitizations during 1997. See "-- Certain Accounting Considerations."

        Residual assets. Residual assets represent the reserve accounts and overcollateralization amounts required to be maintained in connection with the securitization of loans. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior and subordinated certificates or bonds of the securitization trusts. Residual assets increased from $44.7 million at June 30, 1996 to $113 million at June 30, 1997 due to the size of the Company's recent securitizations.

        Equipment and improvements, net. Primarily as a result of the Company's expansion and the associated investment in technology, equipment and improvements, net, increased from $6.7 million at June 30, 1996 to $12.7 million at June 30, 1997.

        Prepaid and other assets. Prepaid and other assets increased from $10.3 million at June 30, 1996 to $14.9 million at June 30, 1997 primarily as a result of the capitalization, net of amortization, of debt issuance costs related to the issuance of the Company's 9.125% Senior Notes due 2003.

        Borrowings. Borrowings increased from $138 million at June 30, 1996 to $287 million at June 30, 1997. This increase was the result of the sale in October 1996 of $150 million of the Company's 9.125% Senior Notes due 2003.

        Revolving warehouse facilities. Amounts outstanding under warehouse facilities increased from $112 million at June 30, 1996 to $138 million at June 30, 1997 primarily as a result of the larger amount of loans held for sale at such dates. Proceeds from the Company's securitizations are used to pay down the Company's warehouse facilities.

LIQUIDITY

        The Company's operations require continued access to short-term and long-term sources of cash. The Company's operating cash requirements include the funding of: (i) mortgage loan originations and purchases prior to their securitization and sale, (ii) fees and expenses incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of mortgage loans, (iv) tax payments due on recognition of gain on sale other than in a debt-for-tax securitization structure (see below), (v) ongoing administrative and other operating expenses, and (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness.

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

        The Company is continuing efforts to enhance cash flow with the ultimate goal of reducing dependence on external sources. Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The Company expects to continue to fund its negative operating cash flows, subject to limitations under the Company's existing credit facilities, principally from borrowings from financial institutions and, to a lesser extent, sales of equity securities and public debt. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. The Company anticipates that its sources of liquidity, assuming access to residual financing, will be sufficient to fund the Company's liquidity requirements for the next 12 months, if the Company's future operations are consistent with management's current growth expectations. There can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable. Further, primarily as a result of the events described under "Item 1. Business -- Recent Events," certain rating agencies have placed certain issues of the Company's debt under credit watch. This may affect the ability of the Company to secure credit facilities on favorable terms. See "--Capital Resources" and "Item
1. Business "--Recent Events" and "--Business Strategy."

        Under the terms of the Indenture, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual financing the Company may incur on its residuals (interest-only strips) allocable to post-September 1996 securitizations is limited to 75% of the difference between such post-September 1996 residuals and $225 million. Warehouse indebtedness is not included in the indebtedness limitations.

        New loan originations and purchases represent the Company's most significant cash flow requirement. The Company pays a premium on loans purchased through its correspondent program and on loans purchased from independent mortgage brokers. The amount of cash used to pay premiums approximated $76.9 million in 1997 and $33.7 million in 1996. This increase is primarily related to the increase in the amount of loans purchased in bulk through the correspondent program and, to a lesser extent, the higher premiums paid per loan. See "Item 1. Business -- Recent Events."

        The Company securitized and sold in the secondary market $317 million, $791 million and $2.26 billion of loans in fiscal 1995, 1996 and 1997, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts, or to repay the senior interests in order to increase overcollateralization to specified maximums. The accumulated amounts of such overcollateralization amounts and cash reserve accounts are reflected on the Company's balance sheet as "residual assets." At June 30, 1997, the residual assets balance was $113 million.

        In addition, the increasing use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of gain on sale of loans recognized by the Company. During fiscal 1995, 1996 and 1997, the Company recognized gain on sale of loans in the amounts of $25.4 million, $95.3 million and $199 million, respectively. In addition, the Company recognized $19.0 million in net unrealized loss on valuation of interest-only strips in accordance with SFAS 125 implemented in the quarter ended March 31, 1997. In the Company's securitizations structured as a REMIC, the recognition of gain on sale had a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the related service fees are collected and applicable reserve or overcollateralization requirements are met. In its operations, the Company employs various tax planning strategies, including the debt-for-tax structure, which allows the Company to defer the payment of taxes until income is distributed or received by the trust. In March 1997, the Company completed its first securitization using the debt-for-tax structure. This had a positive effect on the Company's cash flows without materially changing the reported earnings.

        The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedging and other costs, which in fiscal 1997 approximated .62% of the principal amount of the securitized mortgage loans.

CAPITAL RESOURCES

        The Company finances its operating cash requirements primarily through
(i) warehouse facilities, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities.

        Warehouse Facilities. At June 30, 1997, the Company had two warehouse facilities in place. On January 15, 1997, the Company amended and restated its warehouse and working capital line of credit with a syndicate of eight commercial banks. The facility provides for a maximum borrowing amount of $350 million, is secured by loans originated and purchased by the Company as well as certain servicing receivables, and bears an interest rate of either 1.05% over the federal funds rate or .80% over one-month LIBOR. This line is currently scheduled to expire on January 13, 1998 and is subject to renewal. There is an additional warehouse line of credit from an investment bank that is secured by loans originated and purchased by the Company. This line of $250 million bears interest at a rate of 0.70% over one-month LIBOR and expires on December 30, 1997. The Company has a commitment from an investment bank for a warehouse facility with a maximum borrowing amount of $400 million. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future. See "-- Risk Factors -- Dependence on Funding Sources."

        Securitization Program. The Company's most important capital resource has been its ability to sell loans originated and purchased by it in the secondary market in order to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to securitize and sell loans for acceptable prices within a reasonable period of time. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. A reduction in the size of the secondary market for loans of the types originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's profitability and ability to fund future originations and purchases. See "-- Risk Factors--Dependence on Funding Sources."

        In addition, in order to gain access to the secondary market, the Company has principally utilized monoline insurance companies to provide financial guarantee insurance on senior interests in the securitization trusts established by the Company. Although the Company completed its first securitization utilizing a senior/subordinated structure in June 1997, which relied on the internal credit enhancements of the pool rather than monoline insurance, the Company expects to utilize monoline insurance companies for at least a portion of its future securitizations. Any substantial reduction in the size or availability of the secondary market for the Company's loans or the unwillingness of monoline insurance companies to provide financial guarantee insurance for the senior interests in the securitization trusts could have a material adverse effect on the Company's financial position and results of operations. At June 30, 1997, the dollar volume of loans delinquent more than 90 days on the Company's seven securitization trusts formed during the period from December 1994 to June 1996 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates could negatively affect the Company's cash flows and adversely influence the Company's assumptions underlying the gain on sale. Additionally, the higher delinquency rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trust. To date, no servicing rights have been terminated, and the Company believes that the likelihood of such an event is remote. The Company has implemented various plans to lower the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. However, the Company has not yet experienced the benefit of the migration of credit grades to levels with lower expected delinquency. Further, the monoline insurance companies agreed to higher permitted delinquency limits in the five securitizations completed in fiscal year 1997. See "-- Risk Factors
- Delinquencies; Negative Impact on Cash Flow; Right to Terminate Mortgage Servicing."

        Other Capital Resources. The Company has funded negative cash flow primarily from the sale of its equity and debt securities. In December 1991, July 1993, June 1995 and October 1996, the Company effected offerings of its Common Stock with net proceeds to the Company aggregating $179 million. In
March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters." At June 30, 1997, the Company had available $5.1 million for the payment of such distributions under the most restrictive of such covenants.

        The Company had cash and cash equivalents of approximately $26.9 million (of which $12.9 million was restricted) at June 30, 1997. See "-- Risk Factors - Negative Cash Flow and Capital Needs."

RISK MANAGEMENT

        The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company securitizations. The Company currently hedges its fixed rate pipeline and continues to explore other avenues of risk mitigation, although none have been employed to date. The current fixed rate hedge products utilized are swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The amount and timing of hedging transactions are determined by members of the Company's senior management. While the Company monitors the interest rate environment and employs fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

        The Company may also mitigate its exposure to interest rate risk through a pre-funding strategy in which it agrees to sell loans to the securitization trust in the future at an agreed-upon price. The pre-funding locks in the price agreed upon with investors on the pricing date (typically five business days prior to the closing date of the securitization) for a period of generally 30 days. In a pre-funding arrangement, the Company typically delivers approximately 75% of the loans sold at the closing and the remainder generally within 30 days after the closing.

RISK FACTORS

        Forward Looking Statements. This Report contains forward looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectation expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: negative cash flows and capital needs, delinquencies, prepayment and credit risk, risks of contracted servicing, dependence on funding sources, capitalized interest-only strips, recent acquisition of One Stop, dependence on broker network, impact of increases in correspondent pricing, risks associated with high loan-to-value loan products, competition, concentration of operations, timing of loan sales, economic conditions, contingent risks and government regulation. These risk factors are set forth below.

        Negative Cash Flow and Capital Needs. In a securitization, the Company recognizes a gain on sale of the loans securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the excess cash flow, which in general is payable over the actual life of the loans securitized. The Company incurs significant expense in connection with a securitization and generally incurs both current and deferred tax liabilities as a result of the gain on sale. Net cash used in operating activities for fiscal 1995, 1996 and 1997 was $43.4 million, $241 million and $280 million, respectively. Therefore, the Company requires continued access to short- and long-term external sources of cash to fund its operations. The Company expects to continue to operate on a negative cash flow basis as the volume of the Company's loan purchases and originations increases and its securitization program grows. However, the Company is continuing efforts to enhance cash flow with the ultimate goal of reducing dependence on external sources. The Company's primary cash requirements include the funding of: (i) mortgage loan originations and purchases pending their securitization and sale;
(ii) fees and expenses incurred in connection with the securitization of loans;
(iii) reserve account or overcollateralization requirements in connection with the securitization and sale of the loans; (iv) tax payments due on recognition of gain on sale, other than in a debt-for-tax securitization structure; (v) ongoing administrative and other operating expenses; and (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness.

        The Company's primary sources of liquidity in the future are expected to be existing cash, fundings under warehouse facilities, access to residual financing, sales of mortgage loans through securitizations, whole loan sales and further issuances of debt or equity. See "--Liquidity" and "--Capital Resources."

        The Company's primary sources of liquidity as described in the paragraph above are expected to be sufficient to fund the Company's liquidity requirements through at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. However, because the Company expects to continue to operate on a negative cash flow basis for the foreseeable future, it may need to effect additional debt or equity financings. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to the favorableness of the terms on which such sources may be available. As a result of the limitations described above, the Company may be restricted in the amount and type of future debt it may issue.

        Delinquencies; Negative Impact on Cash Flow; Right to Terminate Mortgage Servicing. A substantial majority of the Company's servicing portfolio consists of loans securitized by the Company and sold to REMIC or owner trusts. Generally, the form of agreement entered into in connection with these securitizations contains specified limits on the 90-day (or 60-day, in the case of the senior/ subordinated securitization structure) delinquency rate (including properties acquired upon foreclosure and not sold) prevailing on the loans included in each trust. If, at any measuring date, the 90-day delinquency rate with respect to any trust credit-enhanced by monoline insurance were to exceed the limit applicable to such trust, provisions of the agreements permit the monoline insurance company to terminate the Company's servicing rights to the pool as more fully described below. In addition, high delinquency rates have a negative impact on cash flow.

        At June 30, 1997, seven of the Company's trusts credit-enhanced by monoline insurance (representing 20.5% of the dollar volume of the Company's servicing portfolio) exceeded the applicable 90-day delinquency standard. These seven trusts were formed during the period from December 1994 to June 1996. At June 30, 1997, the 90-day delinquency rate on these seven trusts ranged from 15.2% to 36.2% of the remaining pool balance. The Company believes that the high delinquency rates it has experienced are primarily due to the higher proportion of lower credit grade loans ("C-" and "D" loans) included in these pools and the seasoning of the portfolio. However, the Company believes its historical loan losses have been below those experienced by most other lenders to credit-impaired borrowers as a result of the lower initial combined loan-to-value ratios which it requires on its lower credit grade loans. At June 30, 1997, the weighted average of the initial combined loan-to-value ratio on loans in the seven trusts was 65.0%.

        Although the monoline insurance company has the right to terminate servicing with respect to the seven trusts referred to above, no servicing rights have been terminated. There can be no assurance that the Company's servicing rights with respect to the mortgage loans in such trusts, or any other trust which exceeds the specified limits in future periods, will not be terminated. The monoline insurance company has other rights to terminate servicing if the Company were to breach its obligations under the agreement, losses on foreclosure were to exceed specified limits, the insurance company were required to make payments under its policy or certain bankruptcy or insolvency events were to occur. None of these events has occurred with respect to any of the trusts formed by the Company.

        The Company implemented a variety of measures designed to reduce delinquency rates on loans included in securitizations in future periods, including the implementation of new procedures designed to shorten the time required to transfer servicing on loans purchased through the Company's correspondent program and the elimination of its loan program which has experienced the highest delinquency rates. In addition, as a result of the expansion of the Company's loan production capacity, including the acquisition of One Stop, the proportion of higher credit grade loans originated or purchased by the Company is increasing. The Company expects that the combined effect of these developments will have a positive impact on delinquency rates experienced in trusts formed by the Company in future periods, although average combined loan-to-value ratios are likely to increase. Despite the Company's migration to higher credit grades loans, it has not yet experienced the benefit of lower expected delinquencies. Further, delinquency rates and losses on the Company's existing trusts and future trusts could increase. Although the trust formed by the Company in September 1996 had delinquency rates at June 30, 1997 within expectations and below the applicable 90-day delinquency standard (which were raised to 13.5% with respect to the June 1996 trust and 17% with respect to the trusts formed since that date), the loans included in this trust were originated or purchased prior to these developments and have been outstanding for a relatively short period of time and there can be no assurance that delinquency rates on this trust will not increase in future periods.

        The Company's cash flow is also adversely impacted by high delinquency rates in its trusts. Generally, provisions in the agreement have the effect of requiring the overcollateralization account, which is funded primarily by the excess spread on the loans held in the trust, to be increased when the delinquency rates exceed the specified limit. As of June 30, 1997, the Company was required to maintain an additional $19.5 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 1997, $7.96 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts. If delinquencies continue at this level, the overcollateralization requirement will increase in the future. Loss rates also could affect the Company's ability to effect securitizations in the capital markets.

        Prepayment and Credit Risk. Gain on sale is the most significant component of the Company's reported revenues. Gain on sale represents the recognition of the present value of the excess cash flow, which is based on certain estimates made by management at the time loans are sold, including estimates regarding prepayment rates. The rate of prepayment of loans may be affected by a variety of economic and other factors, as discussed above. The effects of these factors may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historic performance of the Company's loans and other considerations. There can be no assurance of the accuracy of management's estimates. If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the interest-only strips may have to be adjusted through a charge to earnings in the period of adjustment. See "-- Revenue."

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

        Generally, the Company's higher credit grade loans have higher loan-to-value ratios than its lower credit grade loans. In such cases, the collateral of such loans may not be sufficient to cover the principal amount of the loans in the event of default. Losses not covered by the underlying properties, if in excess of the Company's provision for such losses, could have a material adverse effect on the Company's results of operations and financial condition. In addition, historical loss rates affect the assumptions used by the Company in computing its gain on sale. See " -- Revenue."

        Risks of Contracted Servicing. At June 30, 1997, the Company's subservicing arrangements accounted for approximately 53% of the Company's $3.17 billion servicing portfolio at June 30, 1997. The Company is subject to risks associated with inadequate or untimely service rendered by subservicers. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. Any failure by a subservicer to provide adequate or timely service could result in higher delinquency rates and foreclosure losses on the portfolio of loans. The Company intends to service directly substantially all loans in its servicing portfolio commencing in fiscal 1998 (regardless of the location of the mortgaged property). The transfer of servicing files could lead to temporary disruptions in servicing. To the extent the Company terminates its subservicing arrangements, the Company would be required to pay a termination fee.

        Dependence on Funding Sources. The Company is dependent upon its access to warehouse and other credit facilities in order to fund new originations and purchases of mortgage loans pending securitization. At June 30, 1997, the Company had warehouse facilities with certain financial institutions and investment banks with aggregate borrowing capacity of $600 million and a commitment from an investment bank for a $400 million facility. The Company's warehouse facilities expire between December 1997 and January 1998. In addition, the Company's growth strategies will require significant increases in the amount of the Company's warehouse and other credit facilities. The Company is currently negotiating with various investment banks to obtain additional warehouse facilities. There can be no assurance that the Company will be able to secure such financing on affordable terms, or at all. The Company expects to be able to maintain existing warehouse and other credit facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to extend or replace existing facilities, and arrange new warehouse or other credit facilities, the Company may have to curtail loan origination and purchasing activities, which would have a material adverse effect on the Company's financial position and results of operations. Further, principally as a result of the events described under "Item 1. Business -- Recent Events," certain rating agencies have placed certain issues of the Company's debt under credit watch. This may affect the ability of the Company to secure credit facilities on favorable terms.

        The Company relies on its ability to securitize and sell its mortgage loans in the secondary market in order to generate cash proceeds for repayment of its warehouse facilities. Accordingly, adverse changes in the Company's securitization program or in the secondary mortgage market could impair the Company's ability to originate, purchase and sell mortgage loans on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's financial position and results of operations. In addition, in order to gain access to the secondary market, the Company has utilized monoline insurance companies to provide financial guarantee insurance on the senior interests in loans sold in the secondary market in order to obtain ratings for such interests. Although the Company completed its first securitization utilizing a senior/ subordinated structure in June 1997, which relied on the internal credit enhancements of the pool rather than monoline insurance, the Company expects to utilize monoline insurance companies for at least a portion of its future securitizations. Any substantial reduction in the size or availability of the secondary market of the Company's loans, or the unwillingness of the monoline insurance companies to provide financial guarantee insurance for the senior interests in loans sold in the secondary market, or other accounting, tax or regulatory changes adversely affecting the Company's securitization program, could have a material adverse effect on the Company's financial position and results of operations.

        Capitalized Interest-only strips; Mortgage Servicing Rights. The majority of the Company's revenue is recognized as gain on sale (net of unrealized gain or loss on valuation of interest-only strips), which represents, over the estimated life of the loans, the present value of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently 0.50%) and a monoline insurance fee, if any. The gain on sale of loans provides the basis for the calculation of the interest-only strips, which is recorded as an asset on the Company's consolidated balance sheet. The interest-only strips represents the present value of the future cash flows, adjusted for the provision for loan losses. The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold.

        The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations). The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate) and industry data. The rate of prepayment may be affected by a variety of economic and other factors, including the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization. Generally, a declining interest rate environment will encourage prepayments. Lower credit grade loans tend to be more payment sensitive and less interest rate sensitive than higher credit grade loans.

        In determining the adjustment for credit risk for a particular securitization, the Company utilizes assumptions that it believes are reasonable based on the information on its prior securitizations and the loan-to-value ratios of the loans included in the current securitizations. At June 30, 1997, the Company had reserves of $43.6 million related to these credit risks, or 1.6% of the outstanding balance of loans securitized as of that date. Cumulative losses to date from the Company's securitization transactions dating back to June 1992 have totaled $6.49 million. Losses ranged from .03% to .24% of the average servicing portfolio for the fiscal years ended June 30, 1995, 1996 and 1997. The weighted average initial combined loan-to-value ratio of the loans serviced by the Company was 68% as of June 30, 1997. Accordingly, the Company believes its allowance for credit losses is adequate to cover anticipated losses on previously securitized pools determined on a pool-by-pool basis. However, with the Company's recent migration to higher credit grade loans, the average loan-to-value ratio of its servicing portfolio has increased. At June 30, 1995, 1996 and 1997, the average initial combined loan-to-value ratio of the Company's servicing portfolio was 59%, 64% and 68%, respectively. Therefore, the Company's low historical loan loss rates may not be an accurate indication of anticipated future losses.

        The interest-only strips are amortized over the expected lives of the related loans and a corresponding reduction in servicing fee income is recorded. On a quarterly basis, the Company reviews the fair value of the interest-only strips by analyzing its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry. See "-- Prepayment and Credit Risk." The interest-only strips are marked to market through a charge to earnings. See "-- Revenue."

        Recent Acquisition of One Stop. On August 28, 1996, the Company acquired One Stop in a merger transaction. One Stop is operated as a wholly-owned subsidiary of the Company. The Company acquired One Stop with the expectation that the acquisition will result in beneficial synergies for the combined business. Since commencement of operations in October 1995, One Stop's rate of growth in originating and purchasing loans has been significant. The loans originated and purchased by One Stop and included in the Company's securitization have been outstanding for a relatively short period of time. Consequently, the delinquency and loss experience of One Stop's loans to date may not be indicative of that to be achieved in future periods, and One Stop may not be able to maintain delinquency and loan loss ratios at their present levels as One Stop's loan portfolio becomes more seasoned.

        Dependence on Broker Network. The Company depends on independent mortgage brokers for the origination and purchase of its broker loans, which constitute a significant portion of the Company's loan production. These independent mortgage brokers negotiate with multiple lenders for each prospective borrower. The Company competes with these lenders for the independent brokers' business on pricing, service, loan fees, costs and other factors. The Company's competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with the Company. The Company's future results of operations and financial condition may be vulnerable to changes in the volume and cost of its broker loans resulting from, among other things, competition from other lenders and purchasers of such loans.

        Impact of Increases in Correspondent Pricing. The Company has implemented a program for purchasing mortgage loans in bulk as well as on an ongoing or "flow" basis from mortgage bankers and financial institutions. This program accounted for 50% of all mortgage loans originated or purchased by the Company in fiscal 1997. During the fourth quarter of fiscal 1997, two factors caused the Company to re-evaluate its correspondent bulk purchase program--uncertainties in the capital markets and the increase in the pricing for bulk loan product. These uncertainties were evidenced by the sudden decline in common stock prices of companies in the subprime home equity sector, including the Company, and pricing sensitivity encountered by companies in the sector in accessing the public equity and debt markets. Given that the Company funded the significant negative cash flow associated with the bulk correspondent business in the public equity and debt markets, the uncertainties in those markets increased the risk to the Company that its cost of capital would be excessively high. Additionally, the premiums paid by the Company for bulk product during the 1997 fiscal year reached a peak of 8.25% in March 1997. These high premiums, together with the apparent increase in the cost of capital, adversely impacted the projected profitability of the bulk product. As a result of these developments, the Company changed the approach used in the pricing of its bulk loan product. Specifically, the Company established lower prices to be paid for this product based primarily on its historical performance. This change is expected to decrease the amount of bulk loans purchased in fiscal 1998 compared to fiscal 1997.

        Risks Associated with High Loan-To-Value Loan Products. The Company recently commenced offering loans with loan-to-value ratios of up to 125%. Although the Company intends to sell these loans on a whole loan basis, the Company is subject to the risk of borrower default and foreclosure on these loans during the period of time that the loans are held for sale or if the Company is required to repurchase any such loans. To the extent that borrowers with high loan-to-value ratios default on their loan obligations while the loans are held by the Company, the Company would be unable to rely on equity in the collateral property to reduce the Company's loss exposure. Under these circumstances, the Company might be required to absorb any losses and such absorption, if the losses exceed the Company reserves for such losses, could have a material adverse effect on the Company's financial condition and results of operations.

        Competition. The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. The Company's competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. In the future, the Company may also face competition from government- sponsored entities, such as FNMA and FHLMC. These government-sponsored entities may enter the subprime mortgage market and target potential customers in the Company's highest credit grades, who constitute a significant portion of the Company's customer base.

        The current level of gains realized by the Company and its competitors on the sale of subprime mortgage loans could attract additional competitors into this market. Certain large finance companies and conforming mortgage originators have announced their intention to originate non-conforming mortgage loans, and some of these large mortgage companies, thrifts and commercial banks have begun offering non-conforming loan products to customers similar to the borrowers targeted by the Company. In addition, establishing a broker-sourced loan business requires a substantially smaller commitment of capital and human resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter this market quickly and compete with the Company's wholesale lending business.

        Additional competition may lower the rates the Company can charge borrowers and increase the cost to purchase loans, thereby potentially lowering the gain on future loan sales or securitizations. Increased competition may also reduce the volume of the Company's loan origination and loan sales and increase the demand for the Company's experienced personnel and the potential that such personnel will leave the Company for the Company's competitors.

        Fluctuations in interest rates and general and localized economic conditions may also affect the competition the Company faces. Competitors with lower costs of capital have a competitive advantage over the Company. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans. In addition, during periods of economic slowdown or recession, the Company's borrowers may face financial difficulties and be more receptive to the offers of the Company's competitors to refinance their loans.

        The Company plans to expand into new geographic markets, where it will face additional competition from lenders already established in these markets. There can be no assurance that the Company will be able to successfully compete with these lenders.

        The Company's correspondent program depends largely on independent mortgage bankers and other financial institutions for the purchases of new loans. The Company's competitors also seek to establish relationships with the same mortgage bankers and other financial institutions. The Company's future results may become more exposed to fluctuations in the volume and cost of the Company's correspondent program resulting from competition from other purchasers of such loans, market conditions and other factors.

        Concentration of Operations in California. At June 30, 1997, a significant portion of the loans serviced by the Company were secured by properties located in California. Because the Company's servicing portfolio is currently concentrated in California, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans, together with any primary financing on the mortgaged properties, will equal or exceed the value of the mortgaged properties. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact the Company's ability to recover losses on properties affected by such disasters and adversely impact the Company's results of operations.

        Timing of Loan Sales. The Company endeavors to effect the securitization and sale of a loan pool each quarter. However, market and other considerations, including the conformity of loan pools to monoline insurance company and rating agency requirements, could affect the timing of such transactions. Any delay in the sale of a loan pool beyond a quarter-end would postpone the recognition of gain on sale related to such loans until their sale and would likely result in losses for such quarter being reported by the Company.

        Economic Conditions. The risks associated with the Company's business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the current combined loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of liquidation. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of the Company's focus on credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on such loans could be higher than those generally experienced in the mortgage lending industry. In addition, in an economic slowdown or recession, the Company's servicing costs may increase. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect the Company's ability to securitize or sell loans in the secondary market and could increase the cost of securitizing and selling loans in the secondary market. See "-- Prepayment and Credit Risk."

        The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company securitizations. The Company currently hedges its fixed rate pipeline and continues to explore other avenues of risk mitigation, although none have been employed to date. The current fixed rate hedge products utilized are swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The amount and timing of hedging transactions are determined by members of the Company's senior management. While the Company monitors the interest rate environment and employs fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

        The Company introduced adjustable rate mortgages as a new product in January 1994. Adjustable rate loans account for a substantial portion of the mortgage loans originated or purchased by the Company. Substantially all such adjustable rate mortgages include a "teaser" rate, i.e., an initial interest rate significantly below the fully indexed interest rate at origination. Although these loans are underwritten at the indexed rate as of the first adjustment date, credit-impaired borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loan.

        Contingent Risks. Although the Company sells substantially all the mortgage loans which it originates or purchases, the Company retains some degree of credit risk on substantially all loans sold. During the period of time that loans are held pending sale, the Company is subject to the various business risks associated with the lending business including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers. See "-- Risk Management." The documents governing the Company's securitization program require the Company to establish deposit accounts or build overcollateralization levels through retention of excess cash flow distributions in such accounts or application of excess cash flow distributions to reduce the principal balances of the senior interests issued by the related trust, respectively. Such amounts serve as credit enhancement for the related trust and are therefore available to fund losses realized on loans held by such trust. The Company continues to be subject to the risks of default and foreclosure following securitization and the sale of loans to the extent of excess cash flow distributions required to be retained or applied to reduce principal from time to time. Such amounts are a condition to obtaining the requisite rating on the related interests in each trust. In addition, documents governing the Company's securitization program require the Company to commit to repurchase or replace loans which do not conform to the representations and warranties made by the Company at the time of sale.

        When borrowers are delinquent in making monthly payments on loans included in a securitization trust, the Company is required to advance interest payments with respect to such delinquent loans. These advances require funding from the Company's capital resources but have priority of repayment from collections or recoveries on the loans in the related pool in the succeeding month.

        In the ordinary course of its business, the Company is subject to claims made against it by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees and officers of the Company, incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any currently asserted claims or legal actions is not likely to be material to the Company's financial position or results of operations; however, any claims asserted in the future may result in legal expenses or liabilities which could have a material adverse effect on the Company's financial position and results of operations. See "Item 3. Legal Proceedings."

        Government Regulation. The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are attached to this report:

        Reports of Independent Accountants
        Consolidated Balance Sheets at June 30, 1996 and 1997
        Consolidated Statements of Income for Fiscal Years Ended June 30, 1995, 1996 and 1997 Consolidated Statements of Stockholders' Equity for Fiscal Years Ended June 30, 1995, 1996 and 1997

        Consolidated Statements of Cash Flows for Fiscal Years Ended June 30, 1995, 1996 and 1997 Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation will appear in the proxy statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 1997 Annual Meeting of Stockholders, and is incorporated by this reference.


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

               See pages F-19 and F-20 attached to this report.

        (c)    Exhibits - Management Contracts and Compensatory Plans:

               10.1       Form of Director and Officer Indemnification Agreement
               10.2(a)    Amended and Restated Employment Agreement between Registrant and
                          Gary K. Judis (10)
               10.2(b)    Severance Agreement between Registrant and Gary K. Judis
               10.2(c)    Consulting Agreement between Registrant and Gary K. Judis
               10.3(a)    Second Amended and Restated Employment between Registrant and
                          Cary H. Thompson
               10.3(b)    Stock Option Agreement between Registrant and Cary H. Thompson(10)
               10.4(a)    Employment Agreement between Registrant and Neil Kornswiet
               10.4(b)    Amendment No. 1 to Exhibit 10.4(a)
               10.5       Executive Severance Agreement between Registrant and Gregory
                          Witherspoon
               10.6       Second Amended and Restated Employment Agreement between Registrant and Barbara Polsky
               10.7       Employment Agreement between Registrant and Mark Costello
               10.8       1991 Stock Incentive Plan, as amended (2)
               10.9       1995 Stock Incentive Plan (10)

               10.10(a)   1996 Stock Incentive Plan (12)
               10.10(b)   Amendment No. 1 to Exhibit 10.10(a)
               10.11      1995 Employee Stock Purchase Plan (3)
               10.20      Variable Deferred Compensation Plan

        (d)    Other Exhibits:

                2.1       Agreement and Plan of Reorganization, dated as of
                          August 12, 1996, as amended by Amendment No. 1, dated
                          August 28, 1996 by and among Registrant, Aames
                          Acquisition Corporation, One Stop Mortgage, Inc. and
                          Neil B. Kornswiet (14)
                3.1       Certificate of Incorporation of Registrant, as amended
                3.2       Bylaws of Registrant, as amended
                4.1       Specimen certificate evidencing Common Stock of Registrant
                4.2       Rights Agreement, dated as of June 21, 1996 between Registrant and
                          Wells Fargo Bank, as rights agent (4)
               10.12(a)   Office Lease, dated December 13, 1989, between State
                          Street Bank and Trust Company of California, N.A.
                          and Aames Home Loan, Registrant's wholly owned
                          subsidiary, for the premises located at 3731
                          Wilshire Boulevard, Los Angeles, California (1)
               10.12(b)   Amendments dated August 1, 1991, March 15, 1992,
                          June 30, 1993 and September 7, 1993 to Exhibit
                          10.12(b) (5)
               10.13(a)   Office Building Lease, dated as of August 7, 1996, between Registrant and California Plaza IIA, LLC, for the premises located at
                          350 S. Grand Avenue, Los Angeles, California
               10.13(b)   First Amendment, dated as of August 15, 1997, to Exhibit 10.13(a)
               10.14(a)    Indenture of Trust, dated February 1, 1995, between Registrant and
                          Bankers Trust Company of California, N.A., relating to Registrant's
                          10.50% Senior Notes due 2002 (5)
               10.14(b)   Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit
                          10.14(a) (6)
               10.15      Indenture, dated as of February 26, 1996, between
                          Registrant and The Chase Manhattan Bank, N.A.,
                          relating to Registrant's 5.5% Convertible
                          Subordinated Debentures due 2006 (7)
               10.16      First Supplemental Indenture, dated as of October
                          21, 1996, between Registrant, The Chase Manhattan
                          Bank and certain wholly owned subsidiaries of
                          Registrant, relating to Registrant's 9.125% Senior
                          Notes due 2003 (11)
               10.17(a)   Interim Loan and Security Agreement, dated as of
                          November 22, 1996, between Aames Capital
                          Corporation, Registrant's wholly owned subsidiary
                          ("ACC") and Prudential Securities Credit Corporation
               10.17(b)   Notice of Extension of Agreement No. 1, dated as of May 15, 1997, with effect as of March 31, 1997, to Exhibit 10.17(a)
               10.17(c)   Amendment, dated as of August 19, 1997, to Exhibit 10.17(a)
               10.18      Amended and Restated Mortgage Loan Warehousing Agreement, dated as of January 15, 1997, among Registrant; ACC; the
                          lenders from time

                          to time a party thereto; and NationsBank of Texas,
                          N.A., as administrative agent for the lenders (13)
               10.19(a)   Aircraft Lease Agreement, dated as of March 8, 1996,
                          between C.I.T. Leasing Corporation and Oxford
                          Aviation Corporation, Inc., Registrant's wholly
                          owned subsidiary (7)
               10.19(b)   Corporate Guaranty Agreement, dated as of March 8,
                          1996, between Registrant and C.I.T. Leasing
                          Corporation, with respect to Exhibit 10.19(a) (7)
               11         Statement re computation of per share earnings
               21         Subsidiaries of the Registrant
               23.1       Consent of Price Waterhouse LLP
               23.2       Consent of KPMG Peat Marwick LLP
               27         Financial Data Schedule

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

 3 Incorporated by reference from Registrant's Registration Statement, File No. 333-01312.

 4 Incorporated by reference from Registrant's Registration Statement on Form 8-A, File No. 33-13660.

 5 Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-88516.

 6 Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

 7 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 8 Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-91640.

 9 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

10 Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Commission on September 16, 1996.

11 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

12 Incorporated by reference from Registrant's Registration Statement on Form S-8 dated January 6, 1997.

13 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

14 Incorporated by reference from Registrant's Current Report on Form 8-K dated September 11, 1996.

        (e)    Reports on Form 8-K:

               During the last quarter of the fiscal year ended June 30, 1997, the Company filed a Current Report on Form 8-K dated May 12, 1997 (earliest event reported April 30, 1997), reporting information under Item 5 with respect to third quarter results, a cash dividend and management succession.

To the Board of Directors
and Stockholders of
Aames Financial Corporation

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Aames Financial Corporation and its subsidiaries (the "Company") at June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of One Stop Mortgage, Inc., a wholly-owned subsidiary, which statements reflect total assets of $127 million at June 30, 1996 and total revenues of $7 million for the period from August 24, 1995 (inception) through June 30, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for One Stop Mortgage, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company adopted accounting standards that changed its method of accounting for transfers and servicing of financial assets during the year ended June 30, 1997 and its method of accounting for mortgage servicing rights for the year ended June 30, 1996.

The audits referred to above also included an audit of the financial statement schedules listed in Item 14. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Price Waterhouse LLP


Los Angeles, California
August 25, 1997

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
One Stop Mortgage, Inc.:


We have audited the accompanying balance sheet of One Stop Mortgage, Inc. (the Company) as of June 30, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the period January 1, 1996 through June 30, 1996 and the period August 24, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of One Stop Mortgage, Inc. as of June 30, 1996 and the results of its operations and its cash flows for the period January 1, 1996 through June 30, 1996 and the period August 24, 1995 (inception) through December 31, 1995 in conformity with generally accepted accounting principles.



                                                KPMG PEAT MARWICK LLP


Orange County, California
August 16, 1996

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    JUNE 30,          JUNE 30,
                                                                      1996              1997
                                                                  ------------      ------------
ASSETS
Cash and cash equivalents                                         $ 23,941,000      $ 26,902,000
Loans held for sale, at lower of cost or market                    186,189,000       242,987,000
Accounts receivable                                                  9,685,000        59,180,000
Interest-only strips, at estimated fair market value (Note 3)      129,113,000       270,422,000
Mortgage servicing rights (Note 3)                                  10,902,000        21,641,000
Residual assets                                                     44,676,000       112,827,000
Equipment and improvements, net (Note 4)                             6,674,000        12,685,000
Prepaid and other                                                   10,295,000        14,949,000
                                                                  ------------      ------------
  Total assets                                                    $421,475,000      $761,593,000
                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS'  EQUITY

Borrowings (Note 5)                                               $138,045,000      $286,990,000
Revolving warehouse facilities (Note 5)                            112,363,000       137,500,000
Accounts payable and accrued expenses                               11,380,000        23,219,000
Accrued compensation and related expenses                            4,427,000         6,078,000
Income taxes payable (Note 6)                                       21,831,000        39,452,000
                                                                  ------------      ------------
  Total liabilities                                                288,046,000       493,239,000
                                                                  ------------      ------------
Commitments and contingencies (Note 7)

Stockholders' equity:
     Preferred stock, par value $.001 per
        share, 1,000,000 shares authorized;
        none outstanding                                                    --                --
     Common stock, par value $.001 per share
        50,000,000 shares authorized;
        23,845,300 and 27,758,800  shares outstanding
        (Note 10)                                                       24,000            28,000
     Additional paid-in capital                                     88,134,000       209,358,000
     Retained earnings                                              45,271,000        58,968,000
                                                                  ------------      ------------
  Total stockholders' equity                                       133,429,000       268,354,000
                                                                  ------------      ------------
  Total liabilities and stockholders' equity                      $421,475,000      $761,593,000
                                                                  ============      ============


The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                              FISCAL YEARS ENDED
                                                                   JUNE 30,
                                              ---------------------------------------------------
                                                   1995               1996               1997
                                              -------------      -------------      -------------
Revenue:
     Gain on sale of loans (Note 3)           $  25,438,000      $  95,299,000      $ 198,736,000
     Net unrealized loss on valuation
        of interest-only strips (Note 3)                 --                 --        (18,950,000)
     Commissions                                 15,799,000         21,564,000         29,250,000
     Loan service                                 8,246,000         18,186,000         25,804,000
     Fees and other                               7,940,000         15,215,000         37,679,000
                                              -------------      -------------      -------------
        Total revenue                            57,423,000        150,264,000        272,519,000
                                              -------------      -------------      -------------

Expenses:
     Compensation and related expenses           17,610,000         40,758,000         81,021,000
     Sales and advertising costs                  9,906,000         19,036,000         27,229,000
     General and administrative expenses          7,067,000         17,377,000         31,716,000
     Interest expense (Note 5)                    3,205,000         12,370,000         33,105,000
     Provision for loan losses                    2,484,000          8,424,000         33,941,000
     Nonrecurring charges (Note 2)                       --                 --         32,000,000
                                              -------------      -------------      -------------
        Total expenses                           40,272,000         97,965,000        239,012,000
                                              -------------      -------------      -------------
Income before income taxes                       17,151,000         52,299,000         33,507,000
Provision for income taxes                        7,117,000         22,508,000         16,398,000
                                              =============      =============      =============
Net income                                    $  10,034,000      $  29,791,000      $  17,109,000
                                              =============      =============      =============

Net income per share
            Primary                           $        0.74      $        1.18      $        0.60
                                              =============      =============      =============
            Fully diluted                     $        0.74      $        1.14      $        0.60
                                              =============      =============      =============
Dividends per share                           $        0.13      $        0.13      $        0.13
                                              =============      =============      =============
Weighted average number
of shares outstanding
            Primary                              13,532,000         25,194,000         28,371,000
                                              =============      =============      =============
            Fully Diluted                        13,532,000         27,248,000         34,516,000
                                              =============      =============      =============


The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FISCAL YEARS ENDED
                                                                                          JUNE 30,
                                                                   -----------------------------------------------------
                                                                         1995               1996               1997
                                                                   ---------------    ---------------    ---------------
Operating activities:
     Net income                                                    $    10,034,000    $    29,791,000    $    17,109,000
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Provision for loan losses                                        2,484,000          8,424,000         33,941,000
        Depreciation and amortization                                      606,000          1,275,000          2,853,000
        Deferred income taxes                                            3,972,000         15,369,000         17,915,000
        Gain on sale of loans                                          (36,375,000)      (112,399,000)      (262,811,000)
        Net unrealized loss on valuation of interest-only strips                --                 --         18,950,000
        Amortization of interest-only strips                             4,402,000         16,940,000         68,611,000
        Mortgage servicing rights originated                                              (11,759,000)       (16,251,000)
        Amortization of mortgage servicing rights                                             857,000          5,512,000
        Changes in assets and liabilities:
            Loans originated or purchased                             (387,600,000)    (1,168,945,000)    (2,347,938,000)
            Proceeds from sale of loans                                373,609,000      1,006,887,000      2,291,139,000
            (Increase) in:
              Accounts receivable                                       (2,663,000)        (3,595,000)       (49,495,000)
              Prepaid and other                                         (2,217,000)        (5,276,000)        (4,654,000)
              Residual assets                                           (8,691,000)       (29,794,000)       (68,151,000)
            Increase (decrease) in:
              Accounts payable and accrued expenses                        534,000          5,554,000         11,839,000
              Accrued compensation and related expenses                    581,000          2,724,000          1,651,000
              Income taxes payable                                      (2,051,000)         2,874,000           (293,000)
                                                                   ---------------    ---------------    ---------------
Net cash used in operating activities                                  (43,375,000)      (241,073,000)      (280,073,000)
                                                                   ---------------    ---------------    ---------------
Investing activities:
      Purchases of property and equipment                                 (988,000)        (5,885,000)        (8,864,000)
                                                                   ---------------    ---------------    ---------------
Net cash used in investing activities                                     (988,000)        (5,885,000)        (8,864,000)
                                                                   ---------------    ---------------    ---------------
Financing activities:
     Proceeds from sale of stock or exercise of options                 40,087,000         26,280,000        121,228,000
     Proceeds from borrowings                                           19,540,000        114,901,000        148,945,000
     Increase (decrease) in amounts outstanding under
       warehouse facilities                                             (9,675,000)       112,048,000         25,137,000
     Dividends paid                                                     (1,743,000)        (2,689,000)        (3,412,000)
                                                                   ---------------    ---------------    ---------------
Net cash provided by financing activities                               48,209,000        250,540,000        291,898,000
                                                                   ---------------    ---------------    ---------------
Net increase in cash and cash equivalents                                3,846,000          3,582,000          2,961,000
Cash and cash equivalents at beginning of period                        16,513,000         20,359,000         23,941,000
                                                                   ---------------    ---------------    ---------------
Cash and cash equivalents at end of period                         $    20,359,000    $    23,941,000    $    26,902,000
                                                                   ===============    ===============    ===============
Supplemental disclosures
        Interest paid                                              $     3,225,000    $     6,633,000    $    30,207,000
        Taxes paid (refunded)                                            4,843,000          4,354,000         (1,197,000)


The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Additional
                                         Common         Paid-in        Retained
                                          Stock         Capital        Earnings           Total
                                        ----------------------------------------------------------
As of June 30, 1994                     $ 13,500     $ 21,777,500    $  9,878,000    $  31,669,000
      Issuance of common stock             7,500       40,079,500                       40,087,000
      Dividends                                                        (1,743,000)      (1,743,000)
      Net income                                                       10,034,000       10,034,000
                                        ----------------------------------------------------------

As of June 30, 1995                     $ 21,000     $ 61,857,000    $ 18,169,000     $ 80,047,000
      Issuance of common stock                          2,064,000                        2,064,000
      Shares issued in merger
           transaction                     3,000           (3,000)                               -
      Dividends                                                        (2,689,000)      (2,689,000)
      Issuance of common stock
           warrants                                    24,216,000                       24,216,000
      Net income                                                       29,791,000       29,791,000
                                        ----------------------------------------------------------

As of June 30, 1996                     $ 24,000     $ 88,134,000    $ 45,271,000    $ 133,429,000
      Issuance of common stock             4,000      121,224,000                      121,228,000
      Dividends                                                        (3,412,000)      (3,412,000)
      Net income                                                       17,109,000       17,109,000
                                        ----------------------------------------------------------

AS OF JUNE 30, 1997                     $ 28,000     $209,358,000    $ 58,968,000    $ 268,354,000
                                        ----------------------------------------------------------

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies

OPERATIONS
Aames Financial Corporation (the "Company" or "Aames") is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgages secured by single family residences. At June 30, 1997, Aames operated 56 retail loan offices located in 24 states. At June 30, 1997, 14 of the 56 branches were located in California. Its wholly- owned subsidiary, One Stop Mortgage, Inc. ("One Stop") operated 37 offices located in 33 states. At June 30, 1997, 7 of the 37 branches were located in California. The Company originates and purchases loans on a nationwide basis through three production channels -- retail, broker and correspondent. For the years ended June 30, 1996 and 1997, the Company originated and purchased $1.17 billion and $2.35 billion of mortgage loans, respectively. The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. Loans originated by the Company are primarily extended on the basis of the equity in the borrower's property and, to a lesser extent, the creditworthiness of the borrower. The aggregate outstanding balance of loans serviced by the Company was $1.37 billion and $3.17 billion at June 30, 1996 and June 30, 1997, respectively (which include $456 million and $1.67 billion of loans at June 30, 1996 and June 30, 1997, respectively, serviced for the Company by unaffiliated subservicers under subservicing agreements).

The Company's most important capital resource has been its ability to sell loans originated and purchased by it in the secondary market in order to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, competition, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to securitize or sell loans for acceptable prices within a reasonable period of time.

ACQUISITION OF ONE STOP
On August 28, 1996, the Company acquired One Stop, through the merger of a wholly-owned subsidiary of the Company into One Stop, in a tax-free exchange accounted for as a pooling of interests, in which the Company issued approximately 3.49 million shares (adjusted for the three-for-two stock split in the form of a stock dividend in February 1997) of its common stock, par value $.001 per share ("common stock"), and assumed options granted to key employees to purchase approximately 563,000 shares (adjusted for the three-for-two stock split in the form of a stock dividend in February 1997) of common stock. Under the pooling rules, the costs incurred by the Company and One Stop in consummating the merger were expensed in the first quarter of fiscal 1997. All prior years financial statements have been restated to include One Stop.

The following table shows the pro-forma effect of the merger:

         (Dollars in thousands, except per share amounts)
         Fiscal Year Ended June 30, 1996
         ==============================================================
         Net income by entity
                  Aames as previously reported                 $ 31,048
                  One Stop                                       (1,257)
         --------------------------------------------------------------
         Restated June 30, 1996 net income                       29,791
         --------------------------------------------------------------
         Net income per fully diluted share
                  Previously reported (2/97 split adj.)        $   1.39
                  Restated                                     $   1.14

One Stop's operations, from the period July 1, 1996 through August 28, 1996, were immaterial to restate separately.

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

CASH IN TRUST
The Company services loans on behalf of customers. In such capacity, certain monies are collected and placed in segregated trust accounts, which totaled $26.8 million and $28.3 million at June 30, 1996 and June 30, 1997, respectively. These accounts and corresponding liabilities are not included in the accompanying balance sheet.

EQUIPMENT AND IMPROVEMENTS
Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being recorded utilizing straight-line and accelerated methods over the following estimated useful lives:

Data processing equipment                   Five years
Furniture                                   Five to seven years
Data processing software                    Three years
Leasehold improvements                      Lower of life of lease or asset
Equipment under capital leases              Five years
Automobiles                                 Five years


REVENUE RECOGNITION
The Company adopted Statement of Financial Accounting Standard ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") effective January 1, 1997. The adoption of SFAS 125 did not have a material effect on the Company's results of operations for the year ended June 30, 1997. As a result of the adoption of SFAS 125, the Company records amounts previously categorized as "Excess servicing gains" in the Consolidated Statements of Income as "Gain on sale of loans." Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as "Excess servicing receivable" as an investment security called "Interest-only strips." The Company has classified this asset as a trading security and during the year ended June 30, 1997, recorded a mark-to-market loss of $19.0 million on this security. Of this amount, $9.05 million represents unrealized gains on the interest-only strips created in March and June of 1997 offset by a $28.0 million unrealized loss on the interest-only strips as of June 1997. SFAS 125 requires that this mark-to-market adjustment be reported separately from "Gain on sale of loans," and the adjustment has been labeled " Net unrealized loss on valuation of interest-only strips" in the Consolidated Statements of Income. SFAS 125 supersedes SFAS 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122").

In fiscal year 1996, the Company adopted SFAS 122. Under SFAS 122, the Company recognized mortgage servicing rights ("MSR's") as assets separate from the mortgage loans to which the MSR's relate based on their respective fair values. Prior to SFAS 122, the Company allocated the entire cost of originating or purchasing mortgage loans to the carrying value of such mortgage loans. The effect of adopting SFAS 122 was to increase the net income of the Company for the fiscal year ended June 30, 1996, by $5.7 million, or $0.21 per fully diluted weighted average share.

As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans in securitization transactions. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The gain on sale of loans (net of the unrealized gain or loss on valuation of the interest-only strips) represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently 0.50%) and a monoline insurance fee, if any. The gain on sale of loans provides the basis for the calculation of the interest-only strips, which is recorded as an asset on the Company's consolidated balance sheet. The interest-only strips represents the present value of the future cash flows, adjusted for the provision for loan losses. The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include the following: (i) rate of prepayment; (ii) discount rate used to calculate present value; and (iii) the provision for credit losses on loans sold. There can be no assurance of the accuracy of management's estimates.

Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes mortgage servicing rights separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing fee receivable for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. At June 30, 1996 and 1997, there were no valuation allowances on mortgage servicing rights.

INCOME TAXES
Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the tax law or rates.

RISK MANAGEMENT
The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations. The Company currently hedges its fixed rate pipeline and continues to explore other avenues of risk mitigation, although none have been employed to date. The current fixed rate hedge products utilized are swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchases of United States Treasury put options. The amount and timing of hedging transactions are determined by members of the Company's senior management. While the Company monitors the interest rate environment and employs fixed rate hedging strategies there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates. At June 30, 1996 and 1997, the Company had open hedging positions with notional balances of $40.0 million and $135 million, respectively.

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

CASH AND CASH EQUIVALENTS
At June 30, 1997, the Company had $26.9 million in cash, of which $12.9 million was held in a restricted account in connection with the securitization closed in June 1997. These funds were released to the Company in July 1997.

LOANS HELD FOR SALE
Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

ACCOUNTS RECEIVABLE
Accounts receivable primarily consisted of pool related advances, accrued interest receivable and various servicing advances.

RESIDUAL ASSETS
In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount, and subsequently deposits a portion of the servicing spread collected on the related loans. The amounts set aside ($44.7 million at June 30, 1996 and $113 million at June 30, 1997) are available for distribution to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to maximum subordination amounts as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company and, at the termination of the related trust, any remaining amounts on deposit are distributed to the Company.

DEBT ISSUANCE COSTS
At June 30, 1997, the Company had an unamortized balance of debt issuance costs of $8.41 million related to the issuance of $23.0 million of 10.5% Senior Notes due 2002, the issuance of $115 million of 5.5% Convertible Subordinated Debentures due 2006 and the issuance of $150 million of 9.125% Senior Notes due 2003. This balance is included in "Prepaid and other" on the Consolidated Balance Sheets and is amortized into expense over the life of the related debt.

EARNINGS PER SHARE
Earnings per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period, after giving effect to the assumed exercise of certain stock options and warrants, and in addition, for fully diluted earnings per share, the conversion of shares related to the Company's 5.5% Convertible Subordinated Debentures due 2006.

All references in the accompanying Consolidated Balance Sheets, Consolidated Statements of Earnings and Notes to Consolidated Financial Statements to the number of common shares and share amounts have been restated to reflect the three-for-two stock splits in the form of stock dividends effected on February 21, 1997 and May 17, 1996.

RECLASSIFICATIONS
Certain amounts related to 1995 and 1996 have been reclassified to conform to the 1997 presentation.

ADOPTION OF RECENT ACCOUNTING STANDARDS
In October 1995, the Financial Accounting Standards Board ("FASB") released SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes methods of accounting for stock-based compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 123 in fiscal year 1997. The adoption of SFAS 123 did not have a material effect on the financial position of the Company. See Note 9.

In February 1997, the FASB issued SFAS 128, "Earnings Per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS includes common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures. The Company will adopt SFAS 128 effective December 31, 1997 and does not expect the adoption of SFAS 128 to have a material impact on its financial statements.

In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the Balance Sheet is also required. SFAS 129 is effective for financial periods beginning after December 15, 1997.

In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.


Note 2   Nonrecurring Charges

In fiscal 1997, the Company incurred $32.0 million of nonrecurring charges. Approximately $25.0 million of these charges were recognized in August 1996 directly related to the acquisition of One Stop. The remaining amount relates to a reserve for vacating corporate headquarters recorded in the first quarter and to severance and other strategic decisions made in the fourth quarter.


Note 3   Interest-only Strips and Mortgage Servicing Rights

The activity in the interest-only strips is summarized as follows:

                                                   June 30,
                                      ---------------------------------
                                           1996               1997
                                      ---------------------------------
Balance, beginning of year            $  42,078,000       $ 129,113,000
Gain on sale of loans                   112,399,000         262,811,000
Provision for loan losses                (8,424,000)        (33,941,000)
Amortization of receivable              (16,940,000)        (68,611,000)
Net unrealized loss on valuation
  of interest-only strips                        --         (18,950,000)
                                      ---------------------------------
Balance, end of year                  $ 129,113,000       $ 270,422,000

The activity in mortgage servicing rights is summarized as follows:

                                            June 30,
                                -------------------------------
                                    1996               1997
                                -------------------------------
Balance, beginning of year      $         --       $ 10,902,000
Gain on sale of loans             11,759,000         16,251,000
Amortization of receivable          (857,000)        (5,512,000)
                                -------------------------------
Balance, end of year            $ 10,902,000       $ 21,641,000

The Company determines fair value for both the interest-only strips and the mortgage servicing rights based on rates used to discount the future cash flows, which were 11.8% and 11.4% for the years ended June 30, 1996 and 1997, respectively. The Company retains a certain amount of credit risk on loans securitized. The Company had reserves of $10.3 million and $43.6 million at June 30, 1996 and 1997, respectively, related to these credit risk obligations, which are netted against the interest-only strips. The weighted average loss reserves were 1.06% and 1.50% of the amount securitized for the years ended June 30, 1996 and 1997, respectively.

The interest-only strips and the mortgage servicing rights are amortized over the estimated lives of the loans to which they relate. At June 30, 1996 and 1997, the unamortized balance of the interest-only strips was $129 million and $290 million, respectively.

The Company determines the fair market value of the interest-only strips, in part, by applying management's expectations as to future prepayment rates to the present value of the future cash flows from prior securitizations. The use of revised prepayment rates, resulted in a fourth quarter unrealized loss of $28.0 million on the valuation of that asset.

Note 4    Equipment and Improvements

Equipment and improvements consisted of the following:

                                                          June 30,
                                               -------------------------------
                                                   1996               1997
                                               -------------------------------
Data processing equipment                      $  4,937,000       $  8,239,000
Furniture and fixtures                            3,554,000          5,892,000
Data processing software                            242,000          1,756,000
Leasehold improvements                              242,000          1,666,000
Equipment under capital leases                      806,000            806,000
Automobiles                                         256,000            497,000
                                               -------------------------------
         Total                                   10,037,000         18,856,000
Accumulated depreciation and amortization        (3,363,000)        (6,171,000)
                                               -------------------------------
         Net                                   $  6,674,000       $ 12,685,000

Note 5    Borrowings and Revolving Warehouse Facilities

Borrowings consist of the following:

                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         1996              1997
                                                                                     ------------------------------
9.125% Senior Notes due 2003, guaranteed by each of the Restricted Subsidiaries of the Company. Principal payments of $37,500,000 in each of calendar years
2000 through 2003                                                                              --      $150,000,000

5.5% Subordinated Convertible Debentures due 2006 convertible to 6.2 million shares of the common stock at $19 per share. The Subordinated Convertible
Debentures are subordinated to all existing and future senior debt of the
Company (as defined in the Indenture)                                                $115,000,000       113,990,000

10.5% Senior Notes due 2002, collateralized by certain residual certificates
Principal payments of $5,750,000 in each of calendar years 1999 through 2002           23,000,000        23,000,000

Obligations under capital leases                                                           45,000                --
                                                                                     ------------------------------
Total borrowings                                                                     $138,045,000      $286,990,000


Maturities on borrowings are as follows:

                                                                 Total
                                                               Borrowings
                                                              ------------
Fiscal Years Ended June 30,
1998                                                                     -
1999                                                            $5,750,000
2000                                                            43,250,000
2001                                                            43,250,000
2002                                                            43,250,000
2003                                                            37,500,000
Thereafter                                                     113,990,000
                                                              ------------
Total                                                         $286,990,000


Amounts outstanding under revolving warehouse facilities:

                                                                                                June 30,
                                                                                     -------------------------------
                                                                                         1996              1997
                                                                                     -------------------------------
Warehouse facility with investment bank collateralized by mortgages/deeds of trust; expired March 31, 1997 with interest at 0.875% over applicable LIBOR rate; total credit available $150 million. Applicable LIBOR
rate was 5.5% at June 30, 1996                                                        $ 11,026,000

Warehouse facility with a syndicate of eight commercial banks collateralized by loans originated and purchased by the Company as well as certain servicing receivables; expires January 13, 1998 with interest at the option of the Company of either 1.05% over Fed Funds rate, or .80% over one-month LIBOR rate. Total credit available $350 million. Fed Funds rate was 5.4% and one-month LIBOR was
5.7% at June 30, 1997                                                                                   $137,500,000

                                                                                                June 30,
                                                                                      ---------------------------------
                                                                                            1996             1997
                                                                                      ---------------------------------
Warehouse facility from an investment bank collateralized by loans originated and purchased by the Company. This line of $125 million (which increased to $250 million at August 19, 1997) bears interest at a rate of .70% over one-month
LIBOR and expires on December 31, 1997. One-month LIBOR rate was 5.7% at June
30, 1997

$250,000,000 revolving warehouse line of credit with an
investment bank secured by the loans held for sale.  Interest accrued based on LIBOR, which varied based on the outstanding
balance of the line of credit.  Expired September 1996                                  122,765,000

$5,000,000 unsecured working capital note with an investment bank which expired September 1996.  Interest accrued at 12% and
was paid monthly                                                                          2,000,000

Prepaid commitment fee related to issuance of common stock
warrants to investment bank, net of amortization of $788,000                            (23,428,000)
                                                                                      ---------------------------------
Total amounts outstanding under
warehouse facilities                                                                  $ 112,363,000       $ 137,500,000

Note 6    Income Taxes

The provision for income taxes consists of the following:

                                           June 30,
                        ---------------------------------------------
                           1995             1996              1997
                        ---------------------------------------------
Current:
         Federal        $ 2,154,000      $ 6,344,000      $   203,000
         State              992,000        2,212,000          262,000
                        ---------------------------------------------
                          3,146,000        8,556,000          465,000
Deferred:
         Federal          2,891,000       10,212,000       13,081,000
         State            1,080,000        3,740,000        2,852,000
                        ---------------------------------------------
                          3,971,000       13,952,000       15,933,000
                        ---------------------------------------------
             Total      $ 7,117,000      $22,508,000      $16,398,000

The financial statement balances at June 30, 1996 and 1997 are as follows:

                                                    June 30,
                                         ------------------------------
                                             1996              1997
                                         ------------------------------
Current taxes payable (receivable):
         Federal                         $  2,668,000      $  4,431,000
         State                                706,000        (1,350,000)
                                         ------------------------------
                                            3,374,000         3,081,000
Deferred taxes payable:
         Federal                           13,451,000        26,930,000
         State                              5,006,000         9,441,000
                                         ------------------------------
                                           18,457,000        36,371,000
                                         ------------------------------
             Total                       $ 21,831,000      $ 39,452,000

Deferred tax liabilities (assets) consists of the following:

                                                          June 30,
                                              -------------------------------
                                                  1996               1997
                                              -------------------------------
Deferred tax liabilities
         Interest-only strips                 $ 16,851,000       $ 35,505,000
         Depreciation                              412,000            440,000
         Deferred loan fees                             --          1,346,000
         Mortgage servicing rights               5,015,000          9,116,000
                                              -------------------------------
         Total deferred tax liabilities         22,278,000         46,407,000
Deferred tax assets
         Sec. 475 mark-to-market                        --         (2,870,000)
         State taxes                            (2,471,000)        (3,396,000)
         Vacation accrual                         (298,000)          (701,000)
         Allowance for doubtful accounts          (218,000)          (435,000)
         Lease cancellation accrual                     --           (920,000)
         Other accruals                           (834,000)        (1,714,000)
                                              -------------------------------
Total deferred tax assets                       (3,821,000)       (10,036,000)
         Valuation allowance                            --                 --
                                              -------------------------------
Net deferred tax liabilities                  $ 18,457,000       $ 36,371,000

Effective tax rate calculation for fiscal year ended June 30, 1997:

                                                                      Tax Affected     Effective
                                                     Permanent          Permanent      Tax Rate
                                                     Differences       Differences    Calculation
                                                     ---------------------------------------------
Tax provision                                                                         $16,398,000
 Pretax income                                                                         33,507,000

Effective tax rate                                                                         48.939%

Federal statutory rate                                                                     35.000%
State pre-tax after permanent difference             $36,558,000       $2,654,000           7.921%
Pooling of interests                                   5,156,000        1,805,000           5.385%
Stock options                                         (2,227,000)        (779,000)         (2.326%)
Other (net)                                                                                 2.959%
                                                                                      -----------
                                                                                           48.939%

For 1995 and 1996 the Company's effective tax rate was computed using the appropriate statutory rates with no significant differences.

Note 7  Commitments and Contingencies

The Company leases office space under operating leases expiring at various dates through February 2012. In addition, in February 1996, the Company entered into an operating lease for an airplane, which expires February 2006. Total rent expense related to operating leases amounted to $1.5 million, $3.2 million and $5.3 million, for the years ended June 30, 1995, 1996 and 1997, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined). As of June 30, 1997, listed below are future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year:

Fiscal Years Ended June 30,
---------------------------
1998                                                $ 4,886,000
1999                                                  5,061,000
2000                                                  5,851,000
2001                                                  4,294,000
2002                                                  3,577,000
Thereafter                                           35,342,000
                                                    -----------
                                                    $59,011,000

LITIGATION
In the ordinary course of its business, the Company is subject to claims made against it by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees and officers of the Company, incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any currently asserted claims or legal action is not likely to be material to the Company's financial position or results of operations; however, any claims asserted in the future may result in legal expenses which could have a material adverse effect on the Company's financial position and results of operations.

EMPLOYMENT AND SEVERANCE AGREEMENTS
Certain members of management have employment or severance agreements which provide for enhanced severance and other benefits upon a change in control, as defined in the agreements.

Note 8  Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments as of June 30, 1996 and 1997 are made by the Company using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                       June 30, 1996                        June 30, 1997
                                               ------------------------------      ------------------------------
                                                 Carrying         Estimated          Carrying         Estimated
                                                  Amount          Fair Value          Amount          Fair Value
                                               ------------      ------------      ------------      ------------
Balance Sheet:
Cash and cash equivalents                      $ 23,941,000      $ 23,941,000      $ 26,902,000      $ 26,902,000
Loans held for sale                             186,189,000       198,507,000       242,987,000       255,136,000
Interest-only strips at fair market value       129,113,000       129,113,000       270,422,000       270,422,000
Mortgage servicing rights                        10,902,000        10,902,000        21,641,000        21,641,000
Amounts outstanding under revolving
   warehouse facilities                         135,791,000       135,791,000       137,500,000       137,500,000
Borrowings                                      138,045,000       139,035,000       286,990,000       284,735,000

Off  Balance Sheet:
Hedge position notional amount outstanding       40,000,000        40,000,000       135,000,000       135,246,000

The fair value estimates as of June 30, 1996 and 1997 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

Loans held for sale are based on current investor yield requirements.

Interest-only strips and mortgage servicing rights are based on the expected future cash flows using industry assumptions as well as the Company's historical experience.

Amounts outstanding under revolving warehouse facilities are short-term in nature and generally bear market rates of interest.

Borrowings are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Hedge positions are based on quoted market prices.

Note 9  Employee Benefit Plans

401(K) RETIREMENT SAVINGS PLAN
The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees' elected salary deferrals. Employer contributions are determined at the beginning of the plan year at the option of the employer. For fiscal years 1995, 1996 and 1997, the Company's contribution to the plan aggregated $46,000, $252,000 and $432,000, respectively.

DEFERRED COMPENSATION PLAN
In April 1997, the Company implemented a Deferred Compensation Plan for highly compensated employees and directors of the Company. The plan is unfunded and non-qualified. Eligible participants may defer a portion of their compensation and receive a Company matching amount up to 4% of their annual base salary. The Company may also make discretionary contributions to the plan. For the 1997 fiscal year, the Company made no matching or discretionary contributions to the plan.

STOCK BASED COMPENSATION
The Company has reserved 3,750,000 shares of the common stock for issuance under its 1991 Stock Incentive Plan, 1995 Stock Incentive Plan and 1996 Stock Incentive Plan. Under these plans, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The exercise price for each option is based on the closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. The Company has also granted options outside of these plans, on terms established by the Compensation Committee.

A summary of the Company's stock option plans and arrangements as of June 30, 1995, 1996 and 1997 and changes during the years then ended are as follows:

                                        Option            Option
                                        Shares          Price Range
                                      ------------------------------
1995
     Outstanding at beginning of year    447,749       $3.33 - $5.11
     Granted                             286,875        3.89 -  3.89
     Exercised                           (17,246)       3.33 -  3.89
     Forfeited                            (4,382)       3.33 -  3.89
                                      ----------       -------------
        Outstanding at end of year       712,996        3.33 -  5.11
                                      ----------       -------------
1996
     Outstanding at beginning of year    712,996        3.33 -  5.11
     Granted                           2,464,049        0.19 - 18.61(1)
     Exercised                          (223,148)       3.33 -  7.95
     Forfeited                           (13,175)       3.33 -  7.95
                                      ----------       -------------
        Outstanding at end of year     2,940,722        0.19 - 18.61
                                      ----------       -------------
1997
     Outstanding at beginning of year  2,940,722        0.19 - 18.61
     Granted                           1,647,733       12.0  - 29.70
     Exercised                          (325,049)       3.33 - 11.50
     Forfeited                           (80,915)       3.89 - 28.92
                                      ----------       -------------
        Outstanding at end of year     4,182,491        0.19 - 29.70
                                      ----------       -------------

(1) Includes options assumed in One Stop acquisition.

The number of options exercisable at June 30, 1996 and 1997, was 670,988 and 1,563,722, respectively. The weighted-average fair value of options granted during 1996 and 1997 was $5.62 and $13.83, respectively.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for its stock option plans and arrangements. If compensation cost for the stock option plans and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             June 30,
                                                    1996                1997
                                               --------------      --------------
         Net income
            As reported                        $   29,791,000      $   17,109,000
            Pro forma                              29,295,000          13,194,000
         Primary earnings per share
            As reported                                  1.18                 .60
             Pro forma                                   1.16                 .46
         Fully diluted earnings per share
            As reported                                  1.14                 .60
            Pro forma                                    1.12                 .49

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 June 30,
                                             1996       1997
                                           -------     -------
         Dividend yield                      1.22%        .54%
         Expected volatility                 45.42       47.98
         Risk-free interest rate              6.26        6.30
         Expected life of option           6 years     6 years

Note 10  Stockholders' Equity

The Company issued a three-for-two stock split in the form of a stock dividend on February 21, 1997 to stockholders of record on February 10, 1997. The split was effected as a dividend of one share of common stock for every two shares of common stock outstanding. After giving effect to this stock split, the Company had 27.8 million shares outstanding at June 30, 1997.

The Company issued a three-for-two stock split in the form of a stock dividend on May 17, 1996 to stockholders of record on May 6, 1996. The split was effected as a dividend of one share of common stock on every two shares of common stock outstanding. After giving effect to this stock split, the Company had 23.8 million shares outstanding at June 30, 1996.

On October 10, 1996, the Company completed the sale of 3.62 million shares of common stock in a public offering. The proceeds to the Company from the offering, net of expenses, were $118 million.

The Company's bank agreements generally limit the Company's ability to pay dividends to an amount equal to 85% of its net income. In addition, the Company's indentures relating to its 10.5% Senior Notes due 2002 and 9.125% Senior Notes due 2003 place certain restrictions on the payment of dividends and the encumbrance of additional indebtedness based on the Company's net worth.

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

The Rights will become exercisable (with certain limited exceptions provided in the Rights agreement) following the 10th day after (a) a person or group announces acquisition of 15 percent or more of the common stock, (b) a person or group announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15 percent or more of the common stock, (c) the filing of a registration statement for an exchange offer of 15 percent or more of the common stock under the Securities Act of 1933, as amended, or (d) the Company's board of continuing directors determines that a person is an "adverse person," as defined in the Rights agreement.


Note 11 Subsidiary Guarantors

In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 which were guaranteed by all of the Company's subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net earnings and net equity of such subsidiaries are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis.


Note 12  Quarterly Financial Data (unaudited)

                                                                 Three Months Ended
                                                 ---------------------------------------------------
                                                 Sept 30         Dec 31        Mar 31        Jun 30
                                                 --------       --------      --------      --------
                                                       (In thousands, except per share amounts)
Fiscal 1996
         Revenue                                 $ 23,921       $ 34,079      $ 40,603      $ 51,661
         Income before income taxes                 9,758         12,190        14,823        15,528
         Net income                                 5,659          7,289         8,564         8,279
         Earnings per share - fully diluted          0.23           0.29          0.33          0.29

Fiscal 1997
         Revenue                                 $ 75,641       $ 80,028      $ 84,080      $ 32,772
         Income before income taxes                (4,053)        31,510        30,309       (24,258)
         Net income                                (4,624)        18,274        17,575       (14,115)
         Earnings per share - fully diluted          (.11)          0.53          0.51          (.37)

AAMES FINANCIAL
CORPORATION
RULE 12-06 PROPERTY PLANT AND EQUIPMENT
FISCAL YEARS 1995, 1996 AND 1997


COLUMN A                         COLUMN B         COLUMN C         COLUMN D       COLUMN E           COLUMN F
--------                       -----------       ----------      -----------     ----------        -----------
                                                                                   OTHER
                                                                                  CHANGES-
                                BALANCE AT                                          ADD              BALANCE
                                 BEGINNING        ADDITIONS                      (DEDUCT)-          AT END OF
CLASSIFICATION                   OF PERIOD         AT COST       RETIREMENTS      DESCRIBE            PERIOD
--------------                 -----------       ----------      -----------     ----------        -----------
1995
Automobile                     $   202,000       $   69,000        $ 76,000                        $   195,000
Furniture & Fixtures             1,237,000          349,000         125,000                          1,461,000
Leasehold Improvements             113,000           20,000                                            133,000
Data Processing Equipment        1,116,000          538,000                                          1,654,000
Capital Leases                     797,000                                                             797,000
                               -----------       ----------        --------       ---------        -----------
    Total                      $ 3,465,000       $  976,000        $201,000                        $ 4,240,000
                               ===========       ==========        ========       =========        ===========

1996
Automobile                     $   195,000       $  154,000        $ 93,000                        $   256,000
Furniture & Fixtures             1,461,000        2,163,000          70,000                          3,554,000
Leasehold Improvements             133,000          109,000                                            242,000
Data Processing Equipment        1,654,000        3,341,000          58,000                          4,937,000
Data Processing Software                            242,000                                            242,000
Capital Leases                     797,000            9,000                                            806,000
                               -----------       ----------        --------       ---------        -----------
    Total                      $ 4,240,000       $6,018,000        $221,000                        $10,037,000
                               ===========       ==========        ========       =========        ===========

1997
Automobile                     $   256,000       $  241,000                                        $   497,000
Furniture & Fixtures             3,554,000        2,366,000        $ 28,000                          5,892,000
Leasehold Improvements             242,000        1,424,000                                          1,666,000
Data Processing Equipment        4,937,000        3,308,000           6,000                          8,239,000
Data Processing Software           242,000        1,514,000                                          1,756,000
Capital Leases                     806,000                                                             806,000
                               -----------       ----------        --------       ---------        -----------
    Total                      $10,037,000       $8,853,000        $ 34,000                        $18,856,000
                               ===========       ==========        ========       =========        ===========

AAMES FINANCIAL
CORPORATION
RULE 12-07 ACCUMULATED DEPRECIATION
DEPLETION AND AMORTIZATION OF PROPERTY
PLANT AND EQUIPMENT
FISCAL YEARS 1995, 1996 AND 1997


COLUMN A                         COLUMN B         COLUMN C         COLUMN D        COLUMN E         COLUMN F
--------                       -----------      ------------     -----------      ---------       ------------
                                                                                   OTHER
                                                  ADDITIONS                       CHANGES-
                                BALANCE AT        CHARGED TO                        ADD              BALANCE
                                BEGINNING          COSTS &                        (DEDUCT)-         AT END OF
DESCRIPTION                     OF PERIOD          EXPENSES      RETIREMENTS      DESCRIBE           PERIOD
-----------                    -----------      ------------     -----------      ---------       ------------
1995
Automobile                     $   88,000       $    9,000         $ 76,000                       $   21,000
Furniture & Fixtures              646,000          175,000          125,000                          696,000
Leasehold Improvements            100,000           12,000                                           112,000
Data Processing Equipment         395,000          263,000                                           658,000
Capital Leases                    555,000          130,000                                           685,000
                               ----------       ----------         --------        --------       ----------
    Total                      $1,784,000       $  589,000         $201,000               -       $2,172,000
                               ==========       ==========         ========        ========       ==========

1996
Automobile                     $   21,000       $  102,000         $ 72,000                       $   51,000
Furniture & Fixtures              696,000          377,000                                         1,073,000
Leasehold Improvements            112,000           21,000                                           133,000
Data Processing Equipment         658,000          668,000                                         1,326,000
Data Processing Software                -           22,000                                            22,000
Capital Leases                    685,000           73,000                                           758,000
                               ----------       ----------         --------        --------       ----------
    Total                      $2,172,000       $1,263,000         $ 72,000               -       $3,363,000
                               ==========       ==========         ========        ========       ==========

1997
Automobile                     $   51,000       $   94,000                                        $  145,000
Furniture & Fixtures            1,073,000          793,000                                         1,866,000
Leasehold Improvements            133,000           63,000                                           196,000
Data Processing Equipment       1,326,000        1,467,000         $ 10,000                        2,783,000
Data Processing Software           22,000          353,000                                           375,000
Capital Leases                    758,000           48,000                                           806,000
                               ----------       ----------         --------        --------       ----------
    Total                      $3,363,000       $2,818,000         $ 10,000               -       $6,171,000
                               ==========       ==========         ========        ========       ==========

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AAMES FINANCIAL CORPORATION
                                        (Registrant)


Dated:  September 26, 1997              By: /s/ Cary H. Thompson
                                           ------------------------------------
                                           Cary H. Thompson
                                           Chief Executive Officer

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

            SIGNATURE                               TITLE                                DATE
            ---------                               -----                                ----
/s/ Gary K. Judis                      Chairman of the Board                      September 26, 1997
------------------------------
    Gary K. Judis

/s/ Cary H. Thompson                   Chief Executive Officer,                   September 26, 1997
------------------------------         Director (Principal Executive Officer)
    Cary H. Thompson

/s/ Neil B. Kornswiet                  President, Director                        September 26, 1997
------------------------------
    Neil B. Kornswiet

/s/ Gregory J. Witherspoon             Executive Vice President--                 September 26, 1997
------------------------------         Finance, Chief Financial
    Gregory J. Witherspoon             Officer, Director

/s/ Mark E. Elbaum                     Senior Vice President--                    September 26, 1997
------------------------------         Finance (Principal Accounting Officer)
    Mark E. Elbaum

/s/ Joseph R. Cerrell                  Director                                   September 26, 1997
------------------------------
    Joseph R. Cerrell

/s/ John Getzelman                     Director                                   September 26, 1997
------------------------------
    John C. Getzelman

/s/ Dennis F. Holt                     Director                                   September 26, 1997
------------------------------
    Dennis F. Holt

/s/ Melvyn Kinder                      Director                                   September 26, 1997
------------------------------
    Melvyn Kinder

/s/ Lee Masters                        Director                                   September 26, 1997
------------------------------
    Lee Masters

                                  EXHIBIT INDEX


               Management Contracts and Compensatory Plans:

               10.1       Form of Director and Officer Indemnification Agreement
               10.2(a)    Amended and Restated Employment Agreement between Registrant and Gary K. Judis (10)
               10.2(b)    Severance Agreement between Registrant and Gary K. Judis
               10.2(c)    Consulting Agreement between Registrant and Gary K. Judis
               10.3(a)    Second Amended and Restated Employment between Registrant and
                          Cary H. Thompson
               10.3(b)    Stock Option Agreement between Registrant and Cary H.
                          Thompson(10)
               10.4(a)    Employment Agreement between Registrant and Neil Kornswiet
               10.4(b)    Amendment No. 1 to Exhibit 10.4(a)
               10.5       Executive Severance Agreement between Registrant and Gregory
                          Witherspoon
               10.6       Second Amended and Restated Employment Agreement between
                          Registrant  and Barbara Polsky
               10.7       Employment Agreement between Registrant and Mark Costello
               10.8       1991 Stock Incentive Plan, as amended (2)
               10.9       1995 Stock Incentive Plan (10)
               10.10(a)   1996 Stock Incentive Plan (12)
               10.10(b)   Amendment No. 1 to Exhibit 10.10(a)
               10.11      1995 Employee Stock Purchase Plan (3)
               10.20      Variable Deferred Compensation Plan

               Other Exhibits:

                2.1       Agreement and Plan of Reorganization, dated as of
                          August 12, 1996, as amended by Amendment No. 1, dated
                          August 28, 1996 by and among Registrant, Aames
                          Acquisition Corporation, One Stop Mortgage, Inc. and
                          Neil B. Kornswiet (14)
                3.1       Certificate of Incorporation of Registrant, as amended
                3.2       Bylaws of Registrant, as amended
                4.1       Specimen certificate evidencing Common Stock of Registrant
                4.2       Rights Agreement, dated as of June 21, 1996 between Registrant and
                          Wells Fargo Bank, as rights agent (4)
               10.12(a)   Office Lease, dated December 13, 1989, between State
                          Street Bank and Trust Company of California, N.A. and
                          Aames Home Loan, Registrant's wholly owned subsidiary,
                          for the premises located at 3731 Wilshire Boulevard,
                          Los Angeles, California (1)
               10.12(b)   Amendments dated August 1, 1991, March 15, 1992, June 30, 1993 and  September 7, 1993 to Exhibit 10.12(b) (5)
               10.13(a)   Office Building Lease, dated as of August 7, 1996, between Registrant and California Plaza IIA, LLC, for the premises located at
                          350 S. Grand Avenue, Los Angeles, California
               10.13(b)   First Amendment, dated as of August 15, 1997, to Exhibit 10.13(a)

               10.14(a)   Indenture of Trust, dated February 1, 1995, between
                          Registrant and Bankers Trust Company of California,
                          N.A., relating to Registrant's 10.50% Senior Notes due
                          2002 (5)
               10.14(b)   Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit
                          10.14(a) (6)
               10.15      Indenture, dated as of February 26, 1996, between
                          Registrant and The Chase Manhattan Bank, N.A.,
                          relating to Registrant's 5.5% Convertible Subordinated
                          Debentures due 2006 (7)
               10.16      First Supplemental Indenture, dated as of October 21,
                          1996, between Registrant, The Chase Manhattan Bank and
                          certain wholly owned subsidiaries of Registrant,
                          relating to Registrant's 9.125% Senior Notes due 2003 (11)
               10.17(a)   Interim Loan and Security Agreement, dated as of
                          November 22, 1996, between Aames Capital Corporation,
                          Registrant's wholly owned subsidiary ("ACC") and
                          Prudential Securities Credit Corporation
               10.17(b)   Notice of Extension of Agreement No. 1, dated as of May 15, 1997, with effect as of March 31, 1997, to Exhibit 10.17(a)
               10.17(c)   Amendment, dated as of August 19, 1997, to Exhibit 10.17(a)
               10.18      Amended and Restated Mortgage Loan Warehousing Agreement,
                          dated as of January 15, 1997, among Registrant; ACC;
                          the lenders from time to time a party thereto; and
                          NationsBank of Texas, N.A., as administrative agent
                          for the lenders (13)
               10.19(a)   Aircraft Lease Agreement, dated as of March 8, 1996,
                          between C.I.T. Leasing Corporation and Oxford
                          Aviation Corporation, Inc., Registrant's wholly owned
                          subsidiary (7)
               10.19(b)   Corporate Guaranty Agreement, dated as of March 8,
                          1996, between Registrant and C.I.T. Leasing
                          Corporation, with respect to Exhibit 10.19(a) (7)
               11         Statement re computation of per share earnings
               21         Subsidiaries of the Registrant
               23.1       Consent of Price Waterhouse LLP
               23.2       Consent of KPMG Peat Marwick LLP
               27         Financial Data Schedule

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

 3 Incorporated by reference from Registrant's Registration Statement, File No. 333-01312.

 4 Incorporated by reference from Registrant's Registration Statement on Form 8-A, File No. 33-13660.

 5 Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-88516.

 6 Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

 7 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 8 Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-91640.

 9 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

10 Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Commission on September 16, 1996.

11 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

12 Incorporated by reference from Registrant's Registration Statement on Form S-8 dated January 6, 1997.

13 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

14 Incorporated by reference from Registrant's Current Report on Form 8-K dated September 11, 1996.