Form 10-Q
period 1997-09-30
AAMES FINANCIAL CORP/DE
filed 1997-11-14
CIK 879957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____to _____


                         COMMISSION FILE NUMBER 0-19604


                           AAMES FINANCIAL CORPORATION
             [Exact name of Registrant as specified in its charter]

        DELAWARE                                                95-4340340
[State or other jurisdiction of                             [I.R.S. Employer
incorporation or organization]                             Identification No.]


               350 SOUTH GRAND AVENUE, LOS ANGELES, CA 90071-3459
    [Address of Registrant's principal executive offices including zip code]

                                 (213) 640-5000
                         [Registrant's telephone number,
                              including area code]


                                   NO CHANGES
              [Former name, former address and former fiscal year,
                          if changed since last report]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [X]   No [ ]


      At November 7, 1997, Registrant had 27,804,417 shares of common stock outstanding.

                                TABLE OF CONTENTS



ITEM NO.                                                                                  PAGE NO.
--------                                                                                  --------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets at June 30, 1997 and September 30, 1997                 3

         Consolidated Statements of Income for the three months ended
         September 30, 1996 and 1997                                                         4

         Consolidated Statements of Cash Flows for the three months ended
         September 30, 1996 and 1997                                                         5

         Notes to Consolidated Financial Statements                                        6-7


Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    7-22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                  22
Item 2 - Changes in Securities                                                              22
Item 3 - Defaults Upon Senior Securities                                                    22
Item 4 - Submission of Matters to a Vote of Security Holders                                22
Item 5 - Other Information                                                                  22
Item 6 - Exhibits and Reports on Form 8-K                                                   22

        Signature Page                                                                      23

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,     September 30,
                                                           1997           1997
                                                       ------------   ------------
ASSETS
Cash and cash equivalents                               $26,902,000     $6,650,000
Loans held for sale, at lower of cost or market         242,987,000    203,716,000
Accounts receivable                                      59,180,000     61,486,000
Interest-only strips, estimated at fair market value    270,422,000    294,115,000
Mortgage servicing rights                                21,641,000     24,588,000
Residual assets                                         112,827,000    131,324,000
Equipment and improvements, net                          12,685,000     12,767,000
Prepaid and other                                        14,949,000     16,151,000
                                                       ------------   ------------
  Total assets                                         $761,593,000   $750,797,000
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY



Borrowings                                             $286,990,000   $286,990,000
Revolving warehouse facilities                          137,500,000    104,500,000
Accounts payable and accrued expenses                    29,297,000     29,931,000
Income taxes payable                                     39,452,000     48,795,000
                                                       ------------   ------------
  Total liabilities                                     493,239,000    470,216,000
                                                       ------------   ------------


Stockholders' equity:
    Preferred Stock, par value $.001 per
       share, 1,000,000 shares authorized;
       none outstanding
    Common Stock, par value $.001 per share
       50,000,000 shares authorized;
       27,758,800, and 27,773,600 shares outstanding         28,000         28,000
Additional paid-in capital                              209,358,000    209,420,000
Retained earnings                                        58,968,000     71,133,000
                                                       ------------   ------------
  Total stockholders' equity                            268,354,000    280,581,000
                                                       ------------   ------------
  Total liabilities and stockholders' equity           $761,593,000   $750,797,000
                                                       ============   ============



The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                 September 30,
                                          ----------------------------
                                              1996            1997
                                          ------------    ------------
Revenue:
    Gain on sale of loans                  $56,199,000     $44,721,000
    Net unrealized gain on valuation
       of interest-only strips                      --       5,029,000
    Commissions                              7,747,000       5,855,000
    Loan service                             4,660,000       9,782,000
    Fees and other                           7,035,000      12,525,000
                                          ------------    ------------
       Total revenue                        75,641,000      77,912,000
                                          ------------    ------------

Expenses:
    Compensation and related expenses       19,324,000      21,759,000
    Production expenses                      7,474,000       5,797,000
    General and administrative expenses      7,562,000       8,085,000
    Interest expense                         7,444,000      10,098,000
    Provision for loan losses                9,782,000       8,570,000
    Nonrecurring charges                    28,108,000              --
                                          ------------    ------------
       Total expenses                       79,694,000      54,309,000
                                          ------------    ------------


Income before income taxes                  (4,053,000)     23,603,000
Provision for income taxes                     571,000      10,522,000
                                          ------------    ------------
Net income (loss)                         $ (4,624,000)    $13,081,000
                                          ============    ============

Net income per share
          Primary                         $     ( 0.17)        $  0.45
                                          ============    ============
          Fully diluted                   $      (0.11)        $  0.40
                                          ============    ============
          Dividends                       $       0.03         $  0.03
                                          ============    ============

Weighted average number
of shares outstanding
          Primary                           26,229,000      29,226,000
                                          ============    ============
          Fully Diluted                     32,389,500      35,333,000
                                          ============    ============


The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended
                                                                           September 30,
                                                                  ------------------------------
                                                                       1996             1997
                                                                  -------------    -------------
Operating activities:
    Net (loss) income                                              $ (4,624,000)     $13,081,000
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Provision for loan losses                                      9,782,000        8,570,000
       Depreciation and amortization                                    521,000          899,000
       Deferred income taxes                                          7,356,000        5,233,000
       Gain on sale of loans                                        (69,933,000)     (49,734,000)
       Net unrealized gain on valuation of interest-only strips              --       (5,029,000)
       Amortization of interest-only strip                           11,208,000       22,500,000
       Mortgage servicing rights originated                          (3,387,000)      (4,861,000)
       Mortgage servicing rights amortization                           728,000        1,914,000
       Changes in assets and liabilities:
          Loans originated or purchased                            (501,319,000)    (523,139,000)
          Proceeds from sale of loans                               544,249,000      562,410,000
          Decrease (Increase) in:
            Accounts receivable                                       1,488,000       (2,306,000)
            Prepaid and other                                           889,000       (1,202,000)
            Residual assets                                         (10,007,000)     (18,497,000)
          Increase (decrease) in:
            Accounts payable and accrued expenses                     7,865,000          634,000
            Income taxes payable                                     (9,295,000)       4,110,000
                                                                  -------------    -------------
Net cash (used in) provided by operating activities                 (14,479,000)      14,583,000
                                                                  -------------    -------------

Investing activities:
     Purchases of property and equipment                             (1,734,000)        (981,000)
                                                                  -------------    -------------
Net cash (used in) investing activities                              (1,734,000)        (981,000)
                                                                  -------------    -------------

Financing activities:
    Proceeds from sale of stock or exercise of options                   94,000           62,000
    Proceeds from borrowing                                          36,989,000               --
    Amounts outstanding under warehouse facilities                   57,929,000      (33,000,000)
    Dividends paid                                                     (675,000)        (916,000)
                                                                  -------------    -------------
Net cash provided by (used in ) financing activities                 94,337,000      (33,854,000)
                                                                  -------------    -------------
Net increase (decrease) in cash and cash equivalents                 78,124,000      (20,252,000)
Cash and cash equivalents at beginning of period                     23,941,000       26,902,000
                                                                  -------------    -------------
Cash and cash equivalents at end of period                         $102,065,000       $6,650,000
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

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three months ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

NOTE 2: RECLASSIFICATIONS

    Certain amounts related to fiscal year 1997 have been reclassified to conform to the fiscal year 1998 presentation.

NOTE 3: SUBSIDIARY GUARANTORS

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

NOTE 4: NEW ACCOUNTING STANDARDS

    The Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") effective January 1, 1997. The adoption of SFAS 125 did not have a material effect on the Company's results of operations for the quarter ended September 30, 1997. As a result of the adoption of SFAS 125, the Company records amounts previously categorized as "Excess servicing gains" in the consolidated Statements of Income as "Gain on sale of loans." Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as "Excess servicing receivable" as an investment security called "Interest-only strips." The Company has classified this asset as a trading security and, for the quarter ended September 30, 1997, recorded a mark-to-market unrealized gain of $5.03 million on this security. SFAS 125 requires that this mark-to-market unrealized adjustment be reported separately from "Gain on sale of loans" and the adjustment has been labeled "Net unrealized gain on valuation of interest-only strips" in the Consolidated Statements of Income.

    In February 1997, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS included common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS, while making the United States computation more compatible to the standards of other countries. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures. The Company will adopt SFAS 128 effective December 31, 1997, and does not expect the adoption of SFAS 128 to have a material impact on its financial statements.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required. SFAS 129 is effective for fiscal periods beginning after December 15, 1997. The Company will adopt SFAS 129 effective July 1, 1998.

    In October 1995, the FASB released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes methods of accounting for stock-based compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 123 in fiscal year 1997. The adoption of SFAS 123 did not have a material effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements included in Item 1 of this Form 10-Q.

GENERAL

    The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgage loans secured by single family residences. The Company, upon its formation in 1991, acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans through a broker network. In late fiscal 1997, the Company began offering small commercial loans on a limited basis which it currently sells on a whole loan basis servicing released.

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

    The Company originates and purchases loans on a nationwide basis through three production channels--retail, broker and correspondent. The Company underwrites and has each property appraised for every loan it originates and generally re-underwrites and reviews appraisals on all loans it purchases. The Company retains the servicing rights (collecting loan payments and managing borrower defaults) to substantially all of the loans it originates or purchases. Of the Company's $3.4 billion servicing portfolio at September 30, 1997, 45% was subserviced by third parties. In fiscal 1997, the Company's servicing division implemented systems and added personnel that will allow it to service directly substantially all of its servicing portfolio by the end of fiscal 1998.

    The Company's strategic plan calls for expanding its retail and broker networks, the Company's core production units, and decreasing bulk loan purchases resulting in lower production volume in the correspondent unit. The Company plans continued national geographic expansion in its core production units which is expected to enhance growth opportunities. The Company is also considering expanding operations on an international basis, initially in the United Kingdom through its broker subsidiary One Stop.

    The following table presents the volume of loans originated and purchased by the Company through each of the three production channels and the portfolio serviced by the Company during the periods presented:

                                       THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                         -------------
                                        (IN THOUSANDS)
                                       1996         1997
                                    ----------   ----------
Loans originated and purchased:
  Broker Network ................     $140,916     $261,834
  Retail(1) .....................      101,390      133,546
  Correspondent .................      259,013      127,759
                                    ----------   ----------
Total ...........................     $501,319     $523,139
                                    ==========   ==========

Servicing portfolio at period end   $1,773,000   $3,402,000


    (1) Includes loans brokered to institutional investors.

    Despite the expected reduction in correspondent volume, total originations increased 4.4% from $501 million for the quarter ended September 30, 1996 to $523 million for the quarter ended September 30, 1997. The Company's core operations, retail and broker, increased 63% from $242 million to $395 million for the quarters ended September 30, 1996 and 1997, respectively. The growth in core originations was due to the planned geographic expansion in the retail and broker units. The Company's retail originations were $133 million for the quarter ended September 30, 1997 compared to $101 million for the quarter ended September 30, 1996. Origination volume for the broker network reached $262 million for the quarter ended September 30, 1997 compared to $141 million for the quarter ended September 30, 1996. Correspondent purchases were $128 million for the quarter ended September 30, 1997 compared to $259 million for the quarter ended September 30, 1996. The pricing changes made in the last fiscal year, with respect to bulk purchased loans, resulted in lower production volume in the correspondent unit. The first fiscal quarter's production figures also reflect the Company's strategic shift up the credit grade spectrum. Of the total loans originated and purchased by the Company in the quarter ended September 30, 1997, 90% were A-, A, B and C credit grade loans and 10% were C- and D credit grade loans, compared to 70% and 30% respectively in last year's comparable quarter.

    At September 30, 1997, the Company operated 60 retail loan offices serving 26 states (including the District of Columbia), compared to 52 offices serving 18 states at September 30, 1996. At September 30, 1997, One Stop operated 40 branches serving 35 states (including the District of Columbia), compared to 29 branches serving 26 states at September 30, 1996.

CERTAIN ACCOUNTING CONSIDERATIONS AND RISK FACTORS

    Accounting Considerations. As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans in securitization transactions. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The gain on sale of loans (net of the unrealized gain or loss on valuation of interest-only strips) represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%) and a monoline insurance fee, if any. The gain on sale of loans provides the basis for the calculation of the interest-only strips, which are recorded as an asset on the Company's consolidated balance sheet. The interest-only strips represent the present value of the Company's future cash flows from the securitized pools, adjusted for the reserve for loan losses. The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include the following: (i) rate of prepayment; (ii) discount rate used to calculate present value; and (iii) the provision for credit losses on loans sold. There can be no assurance of the accuracy of management's estimates.

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

    In determining the provision for credit losses on loans sold, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations and the loan-to-value ratios of the loans included in the current securitizations. At September 30, 1997, the Company had reserves of $47.9 million related to these credit risks, or 1.5% of the outstanding balance of loans securitized as of that date. Cumulative net losses to date from the Company's securitization transactions since June 1992 have totaled $10.7 million. The weighted average loan-to-value ratio of the loans serviced by the Company was 69% as of September 30, 1997.

    The interest-only strips are amortized over the expected lives of the related loans and a corresponding reduction in servicing fee income is recorded. On a quarterly basis, the Company reviews the fair value of the interest-only strips by analyzing its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry. The interest-only strips are marked-to-market through a charge to earnings.

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

     Prepayment, Credit and Basis Risk. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors -- Prepayment and Credit Risk" in the Company's Form 10-K for the fiscal year ended June 30, 1997. The value of the Company's interest-only strips created as a result of the securitization of adjustable rate mortgage ("ARM") loans is subject to so-called basis risk. Basis risk arises when the ARM loans in a securitization trust bear interest based on an index or adjustment period that is different from the mortgage-backed securities issued by the trust. Accordingly, in the absence of effective hedging strategies, in a period of increasing interest rates, the value of the interest-only strips would be adversely affected because the interest rates on the mortgage-backed securities issued by a securitization trust could adjust faster than the interest rates on the Company's ARMs in the trust. Moreover, ARMs are typically subject to periodic and lifetime interest rate caps, which limit the amount an ARM's interest rate can change during any given period. Hence, in a period of rapidly increasing interest rates, the value of the interest-only strips could be adversely affected in the absence of effective hedging strategies because the interest rates on the mortgage-backed securities issued by a securitization trust could increase without limitation by caps, while the interest rates on the Company's ARMs would be so limited. The Company pursues various securitization strategies in an effort to reduce risk; however, there can be no assurances that a securitization strategy will economically address this risk.

     Losses in Securitization Trusts; Right to Terminate Mortgage Servicing. A substantial majority of the Company's servicing portfolio consists of loans securitized by the Company and sold to REMIC or owner trusts in securitization transactions. Generally, the form of agreement entered into in connection with these securitizations contains specified limits on losses that may be incurred in each trust. Losses occur when the liquidation proceeds from disposal of foreclosed properties, plus liquidation expenses, are less than the principal balances of the loans previously secured by such properties. If, at any measuring date, the losses with respect to any trust credit-enhanced by monoline insurance were to exceed the limits applicable to such trust, provisions of the agreements permit the monoline insurance company to terminate the Company's servicing rights to the affected pool.

     At September 30, 1997, five of the Company's trusts formed during the period from December 1994 through September 1995 and March 1996 (representing 7.9% of the dollar volume of the Company's servicing portfolio) exceeded one of two loss limits. The limit that has been exceeded provides that losses may not exceed a certain threshold (which ranges from .38% to .55% of the original pool balances in the relevant securitization trusts) on a rolling 12 month basis (the "Rolling Test"). The other limit, which was not exceeded, provides that losses may not exceed a certain cumulative threshold (which ranges from 1.3% to 1.9% of the original pool balances in the relevant securitization trusts) since the inception of the trust. These trusts are included in the eight trusts with respect to which the delinquency rates have also exceeded the applicable limits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources."

     Although the monoline insurance company has the right to terminate servicing with respect to the trusts referred to above, no servicing rights have been terminated. There can be no assurance that the Company's servicing rights with respect to the mortgage loans in such trusts, or any other trusts which exceeds the specified delinquency or loss limits in future periods, will not be terminated.

     Risks Involved in Commercial Mortgage Lending. The Company offers commercial mortgage loans on a limited basis in amounts ranging from $250,000 to $2.0 million secured by commercial properties, such as multifamily residences, retail establishments, office buildings, light industrial/warehouse facilities and mobile home parks. In the September 1997 quarter, the Company sold $8.7 million of commercial loans to a third party, servicing released. Although the Company intends to continue to sell these loans on a whole loan, servicing released basis, the Company bears certain risks during the time it holds the loans pending their sale. Commercial mortgage lending is generally viewed as exposing the lender to a greater risk of loss than residential mortgage lending, in part, because it typically involves larger loans to single borrowers or groups of related borrowers than residential mortgage loans. Further, the repayment of commercial mortgages secured by income-producing properties is typically dependent upon the tenant's ability to meet its obligations under the lease relating to such property, which in turn depends upon profitable operations of the related property. In the event of a default on any commercial mortgage held by the Company, the Company bears the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property, plus any payments from an insurer or guarantor, and the amount owed on the commercial mortgage.

    Commercial mortgages generally are non-recourse to the borrower. In the event of foreclosure on a commercial mortgage, the value of the property and other collateral securing the commercial mortgage may be less than the principal amount outstanding on the commercial mortgage and the accrued but unpaid interest. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties, who may seek the protection of the bankruptcy laws which can result in termination of lease contracts all of which may adversely affect the timing and amount of payment received by the Company with respect to such commercial mortgages.

    Forward-Looking Statements. This Report contains forward looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: negative cash flows and capital needs, delinquencies, prepayment and credit risk, basis risks, risks of contracted servicing, dependence on funding sources, capitalized interest-only strips, recent acquisition of One Stop, dependence on broker network, impact of increases in correspondent pricing, risks associated with high loan-to-value loan products, competition, concentration of operations, timing of loan sales, economic conditions, contingent risks and government regulation. For a more complete discussion of these risks and uncertainties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 1997.

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

    The following table sets forth information regarding the components of the Company's revenue and expenses for the three months ended September 30, 1996 and 1997:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      ----------------------
                                                          (IN THOUSANDS)
                                                        1996          1997
                                                      --------      --------
Revenue:
  Gain on sale of loans ...........................    $56,199       $44,721
  Net unrealized gain on valuation of interest-only
  strips ..........................................         --         5,029
  Commissions .....................................      7,747         5,855
  Loan service:
    Servicing spread ..............................      3,007         6,170
    Prepayment fees ...............................      1,034         2,355
    Late charge and other servicing fees ..........        619         1,257
  Fees and other:
    Closing .......................................        847           587
    Appraisal .....................................        470           501
    Underwriting ..................................        615           246
    Interest income ...............................      4,893        11,031
    Other .........................................        210           160
                                                      --------      --------
        Total revenue .............................    $75,641       $77,912
                                                      --------      --------

Expenses:
  Compensation and related expenses ...............    $19,324       $21,759
  Production expenses .............................      7,474         5,797
  General and administrative expenses .............      7,562         8,085
  Interest expense ................................      7,444        10,098
  Provision for loan losses .......................      9,782         8,570
  Nonrecurring charges ............................     28,108            --
                                                      --------      --------
        Total expenses ............................    $79,694       $54,309

  Income (loss) before income taxes ...............    $(4,053)      $23,603
  Provision for income taxes ......................        571        10,522
                                                      --------      --------
        Net income (loss) .........................    $(4,624)      $13,081
                                                      ========      ========

REVENUE

    Total revenue for the three months ended September 30, 1997 was $77.9 million, a 3.0% increase from $75.6 million for the three months ended September 30, 1996. The increase in total revenue was due to higher loan service income resulting from the increased size of the servicing portfolio and higher interest income due to the greater amount of loans carried over as loans held for sale.

    Gain on sale, which included $5.03 million of an unrealized gain on valuation of interest-only strips related to loans sold, for the three months ended September 30, 1997 was $49.8 million, an 11.4% decrease from $56.2 million for the corresponding period last year. This decrease was primarily the result of the lower gain on sale and the smaller mortgage loan pool securitized and sold by the Company in the current quarter. Beginning in the fourth quarter of fiscal 1997, the Company increased the prepayment rate assumption used to record the gain on sale, thereby reducing the total amount of gain recorded compared to prior periods. The Company securitized $504 million for the period ended September 30, 1997 compared to $527 million for the period ended September 30, 1996. However, the Company continues to carryover significantly more loans held for sale than in previous years. Loans held for sale at September 30, 1997 increased 43% to $204 million from $143 million at September 30, 1996 and declined from $243 million at June 30, 1997. This decline for the quarter ended September 30, 1997 from June 30, 1997 resulted from the securitization of $504 million and whole loan sales totaling $39.0 million which in the aggregate exceeded loan production for the quarter. Management believes the increased carryover levels will provide the Company with additional cash flows, efficiencies and flexibility in the future.


    Commissions earned on loan originations continue to be an important component of total revenue, although to a lesser degree than in prior years, comprising 10% and 7.5% of total revenue for the three months ended September 30, 1996 and 1997, respectively. Commission revenue was $5.9 million for the three months ended September 30, 1997, a 23% decrease from $7.7 million for the three months ended September 30, 1996. The decrease in commissions for the three months ended September 30, 1997 was the result of a decline in weighted average commission rates for both the retail and broker network production units. The lower weighted average commission rate in 1997 reflected competitive factors, and the increase of higher credit grade loans originated which generally carry lower commission rates.

    Loan service revenue increased to $9.8 million in the quarter ended September 30, 1997, an increase of 109% from $4.7 million in the comparable quarter in 1996. The Company continues to focus its efforts on increasing its loan servicing portfolio and achieving increasing economies of scale. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by the amortization of the interest-only strips and originated mortgage servicing rights ("OMSR's"). The increase in loan service revenues for the three months ended September 30, 1997 was due primarily to the greater size of the portfolio of loans serviced in this period offset by increased amortization of the interest-only strips and OMSR's.

    The Company's loan servicing portfolio at September 30, 1997 increased to $3.4 billion, up 89% from $1.8 billion for the same period last year. Consistent with the Company's strategic plan, the Company's in-house serviced portfolio increased by both the transfer of loans which had been subserviced by third parties, and the direct servicing of the majority of new production during the period. In fiscal 1997, the Company's servicing division implemented systems and added personnel that will allow it to service directly substantially all of its servicing portfolio by the end of fiscal 1998. Management believes the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing.

     The Company has historically experienced delinquency rates that are higher than those prevailing in its industry. However, management believes the Company's historical loan losses are generally lower than those experienced by most other lenders to credit-impaired borrowers because of the lower combined loan-to-value ratios on the Company's servicing portfolio. Management does, however, expect loss rates to increase as the Company originates and purchases a larger portion of higher credit grade loans which generally carry higher loan-to-value ratios. In addition, during the quarter ended September 30, 1997, losses increased over the prior year period due to more aggressive efforts to dispose of real estate owned properties. These efforts are expected to continue which will likely result in higher levels of losses in future periods. The Company has increased its loan loss provision from 1.3% of the pool balance at December 31, 1996 to 1.7% of the pool balance at September 30, 1997. The following table sets forth delinquency, foreclosure, loss and reserve information of the Company's servicing portfolio for the periods indicated:

                                                           Year Ended                           Three Months Ended
                                                            June 30,                              September 30,
                                          -------------------------------------------      ----------------------------
                                              1995           1996            1997             1996             1997
                                          -----------    -----------      -----------      -----------      -----------
                                                           (Dollars in Thousands)
Percentage of dollar amount of
   delinquent loans
   to loans serviced
   (period end)(1)(2)(3)
One month .............................           3.9%           4.9%             4.3%             5.0%             3.2%
Two months ............................           1.6            1.8              1.9              1.9              1.3
Three or more months:
Not foreclosed (4) ....................           5.0            8.0              8.1              7.3              8.3
Foreclosed (5) ........................           1.5            1.0              1.0              1.0              1.2
                                          -----------    -----------      -----------      -----------      -----------
Total .................................          12.0%          15.7%            15.3%            15.2%            14.0%
Percentage of dollar amount of loans
    foreclosed to loans serviced
    (period end) (2) ..................           1.2%           1.1%             1.5%             .42%             .58%

Number of loans foreclosed ............           159            221(6)           560(6)            86(6)           241(6)
Principal amount of foreclosed loans ..   $     6,675    $    14,349      $    48,029      $     7,272      $    19,744

Net losses on foreclosed loans included
    in pools (3)(7) ...................   $       127    $       931      $     5,470      $       932      $     4,160

Percentage of annualized losses to
average servicing portfolio ...........           .03%           .09%             .24%             .24%             .51%

Liquidation loss reserve (8) ..........   $     3,371    $    10,300      $    43,586      $    19,410      $    47,948

Servicing portfolio (period end) ......   $   608,700    $ 1,370,000      $ 3,174,000      $ 1,773,000      $ 3,402,000


(1)     Delinquent loans are loans for which more than one payment is past due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company, and any subservicer as of the end of the periods indicated. Percentages for fiscal year 1996 have not been restated to include delinquencies on loans originated by One Stop. The Company believes any such adjustment would not be material.

(3) At September 30, 1997, the dollar volume of loans delinquent more than 90 days in the Company's eight REMIC trusts, five of which also exceeded certain loss limits, formed in December 1992 and during the period from December 1994 to June 1996 exceeded the permitted limit in the related pooling and servicing agreements. See "Certain Accounting Considerations and Risk Factors -- Losses in Securitization Trusts; Right to Terminate Mortgage Servicing" and "Capital Resources".

(4) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(5) Represents properties acquired following a foreclosure sale and still serviced by the Company.

(6) The increase in the number of loans foreclosed and principal amount of loans foreclosed in fiscal year 1997 and quarter ended September 30, 1997 relative to fiscal year 1996 and quarter ended September 30, 1996 is due to the larger, more seasoned servicing portfolio.

(7) Represents losses, net of gains, on foreclosed properties in pools sold during the period indicated.

(8)     Represents period end reserves for future liquidation losses.

     Fees and other revenue increased 79% from $7.0 million for the three months ended September 30, 1996, to $12.5 million for the three months ended September 30, 1997. Included in other revenue is interest income earned on loans in the Company's portfolio. Interest income increased for the three months ended September 30, 1997 due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company offset by the decline in the weighted average coupon from 11.1% at September 30, 1996 to 10.3% at September 30, 1997. Fees and other revenue also includes fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees.

EXPENSES

     Compensation and related expenses increased 13% from $19.3 million to $21.8 million for the quarters ended September 30, 1996 and 1997, respectively. This increase was primarily due to the continued effort to accommodate increased origination volumes and expansion of the Company's core production units. Compensation and related expenses as a percentage of total loan originations and purchases were 3.9% and 4.2%, and as a percentage of core loan originations were 8.0% and 5.5%, for the three months ended September 30, 1996 and 1997, respectively.

     Production expenses, primarily advertising, outside appraisal costs, travel and entertainment and credit reporting fees, decreased 23% from $7.5 million to $5.8 million for the quarters ended September 30, 1996 and 1997, respectively. This decrease was mainly due to the 31% reduction in advertising costs from $5.2 million to $3.6 million for the quarters ended September 30, 1996 and 1997 as the Company emphasized direct mail over electronic media advertising. The Company continually monitors the sources of its loan applications to determine the most effective methods of advertising. Production costs as a percentage of total loan originations and purchases were 1.5% and 1.1%, and as a percentage of core loan originations were 3.1% and 1.5%, for the three months ended September 30, 1996, and 1997 respectively.

     General and administrative expenses increased 6.6% from $7.6 million to $8.1 million for the quarters ended September 30, 1996 and 1997, respectively. The increase was primarily the result of increased occupancy and communication costs related to the Company's expansion and increased origination volumes.

     Interest expense increased 36% from $7.4 million to $10.1 million for the quarters ended September 30, 1996 and 1997, respectively. The increase was primarily the result of the sale in the second quarter of fiscal 1997 of $150 million of its 9.125% Senior Notes due 2003. Interest expense is expected to increase in future periods due to the Company's continued reliance on warehousing arrangements to fund increased originations and purchases of loans pending their securitization.

     The provision for loan losses decreased 12% from $9.8 million to $8.6 million for the quarters ended September 30, 1996 and 1997, respectively. The decrease was primarily related to the smaller size of the Company's securitization in the first quarter of 1997 compared to the first quarter of 1996 and the reduction in provisions from 1.86% of the pool size for the quarter ended September 30, 1996 to 1.70% of pool size for the quarter ended September 30, 1997. Higher provision estimates were used in the first quarter of fiscal 1996 due to the Company's uncertainty as to expected loss experience with One Stop's products. The Company has evaluated its actual loss performance over the last year and believes that the 1.70% loss provision is adequate; however, there can be no assurance that the Company's actual losses will not exceed this estimate.

     In the three months ended September 30, 1996, the Company incurred $28.1 million of nonrecurring charges. Approximately $25.0 million was directly related to the acquisition of One Stop. The remaining amount related primarily to a reserve for vacating corporate headquarters.

INCOME TAXES

     The Company's provision for income taxes increased from $571,000 for the three months ended September 30, 1996 to $10.5 million for the three months ended September 30, 1997. Despite the net loss reported in the three months ended September 30, 1996, a provision for income taxes was required as a result of the impact of $5.4 million of nonrecurring charges that were not tax deductible. The effective tax rate increased from 42% for the quarter ended June 30, 1997 to 45% for the quarter ended September 30, 1997. This increase was due to the higher level of taxable earnings and non-deductible compensation expense during the quarter ended September 30, 1997.

FINANCIAL CONDITION

     Loans held for sale. The Company's portfolio of loans held for sale decreased from $243 million at June 30, 1997, to $204 million at September 30, 1997. The decline from the prior quarter carryover resulted from the Company's sale of mortgages exceeding production levels in the current quarters. However, the Company continues to carryover significantly more loans than in previous years. Management believes the increase in the carryover amount will provide the Company with additional cash flows, efficiencies and flexibility in the future. There can be no assurance that the Company can maintain this level of carryover in future periods.

     Accounts receivable. Accounts receivable, representing servicing fees and advances and other receivables, increased from $59.2 million at June 30, 1997, to $61.5 million at September 30, 1997. This increase was primarily the result of larger pools serviced and increases in related advances and receivables.

     Interest-only-strips. Interest-only-strips increased from $270 million at June 30, 1997 to $294 million at September 30, 1997 reflecting the Company's gain on sale from the securitization in the quarter ended September 30, 1997, net of amortization.

     Mortgage servicing rights. Mortgage servicing rights increased from $21.6 million at June 30, 1997 to $24.6 million at September 30, 1997 reflecting the Company's gain on sale from the securitization in the quarter ended September 30, 1997, net of amortization.

     Residual assets. Residual assets represent the reserve accounts and overcollateralization amounts required to be maintained in connection with the securitization of loans. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior and subordinated certificates or bonds of the securitization trust. Residual assets increased from $113 million at June 30, 1997, to $131 million at September 30, 1997.

     Equipment and improvements, net. Equipment and improvements, net, increased from $12.7 million at June 30, 1997, to $12.8 million at September 30, 1997.

     Prepaid and other assets. Prepaid and other assets increased from $14.9 million at June 30, 1997 to $16.2 million at September 30, 1997.

     Borrowings. Borrowings remained unchanged at $287 million for both June 30, 1997 and September 30, 1997.

     Revolving warehouse facilities. Amounts outstanding under warehouse facilities decreased from $138 million at June 30, 1997, to $105 million at September 30, 1997, primarily as a result of the reduction in mortgage loan carryover. Proceeds from the Company's securitizations are used to pay down the Company's warehouse facilities.

LIQUIDITY

     The Company's operations require continued access to short-term and long-term sources of cash. The Company's operating cash requirements include the funding of: (i) mortgage loan originations and purchases prior to their securitization and sale, (ii) fees and expenses incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of mortgage loans, (iv) tax payments due on recognition of gain on sale other than in a debt-for-tax securitization structure, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness and (vii) advances in connection with the Company's servicing portfolio.

     The Company has operated on a negative cash flow basis and expects to continue to do so for as long as growth causes the Company's cash requirements to exceed cash generated by the Company from its operations, including its servicing activities. To increase the cash generated from operations, the Company may increase the volume of whole loans sold in bulk to other mortgage lenders. Unlike a securitization, a whole loan sale generates cash at the closing of the sale; however, such sales may generate less profit than a securitization.

     The Company is continuing efforts to enhance cash flow with the ultimate goal of reducing dependence on external sources. Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The Company expects to continue to fund its negative operating cash flows, subject to limitations under the Company's existing credit facilities, principally from borrowings from financial institutions and, to a lesser extent, sales of equity securities and public debt. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. The Company anticipates that its sources of liquidity, assuming access to residual financing, will be sufficient to fund the Company's liquidity requirements for the next 12 months, if the Company's future operations are consistent with management's current growth expectations. There can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms the Company would consider to be favorable. Further, principally as a result of the events described under "Item 1, Business--Recent Events," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, certain rating agencies have placed certain issues of the Company's debt under credit watch and one credit rating agency has downgraded certain issues of the Company's debt. This may affect the ability of the Company to secure credit facilities on favorable terms.

     Under the terms of the Company's Indenture, dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholder equity. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual financing the Company may incur on its residuals (interest-only strips) allocable to post-September 1996 securitizations is limited to 75% of the difference between such post-September 1996 residuals and $225 million. Warehouse indebtedness is not included in the indebtedness limitations.

     The Company securitized and sold in the secondary market $527 million and $504 million of loans for the three months ended September 30, 1996 and 1997, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts, or to repay the senior interests in order to increase overcollateralization to specified maximums. The accumulated amounts of such overcollateralization and cash reserve accounts are reflected on the Company's balance sheet as "residual assets." At September 30, 1997, the balance was $131 million compared to $113 million at September 30, 1996.

     In addition, the use of securitization transactions as a funding source by the Company has resulted in a significant amount of gains on sale of loans recognized by the Company. During the three months ended September 30, 1996 and 1997, the Company recognized gain on sale of loans in the amounts of $56.2 million and $44.7 million, respectively. In addition, the Company recognized $5.03 million for the quarter ended September 30, 1997 in net unrealized gain on valuation of interest-only strips in accordance with SFAS 125 implemented in the quarter ended March 31, 1997. In the Company's securitizations structured as a REMIC, the recognition of gain on sale has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the related service fees are collected and applicable reserve or overcollateralization requirements are met. In its operations, the Company employs various tax planning strategies, including the debt-for-tax securitization structure which allows the Company to defer the payment of taxes until income is distributed or received by the trust. In March 1997, the Company completed its first securitization using the debt-for-tax structure. This had a positive effect on the Company's cash flows. In addition, in the two most recent securitizations, the Company sold an interest-only strip generating cash at the time of settlement in the amount of $2.7 million in the fourth quarter of fiscal 1997, and $5.5 million in the first quarter of fiscal 1998.

     The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedging and other costs which, for the three months ended September 30, 1997, approximated .66% of the principal amount of the securitized mortgage loans sold.

CAPITAL RESOURCES

     The Company finances its operational cash requirements primarily through
(i) warehouse facilities and working capital lines of credit, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities.

     Warehouse Facilities. At September 30, 1997, the Company had two warehouse facilities in place. One facility is a warehouse line and working capital line of credit with a syndicate of eight commercial banks. This facility provides for a maximum borrowing amount of $350 million, is secured by loans originated and purchased by the Company as well as certain servicing receivables, and bears an interest rate of either 1.05% over the federal funds rate or .80% over one-month LIBOR. This line is currently scheduled to expire on January 13, 1998 and is subject to renewal. There is an additional warehouse line of credit from an investment bank that is secured by loans originated and purchased by the Company. This line of $250 million bears interest at a rate of 0.70% over one-month LIBOR and expires on December 30, 1997. The Company has a commitment from an investment bank for a warehouse facility with a maximum borrowing amount of $400 million. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future.

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

     In addition, in order to gain access to the secondary market, the Company has principally utilized monoline insurance companies to provide financial guarantee insurance on senior interests in the securitization trusts established by the Company. Although, the Company recently completed two securitizations utilizing a senior/subordinated structure, which relied on the internal credit enhancements of the pool rather than monoline insurance, the Company expects to utilize monoline insurance companies for at least a portion of its future securitizations. Any substantial reduction in the size or availability of the secondary market for the Company's loans or the unwillingness of monoline insurance companies to provide financial guarantee insurance for the senior interests in the securitization trusts could have a material adverse effect on the Company's financial position and results of operations. At September 30, 1997, the dollar volume of loans delinquent more than 90 days in the Company's eight securitization trusts, five of which also exceeded certain loss limits, formed in December 1992 and during the period from December 1994 to June 1996 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates negatively affect the Company's cash flows by increasing the overcollateralization levels, thereby deferring the Company's receipt of cash, and, in certain instances, by obligating the Company, as servicer, to advance past due interest. See "Liquidity". Higher delinquency levels also adversely influence the Company's assumptions underlying the gain on sale. Additionally, the higher delinquency and loss rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trusts. To date, no servicing rights have been terminated, and the Company believes that the likelihood of such an event is remote. The Company has implemented various plans to lower the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. The delinquency rate for September 30, 1997 was 14.0% compared to 15.2% at September 30, 1996. Further, the monoline insurance companies agreed to higher permitted delinquency limits than in the older pools mentioned above in the six most recent securitizations. See "Certain Accounting Considerations and Risk Factors -- Losses in Securitization Trusts; Right to Terminate Mortgage Servicing."

     Other Capital Resources. The Company has funded negative cash flow primarily from the sale of its equity and debt securities. In December 1991, July 1993, June 1995 and October 1996, the Company effected offerings of its Common Stock with net proceeds to the Company aggregating $179 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. Under the agreements relating to these debt issuances, the Company is required to comply to with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. The Company had cash and cash equivalents of approximately $6.65 million.

RISK MANAGEMENT

     The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations. The Company currently hedges its fixed rate pipeline and any LIBOR-based tranche, in its fixed rate securitizations, and continues to explore other avenues of risk mitigation, although none have been employed to date. The current fixed rate hedge products utilized are swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The hedge instrument used on the existing LIBOR-based tranches secured by fixed rate mortgages is an interest rate swap with a specified LIBOR rate cap. See "Certain Accounting Considerations and Risk Factors -- Prepayment, Credit and Basis Risk." The amount and timing of hedging transactions are determined by members of the Company's senior management. While the Company monitors the interest rate environment and employs fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

     The Company may also mitigate its exposure to interest rate risk through a pre-funding strategy in which it agrees to sell loans to the securitization trust in the future at an agreed-upon price. The pre-funding locks in the price agreed upon with investors on the pricing date typically five business days prior to the closing date of the securitizations for a period of generally 30 days. In a pre-funding arrangement, the Company typically delivers approximately 75% of the loans sold at the closing and the remainder generally within 30 days after the closing. Due to the expected benefit of increased mortgage loan carryover at June 30, 1997, there was no restricted cash related to the settlement of the Company's securitization in September 1997.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          11   Computation of Per Share Earnings

          27.1 Financial Disclosure Schedule

          99   Press release dated November 11, 1997

(b) Reports on Form 8-K: Current reports on Form 8-K dated August 29, 1997 (reporting the Company's earnings and cash dividend) and July 31, 1997 (reporting the appointment of two new directors) were filed during the quarter ended September 30, 1997.

                           AAMES FINANCIAL CORPORATION


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AAMES FINANCIAL CORPORATION

Date: November 13, 1997                By:/s/ David A. Sklar
                                          -----------------------------------
                                          David A. Sklar
                                          Executive Vice President-Finance
                                          and Chief Financial and Accounting
                                          Officer