Form 10-Q
period 1997-12-31
AAMES FINANCIAL CORP/DE
filed 1998-02-17
CIK 879957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 1997

                                       or

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

                                 (213) 210-5000
                         [Registrant's telephone number,
                              including area code]


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

                            Yes [X]           No [ ]

      At February 6, 1998, Registrant had 27,812,400 shares of common stock outstanding.

                                TABLE OF CONTENTS


ITEM NO.                                                                              PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

       Consolidated Balance Sheets at June 30, 1997 and December 31, 1997                   3

       Consolidated Statements of Income for the three and six months ended
       December 31, 1996 and 1997                                                           4

       Consolidated Statements of Cash Flows for the six months ended
       December 31, 1996 and 1997                                                           5

       Notes to Consolidated Financial Statements                                         6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   7-25

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                25

Item 2 - Changes in Securities                                                            25

Item 3 - Defaults Upon Senior Securities                                                  25

Item 4 - Submission of Matters to a Vote of Security Holders                           25-26

Item 5 - Other Information                                                                26

Item 6 - Exhibits and Reports on Form 8-K                                                 26

Signature Page                                                                            27

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,       DECEMBER 31,
                                                                     1997             1997
                                                                 ------------      ------------
                                                                   (Audited)       (Unaudited)
ASSETS
Cash and cash equivalents                                        $ 26,902,000      $  8,691,000
Loans held for sale, at lower of cost or market                   242,987,000       215,861,000
Accounts receivable                                                59,180,000        41,418,000
Interest-only strips, estimated at fair market value              270,422,000       327,146,000
Mortgage servicing rights                                          21,641,000        28,218,000
Residual assets                                                   112,827,000       154,208,000
Equipment and improvements, net                                    12,685,000        12,835,000
Prepaid and other                                                  14,949,000        15,700,000
                                                                 ------------      ------------
  Total assets                                                   $761,593,000      $804,077,000
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS'  EQUITY

Borrowings                                                       $286,990,000      $286,990,000
Revolving warehouse facilities                                    137,500,000       129,500,000
Accounts payable and accrued expenses                              29,297,000        38,305,000
Income taxes payable                                               39,452,000        56,094,000
  Total liabilities                                               493,239,000       510,889,000
                                                                 ------------      ------------


Stockholders' equity:
           Preferred Stock, par value $.001 per
              share, 1,000,000 shares authorized;
              none outstanding
           Common Stock, par value $.001 per share
              50,000,000 shares authorized;
              27,758,800, and 27,812,000 shares outstanding            28,000            28,000
Additional paid-in capital                                        209,358,000       209,602,000
Retained earnings                                                  58,968,000        83,558,000
                                                                 ------------      ------------
  Total stockholders' equity                                      268,354,000       293,188,000
                                                                 ------------      ------------
  Total liabilities and stockholders' equity                     $761,593,000      $804,077,000
                                                                 ============      ============


The accompanying notes are an integral part of these financial statements

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       DECEMBER 31,                      DECEMBER 31,
                                               ----------------------------      ------------------------------
                                                   1996            1997             1996                1997
                                               -----------      -----------      ------------      ------------
Revenue:
      Gain on sale of loans                    $56,960,000      $52,443,000      $113,160,000      $ 97,164,000
      Net unrealized gain on valuation
           of interest-only strips                       -        5,726,000                 -        10,755,000
      Commissions                                7,841,000        7,161,000        15,587,000        13,016,000
      Loan service                               5,402,000       10,362,000        10,062,000        20,144,000
      Fees and other                             9,825,000       11,962,000        16,860,000        24,487,000
                                               -----------      -----------      ------------      ------------
           Total revenue                        80,028,000       87,654,000       155,669,000       165,566,000
                                               -----------      -----------      ------------      ------------

Expenses:
      Compensation and related expenses         19,709,000       24,561,000        39,033,000        46,320,000
      Production expenses                        6,760,000        7,541,000        14,234,000        13,338,000
      General and administrative expenses        7,156,000        9,580,000        14,718,000        17,665,000
      Interest expense                           7,743,000       10,819,000        15,187,000        20,917,000
      Provision for loan losses                  7,150,000       10,893,000        16,932,000        19,463,000
      Nonrecurring charges                               -                -        28,108,000                 -
                                               -----------      -----------      ------------      ------------
           Total expenses                       48,518,000       63,394,000       128,212,000       117,703,000
                                               -----------      -----------      ------------      ------------

Income before income taxes                      31,510,000       24,260,000        27,457,000        47,863,000
Provision for income taxes                      13,236,000       10,917,000        13,807,000        21,439,000
                                               -----------      -----------      ------------      ------------
Net income                                     $18,274,000      $13,343,000      $ 13,650,000      $ 26,424,000
                                               ===========      ===========      ============      ============


Net income per share
               Basic                           $      0.67      $      0.48      $       0.53      $       0.95
                                               ===========      ===========      ============      ============
               Diluted                         $      0.53      $      0.41      $       0.45      $       0.80
                                               ===========      ===========      ============      ============
               Dividends per share             $      0.03      $      0.03      $       0.07      $       0.07
                                               ===========      ===========      ============      ============

Weighted average number
of shares outstanding
               Basic                            27,397,000       27,799,000        25,577,000        27,784,000
                                               ===========      ===========      ============      ============
               Diluted                          35,814,000       34,949,000        34,038,000        35,272,000
                                               ===========      ===========      ============      ============


The accompanying notes are an integral part of these financial statements

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                   DECEMBER, 31
                                                                       -------------------------------------
                                                                             1996                 1997
                                                                       ---------------       ---------------
Operating activities:
     Net income                                                        $    13,650,000       $    26,424,000
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Provision for loan losses                                          16,932,000            19,463,000
         Net charge-offs for loans                                          (1,764,000)          (9,947,000)
         Depreciation and amortization                                       1,223,000             1,845,000
         Deferred income taxes                                              13,734,000            19,723,000
         Gain on sale of loans                                            (143,302,000)         (103,290,000)
         Net unrealized gain on valuation of interest-only strips                    -           (10,755,000)
         Amortization of interest-only strip                                26,349,000            47,805,000
         Mortgage servicing rights originated                               (7,828,000)          (10,664,000)
         Mortgage servicing rights amortization                              2,283,000             4,087,000
         Changes in assets and liabilities:
                   Loans originated or purchased                        (1,130,090,000)       (1,138,802,000)
                   Proceeds from sale of loans                           1,161,725,000         1,165,928,000
                   Decrease (Increase) in:
                     Accounts receivable                                   (14,304,000)           17,762,000
                     Prepaid and other                                      (5,065,000)             (751,000)
                     Residual assets                                       (25,852,000)          (41,381,000)
                   Increase (decrease) in:
                     Accounts payable and accrued expenses                  10,829,000             9,008,000
                     Income taxes payable                                   (3,119,000)           (3,081,000)
                                                                       ---------------       ---------------
Net cash (used in) operating activities                                    (84,599,000)           (6,626,000)
                                                                       ---------------       ---------------

Investing activities:
      Purchases of property and equipment                                   (3,815,000)           (1,995,000)
                                                                       ---------------       ---------------
Net cash (used in) investing activities                                     (3,815,000)           (1,995,000)
                                                                       ---------------       ---------------

Financing activities:
     Proceeds from sale of stock or exercise of options                    117,565,000               244,000
     Proceeds from borrowing                                               149,978,000                     -
     Amounts outstanding under warehouse facilities                        (12,363,000)           (8,000,000)
     Dividends paid                                                         (1,588,000)           (1,834,000)
                                                                       ---------------       ---------------
Net cash provided by  (used in ) financing activities                      253,592,000            (9,590,000)
                                                                       ---------------       ---------------
Net increase (decrease) in cash and cash equivalents                       165,178,000           (18,211,000)
Cash and cash equivalents at beginning of period                            23,941,000            26,902,000
                                                                       ---------------       ---------------
Cash and cash equivalents at end of period                             $   189,119,000       $     8,691,000
                                                                       ===============       ===============


The accompanying notes are an integral part of these financial statements

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

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three months and six months ended December 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

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

NOTE 4: NEW ACCOUNTING STANDARDS

        The Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") effective January 1, 1997. The adoption of SFAS 125 did not have a material effect on the Company's results of operations since adoption. As a result of the adoption of SFAS 125, the Company records amounts previously categorized as "Excess servicing gains" in the Consolidated Statements of Income as "Gain on sale of loans." Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as "Excess servicing receivable" as an investment security called "Interest-only strips." The Company has classified this asset as a trading security and, for the quarter ended December 31, 1997, recorded a mark-to-market unrealized gain of $5.7 million on this security. SFAS 125 requires that this mark-to-market unrealized adjustment be reported separately from "Gain on sale of loans" and the adjustment has been labeled "Net unrealized gain on valuation of interest-only strips" in the Consolidated Statements of Income.

        In February 1997, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS included common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS, while making the United States computation more compatible to the standards of other countries. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures. The Company adopted SFAS 128 effective December 31, 1997. The adoption of SFAS 128 did not have a material impact on the Company's financial statements.

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

GENERAL

        The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans through a broker network. In late fiscal 1997, the Company began offering small commercial loans on a limited basis which it currently sells on a bulk basis servicing released.

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

        The Company has retained the servicing rights (collecting loan payments and managing borrower defaults) to substantially all of the loans it has originated or purchased and securitized. During the second fiscal quarter of 1998, the Company hired additional personnel to allow the Company to service directly substantially all of its servicing portfolio. Of the Company's $3.8 billion servicing portfolio at December 31, 1997, only 25% was subserviced by third parties compared to 48% at December 31, 1996. By the end of the third fiscal quarter of 1998, the Company intends to be directly servicing substantially all of its servicing portfolio. See "Expenses."

        The Company's strategic plan calls for continued national expansion of its retail and broker networks, the Company's core production units, and decreasing bulk loan purchases resulting in lower production volume in the correspondent unit. See "Recent Developments." The Company is also pursuing opportunities on an international basis, initially in the United Kingdom through its broker subsidiary One Stop.

        The following table presents the volume of loans originated and purchased by the Company through each of the three production channels and the portfolio serviced by the Company during the periods presented:


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          DECEMBER 31,                     DECEMBER 31,
                                                     1996             1997            1996               1997
                                                  ----------       ----------       ----------       ----------
                                                                          (IN THOUSANDS)
Loans originated and purchased:
  Broker network ..........................       $  189,685       $  273,756       $  330,602       $  535,590
  Retail(1) ...............................          114,549          157,292          215,938          290,838
  Correspondent ...........................          324,535          184,615          583,548          312,374
                                                  ----------       ----------       ----------       ----------
  Total ...................................       $  628,769       $  615,663       $1,130,088       $1,138,802
                                                  ==========       ==========       ==========       ==========

Servicing portfolio at period end..........                                         $2,274,400       $3,750,750

(1) Includes loans brokered to institutional investors.

        Total loan production for the quarter decreased 2.1% from $629 million for the quarter ended December 31, 1996 to $616 million for the quarter ended December 31, 1997. The decline was primarily due to a reduction in correspondent bulk loan purchases as a result of the previously announced pricing changes, which was mostly offset by increased loan production in the retail and broker production units. The growth in the Company's core production units reflects continued geographic expansion through the opening of 15 retail branches and one broker office in the second fiscal quarter. Included in that total are two new retail offices in Texas which, along with One Stop's existing presence there, positions the Company to benefit from this new home equity market. Effective January 1, 1998, restrictions on home equity lending in Texas were significantly reduced.

        The Company's retail and broker units increased production 42% from $304 million to $431 million for the quarters ended December 31, 1996 and 1997, respectively. The Company's retail originations were up 37% to $157 million for the quarter ended December 31, 1997 compared to $115 million for the quarter ended December 31, 1996. Origination volume for the broker network reached $274 million for the quarter ended December 31, 1997, up 44%, compared to $190 million for the quarter ended December 31, 1996. Correspondent purchases were $185 million for the quarter ended December 31, 1997 down from $325 million for the quarter ended December 31, 1996. The pricing changes made in the last fiscal year, with respect to bulk purchased loans, resulted in lower production volume in the correspondent unit. The second fiscal quarter's production volume also reflects the Company's strategic shift up the credit grade spectrum. Of the total loans originated and purchased by the Company in the quarter ended December 31, 1997, 93% were A-, A, B and C credit grade loans and 7% were C- and D credit grade loans, compared to 80% and 20%, respectively, in last year's comparable quarter.

        Although total loan production for the six months ended December 31, 1996 and 1997 remained relatively flat, the Company's retail and broker units increased loan production 51% from $547 million to $826 million for the six months ended December 31, 1996 and 1997, respectively. The Company's retail originations increased 35% to $291 million for the six months ended December 31, 1997 compared to $216 million for the six months ended December 31, 1996. Origination volume for the broker network reached $536 million for the six months ended December 31, 1997, up 62% compared to $331 million for the six months ended December 31, 1996. Correspondent volume decreased 46% from $584 million at December 31, 1996 to $312 million at December 31, 1996.

        At December 31, 1997, the Company operated 73 retail loan offices serving 30 states compared to 53 offices serving 18 states at December 31, 1996. At December 31, 1997, One Stop operated 41 branches serving 39 states, compared to 30 branches serving 26 states at December 31, 1996.

Recent Developments

        The Company has historically securitized on a quarterly basis substantially all of its loan production and recorded non-cash gain on sale in accordance with generally accepted accounting principles. The Company operated on a negative cash flow basis as the significant cash requirements necessitated by its securitization program exceeded the cash generated by the Company's operations. The Company recognized a gain on the sale of the loans securitized upon the closing of the securitization, but actually received the net cash proceeds over time. In determining the gain recognized at closing, the Company uses certain estimates as to prepayment rates, discount rates and loan losses. Since there can be no assurance as to the accuracy of management's estimates, there is an inherent risk in non-cash gain on sale accounting. See "Certain Accounting Considerations."

        To provide positive cash flow and reduce the risks associated with securitizations and non-cash gain on sale, the Company adopted a new business strategy in January 1998. Beginning with the first calendar quarter of 1998, the Company intends to focus on the sale of loans in the secondary market, either on a servicing retained or servicing released basis ("whole loan sales"), to generate cash earnings and reduce its reliance on securitizations. While the Company intends to continue focusing on increasing its servicing portfolio, whole loan market conditions may affect the Company's decision to sell loans on a servicing retained or servicing released basis.

        To implement this strategy, the Company is contemplating sponsoring a real estate investment trust ("REIT") to purchase the Company's mortgage loan production. It is anticipated that the REIT would operate a correspondent division with substantially all of the Company's correspondent personnel. In that event, although the Company would still purchase loans, its correspondent loan production would materially decrease. The Company may also enter into strategic alliances with existing mortgage REITs, depository institutions or other third parties to which the Company would sell its loan production. Further, depending on conditions in the whole loan market and other circumstances, the Company may securitize a portion of its loan production in the future.

        Since the prices paid for whole loans in the secondary market are generally substantially less than the gains recorded in a securitization, the Company expects that earnings will decrease. The Company expects, however, that the quality of its earnings will improve since whole loan sales generate cash earnings rather than non-cash gain on sale as in securitizations. As a result, the Company anticipates that this new business strategy will eventually permit it to operate on a positive cash flow basis.

        Consistent with this strategy, the Company has signed a non-binding letter of intent with Ocwen Financial Corporation ("Ocwen") and Ocwen Asset Investment Corp. ("OAIC"), a REIT, pursuant to which the Company will sell up to $600 million of whole loans to a third party on a servicing retained basis. It is contemplated that the third party will securitize those loans and sell the residual interest to OAIC. The letter of intent also provides that the Company would service the loans underlying the residual until they become 60 days delinquent and Ocwen would assume responsibility for the special servicing of such loans once they become 60 or more days delinquent.

CERTAIN ACCOUNTING CONSIDERATIONS

        As discussed under "Recent Developments," the Company has adopted a new business strategy designed to provide positive cash flow and reduce the risks associated with securitizations and non-cash gain on sale. The new strategy focuses on whole loan sales in the secondary market to generate cash earnings. The Company, however, will continue to include as an asset its interest-only strips relating to its earlier securitizations.

        Historically, the Company has sold substantially all of its loans in securitization transactions. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans (net of the unrealized gain or loss on valuation of interest-only strips) represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently
 .50%) and a monoline insurance fee, if any. The non-cash gain on sale of loans provides the basis for the calculation of the interest-only strips, which are recorded as an asset on the Company's consolidated balance sheet. The interest-only strips represent the present value of the Company's future cash flows from the securitized pools, adjusted for the reserve for loan losses. The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include the following: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and
(iii) the provision for credit losses on loans sold. There can be no assurance of the accuracy of management's estimates.

        The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate) and industry data. The rate of prepayment may be affected by a variety of economic and other factors, including the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization. Generally, a declining interest rate environment will encourage prepayments on higher credit grade loans. There can be no assurance of the accuracy of management's estimates. If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the interest-only strips may have to be written down through a charge to earnings in the period of adjustment.

        In order to determine the present value of the cash flow from the interest-only strips, the Company discounts the cash flows based upon rates prevalent in the market.

        In determining the provision for credit losses on loans sold, the Company has historically used assumptions that it believes are reasonable based on information from its prior securitizations and the loan-to-value ratios and credit grade of the loans included in the current securitizations. At December 31, 1997, the Company had reserves of $51.8 million related to these credit risks, or 1.5% of the outstanding balance of loans securitized as of that date. Cumulative net losses to date from the Company's securitization transactions since June 1992 have totaled $16.0 million. The weighted average loan-to-value ratio of the loans included in the Company's servicing portfolio was 70% as of December 31, 1997.

        The interest-only strips are amortized over the expected lives of the related loans and a corresponding reduction in servicing fee income is recorded. On a quarterly basis, the Company reviews the fair value of the interest-only strips by analyzing its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry. The interest-only strips are marked to market through a charge to earnings.

        Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of originated mortgage servicing rights ("OMSRs") assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of capitalized servicing fees receivable. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. The Company generally makes loans to credit-impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. As such, the Company does not consider interest rate a predominant risk characteristic for purposes of valuation. As the Company increases the amount of higher credit grade loans it originates and purchases, it may find that interest rate sensitivity among its borrower base also increases. The Company also expects reduced levels of OMSRs associated with whole loan sale transactions.

RISK FACTORS

        Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing. A substantial majority of the Company's servicing portfolio consists of loans securitized by the Company and sold to REMIC or owner trusts in securitization transactions. Generally, the form of agreement entered into in connection with these securitizations contains specified limits on delinquencies (i.e., loans past due 90 days or more) and losses that may be incurred in each trust. Losses occur when the liquidation proceeds from disposal of foreclosed properties, less liquidation expenses, are less than the principal balances of the loans previously secured by such properties and related interest and servicing advances (see below). If, at any measuring date, the delinquencies or losses with respect to any trust credit-enhanced by monoline insurance were to exceed the limits applicable to such trust, provisions of the agreements permit the monoline insurance company to terminate the Company's servicing rights to the affected pool.

        At December 31, 1997, the dollar volume of loans delinquent more than 90 days in the Company's eight securitization trusts formed in November 1992 and during the period from December 1994 to June 1996 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates negatively affect the Company's cash flows by increasing the required overcollateralization levels, thereby deferring the Company's receipt of cash, and, in certain instances, by obligating the Company, as servicer, to advance past due interest. See "Liquidity." Higher delinquency levels leading to higher loss levels also adversely influence the Company's assumptions underlying the gain on sale in a securitization transaction. Additionally, the higher delinquency rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trusts. The Company has implemented various plans to lower the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. However, management believes that the temporary disruption of servicing associated with the recent transfer of servicing in-house from third parties caused the one month delinquency rate to increase. The delinquency rate for December 31, 1997 was 14.9% compared to 14.2% at December 31, 1996.

        Six of the eight trusts referred to above plus two additional trusts (representing 9.6% of the dollar volume of the Company's servicing portfolio) exceeded one of two loss limits at December 31, 1997. The limit that has been exceeded provides that losses may not exceed a certain threshold (which ranges from .38% to 1.0% of the original pool balances in the relevant securitization trusts) on a rolling 12 month basis. Current loss levels have increased due to recent strategic moves to minimize the real estate owned ("REO") holding period and reduce carrying costs. Losses are expected to continue to increase due to the Company's accelerated efforts to sell properties. It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. The other limit, which was not exceeded, provides that losses may not exceed a certain cumulative threshold (which ranges from 1.3% to 2.0% of the original pool balances in the relevant securitization trusts) since the inception of the trust.

        Although the monoline insurance company has the right to terminate servicing with respect to the trusts referred to above, no servicing rights have been terminated and the Company believes that the likelihood of such an event is remote. There can be no assurance, however, that the

Company's servicing rights with respect to the mortgage loans in such trusts, or any other trusts which exceeds the specified delinquency or loss limits in future periods, will not be terminated.

        Risk of Adverse Changes in the Secondary Market for Mortgage Loans. The Company's most important capital resource is its ability to sell loans originated and purchased by it in the secondary market in order to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to securitize or sell whole loans for acceptable prices within a reasonable period of time. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations.

        Historically, the Company has sold its loans primarily through securitizations. With its new strategy of selling whole loans in the secondary market, the Company will rely on institutional purchasers, such as REITs, banks and other mortgage lenders, to purchase loans directly from the Company. There can be no assurance that such purchasers will be willing to purchase loans on terms satisfactory to the Company or that the market for such loans will continue. To the extent the Company cannot successfully identify whole loan purchasers or negotiate favorable terms for loan purchases, the Company's results of operations and financial condition could be materially adversely affected.

        Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

        The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. As part of the Company's overall systems enhancement program, the Company has recently committed to purchase a loan origination system that is year 2000 compliant. It is anticipated that all of the Company's year 2000 compliance efforts will be completed on time. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will be timely reprogrammed for year 2000 compliance.

        Forward-Looking Statements. This Report contains forward looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: negative cash flows and capital needs; delinquencies, negative impact on cash flow, right to terminate mortgage servicing; prepayment, basis and credit risk; losses in securitization trusts, right to terminate mortgage servicing; risks of contracted servicing; dependence on funding sources; capitalized interest-only strips, mortgage servicing rights; recent acquisition of One Stop; dependence on broker network; impact of increases in correspondent pricing; risks associated with high loan-to-value loan products; risks involved in commercial mortgage lending; competition; concentration of operations in California; timing of loan sales; economic conditions; contingent risks; and government regulation. For a more complete discussion of these risks and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 1997 and Form 10-Q for the quarter ended September 30, 1997.

RESULTS OF OPERATIONS-THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

        The following table sets forth information regarding the components of the Company's revenue and expenses for the three and six months ended December 31, 1996 and 1997:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  DECEMBER  31,                DECEMBER 31,
                                              1996           1997           1996           1997
                                            --------       --------       --------       --------
                                                                 (IN THOUSANDS)
Revenue:
Gain on sale of loans ...............       $ 56,960       $ 52,443       $113,160       $ 97,164
Net unrealized gain on valuation
  of interest-only strips ...........           --            5,726           --           10,755
Commissions .........................          7,841          7,161         15,587         13,016
Loan service:
Servicing spread ....................          3,540          5,251          6,547         11,421
Prepayment fees .....................          1,186          3,263          2,220          5,618
Late charges and other servicing fees            676          1,848          1,295          3,105
Fees and other:
Closing .............................            689            670          1,536          1,257
Appraisal ...........................            459            634            929          1,135
Underwriting ........................            333            294            948            540
Interest income .....................          8,151         10,078         13,044         21,109
Other ...............................            193            286            403            446
                                            --------       --------       --------       --------
Total revenue .......................       $ 80,028       $ 87,654       $155,669       $165,566
                                            --------       --------       --------       --------

Expenses:
Compensation and related expenses ...       $ 19,709       $ 24,561       $ 39,033       $ 46,320
Production expenses .................          6,760          7,541         14,234         13,338
General and administrative expenses .          7,156          9,580         14,718         17,665
Interest expense ....................          7,743         10,819         15,187         20,917
Provision for loan losses ...........          7,150         10,893         16,932         19,463
Nonrecurring charges ................           --             --           28,108           --
                                            --------       --------       --------       --------
Total expenses ......................       $ 48,518       $ 63,394       $128,212       $117,703

Income before income taxes ..........       $ 31,510       $ 24,260       $ 27,457       $ 47,863
Provision for income taxes ..........         13,236         10,917         13,807         21,439
                                            --------       --------       --------       --------
Net income ..........................       $ 18,274       $ 13,343       $ 13,650       $ 26,424
                                            ========       ========       ========       ========

REVENUE

        Total revenue for the three and six months ended December 31, 1997 was $87.7 million and $166 million, a 9.6% and 6.4% increase from $80.0 million and $156 million for the three and six months ended December 31, 1996, respectively. The increase in total revenue was primarily due to higher loan service income resulting from the increased size of the Company's servicing portfolio and higher interest income due to the greater amount of loans carried over as loans held for sale.

        Gain on sale of loans for the three and six months ended December 31, 1997, which included $5.7 million and $10.8 million of an unrealized gain on valuation of interest-only strips related to loans sold, was $58.2 million and $108 million, respectively, a 2.1% increase from $57.0 million and a 4.4% decrease from $113 million for the corresponding periods last year. The decrease for the six month period was primarily the result of the lower gain on sale and the smaller mortgage loan pool securitized and sold by the Company in the first quarter as compared to last year's comparable quarter. The lower gain on sale reflects the increased prepayment rate assumption used to record the gain on sale on the Company's securitized ARM product, thereby reducing the total amount of gain recorded compared to prior periods. During the three months ended December 31, 1997, the impact of this change was offset by the lower premiums paid on the quarter's correspondent production. Premiums paid for loans purchased are netted against the gains recorded on the securitization or sale of loans. The Company securitized $605 million and $1.11 billion of loans for the three and six months ended December 31, 1997, respectively, compared to $603 million and $1.13 billion of loans for the corresponding periods in the prior year. However, the Company continues to carryover significantly more loans held for sale than in previous years. Loans held for sale at December 31, 1997 increased 39% to $216 million from $155 million at December 31, 1996 and increased 5.9% from $204 million at September 30, 1997. Management believes the increased carryover levels will provide the Company with additional cash flows, efficiencies and flexibility in the future.

        Commissions earned on loan originations continue to be an important component of total revenue, although to a lesser degree than in prior years, comprising 8.2% and 7.9% of total revenue for the three and six months ended December 31, 1997 compared to 9.8% and 10.0% for the same periods last year. Commission revenue for the three and six months ended December 31, 1997 was $7.2 million and $13.0 million, down 7.7% and 17%, respectively, when compared to $7.8 million and $15.6 million for the corresponding periods in the prior year. The decrease in commissions for the three and six months ended December 31, 1997 was the result of a decline in weighted average commission rates for both the retail and broker network production units. The lower weighted average commission rate in 1997 reflected competitive factors, and the increase of higher credit grade loans originated which generally carry lower commission rates.

        Loan service revenue for the three and six months ended December 31, 1997 increased to $10.4 million and $20.1 million, an increase of 93% and 99%, respectively, from $5.4 million and $10.1 million for the corresponding periods in the prior year. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by the amortization of the interest-only strips and OMSRs. The increase in loan service revenue for the three and six months ended December 31, 1997 was due primarily to the greater size of the portfolio of loans serviced in this period offset by increased amortization of the interest-only strips and OMSRs.

        The Company's loan servicing portfolio at December 31, 1997 increased to $3.8 billion, up 65% from $2.3 billion at December 31, 1996. Consistent with the Company's strategic plan, the Company's in-house serviced portfolio increased by both the transfer of loans which had been subserviced by third parties, and the direct servicing of the majority of new production during the period. In-house servicing grew to $2.8 billion, up 133% from $1.2 billion one year ago. Additional personnel were added in the second fiscal quarter to allow the Company to service directly substantially all of its servicing portfolio by the end of the third fiscal quarter of 1998.

Management believes the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing.

     The Company has historically experienced delinquency rates that are higher than those prevailing in its industry. With the Company's focus on higher credit grade loans, delinquencies in the Company's securitized pools have decreased since September 30, 1996. Management, however, expects loss rates to increase as the Company originates and purchases a larger portion of higher credit grade loans which generally carry higher loan-to-value ratios.

     In some cases, the Company has determined that the proceeds from the disposal of REO and foreclosed properties are maximized by accelerating disposition of REO properties rather than holding such properties until market conditions improve. During the six months ended December 31, 1997, losses increased over the prior year period due to more aggressive disposition of REO and foreclosed properties. Losses are expected to continue to increase due to accelerated efforts to sell properties. It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. The Company has increased its loan loss provision from an average of 1.5% of the pool balances for the six months ended December 31, 1996 to an average of 1.8% of the pool balances for the six months ended December 31, 1997. The following table sets forth delinquency, foreclosure, loss and reserve information of the Company's servicing portfolio for the periods indicated:

                                                                         Year Ended                     Six Months Ended
                                                                           June 30,                        December 31,
                                                          1995          1996            1997            1996            1997
                                                      -----------    -----------     -----------     -----------     -----------
                                                                                    (Dollars in thousands)
Percentage of dollar amount of delinquent loans
   to loans serviced (period end)(1)(2)(3)
One month .........................................           3.9%           4.9%            4.3%            3.8%            4.0%
Two months ........................................           1.6            1.8             1.9             1.8             1.4
Three or more months:
Not foreclosed (4) ................................           5.0            8.0             8.1             7.5             8.3
Foreclosed (5) ....................................           1.5            1.0             1.0             1.1             1.2
                                                      -----------    -----------     -----------     -----------     -----------
Total .............................................          12.0%          15.7%           15.3%           14.2%           14.9%
Percentage of dollar amount of loans foreclosed to
    loans serviced (period end) (2) ...............           1.2%           1.1%            1.5%            .78%            1.1%
Number of loans foreclosed ........................           159            221(6)          560(6)          211(6)          519(6)
Principal amount of foreclosed loans ..............   $     6,675    $    14,349     $    48,029     $    17,472     $    41,975

Net losses on foreclosed loans included in pools(7)   $       127    $       931     $     5,470     $     1,804     $     9,947

Percentage of annualized losses to average
servicing portfolio ...............................           .03%           .09%            .24%            .20%            .57%

Liquidation loss reserve (8) ......................   $     3,371    $    10,300     $    43,586     $    25,743     $    51,833

Servicing portfolio (period end) ..................   $   608,700    $ 1,370,000     $ 3,174,000     $ 2,274,400     $ 3,750,750

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

(3) At December 31, 1997, the dollar volume of loans delinquent more than 90 days in the Company's eight REMIC trusts formed in November 1992 and during the period from December 1994 to June 1996 exceeded the permitted limit in the related pooling and servicing agreements. Six of those trusts plus two additional trusts exceeded certain loss limits. See "Risk Factors -Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing."

(4) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(5) Represents properties acquired following a foreclosure sale and still serviced by the Company.

(6) The increase in the number of loans foreclosed and principal amount of loans foreclosed in fiscal year 1997 and six months ended December 31, 1997 relative to fiscal year 1996 and six months ended December 31, 1996 is due to the larger, more seasoned servicing portfolio.

(7) Represents losses, net of gains, on foreclosed properties in pools sold during the period indicated.
(8)     Represents period end reserves for future liquidation losses.

         Fees and other revenue for the three and six months ended December 31, 1997 increased 22% and 45% from $9.8 million and $16.9 million, for the three and six months ended December 31, 1996, to $12.0 million and $24.5 million for the three and six months ended December 31, 1997. Included in other revenue is interest income earned on loans in the Company's portfolio held for sale. Interest income increased for the three and six months ended December 31, 1997 due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company offset by the decline in the weighted average coupon from 10.8% for the three months ended December 31, 1996 to 10.1% for the three months ended December 31, 1997. Fees and other revenue also includes fees received by the Company through its retail loan office network in the form of appraisal, underwriting and other fees.

EXPENSES

         Compensation and related expenses for the three and six months ended December 31, 1997 increased 25% and 19% from $19.7 million and $39.0 million for the three and six months ended December 31, 1996, to $24.6 million and $46.3 million for the three and six months ended December 31, 1997. This increase was primarily due to the continued effort to enhance the loan servicing infrastructure for the final third party portfolio transfer expected in March 1998 and start up costs due to the expansion of the Company's core production units. The record expansion in the branch system resulted in the opening of 15 new retail offices and one broker office during the quarter. Generally, new offices become profitable within three to four months of opening. Compensation and related expenses as a percentage of total loan originations and purchases were 4.0% and 4.1% for the three and six months ended December 31, 1997 compared to 3.1% and 3.5% for the corresponding periods last year.

         Production expenses, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees for the three and six months ended December 31, 1997 increased 10% and decreased 6.3% from $6.8 million and $14.2 million for the three and six months ended December 31, 1996, to $7.5 million and $13.3 million for the three and six months ended December 31, 1997. This six month decrease was primarily due to the 18% reduction in advertising costs from $10.1 million to $8.3 million for the six months ended December 31, 1996 and 1997 as the Company continued the use of direct mail over electronic media and reduced advertising expenditures during the second quarter of 1997. The Company continually monitors the sources of its loan applications to determine the most effective methods of advertising. Production costs as a percentage of total loan originations and purchases were 1.2% for both the three and six months ended December 31, 1997 compared to 1.1% and 1.3% for the corresponding periods last year.

         General and administrative expenses for the three and six months ended December 31, 1997 increased 33% and 20% from $7.2 million and $14.7 million for the three and six months ended December 31, 1996, to $9.6 million and $17.7 million for the three and six months ended December 31, 1997. The increase was primarily the result of increased occupancy and communication costs related to the Company's retail expansion and increased loan service infrastructure in connection with the in-house transfer of servicing. In connection with the Company's implementation of its new loan origination system and other technology enhancements, the Company expects general and administrative expenses to increase.

         Interest expense for the three and six months ended December 31, 1997 increased 40% and 38% from $7.7 million and $15.2 million for the three and six months ended December 31, 1996, to $10.8 million and $20.9 million for the three and six months ended December 31, 1997. The increase was the result of both the sale in the second quarter of fiscal 1997 of $150 million of the Company's 9.125% Senior Notes due 2003 and the increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization and sale in the secondary market. Interest expense relative to production volume is expected to decrease in future periods due to reduced reliance on external sources resulting from the benefit of cash flow related to whole loan sales.

         The provision for loan losses for the three and six months ended December 31, 1997 increased 51% and 15% from $7.2 million and $16.9 million for the three and six months ended December 31, 1996, respectively, to $10.9 million and $19.5 million for the three and six months ended December 31, 1997, respectively. The increase was a result of increased loan loss provisions from an average of 1.5% of the pool size for the six months ended December 31, 1996 to an average of 1.8% of pool size for the six months ended December 31, 1997. The increase in loss provision was due to the expected higher loss levels relating to the Company's strategic shift to higher credit quality loans which generally have a higher loan-to-value ratio.

         In the six months ended December 31, 1996, the Company incurred $28.1 million of nonrecurring charges. Approximately $25.0 million was directly related to the acquisition of One Stop. The remaining amount related primarily to a reserve for vacating corporate headquarters.

INCOME TAXES

         The Company's provision for income taxes increased from $13.8 million for the six months ended December 31, 1996 to $21.4 million for the six months ended December 31, 1997. The effective tax rate increased from 42% for the quarter ended June 30, 1997 to 45% for the six months ended December 31, 1997. This increase was due to the higher level of taxable earnings and non-deductible compensation expense during the six month period ended December 31, 1997.

FINANCIAL CONDITION

         Loans held for sale. The Company's portfolio of loans held for sale decreased from $243 million at June 30, 1997, to $216 million at December 31, 1997. This decline from June 30, 1997 quarter carryover, resulted from the Company's sale of mortgages exceeding production levels in the first two fiscal quarters of 1998. However, the Company continues to carryover significantly more loans than in previous years. Management believes the increase in the carryover amount will provide the Company with additional cash flows, efficiencies and flexibility in the future. There can be no assurance that the Company can maintain this level of carryover in future periods.

         Accounts receivable. Accounts receivable, representing servicing fees and advances and other receivables, decreased from $59.2 million at June 30, 1997, to $41.4 million at December 31, 1997. This decrease was primarily the result of more timely recovery of amounts previously advanced in pool related receivables due to the transfer of servicing in-house and the immediate access to related cash collections.

        Interest-only strips. Interest-only strips increased from $270 million at June 30, 1997 to $327 million at December 31, 1997 reflecting the Company's non-cash gain on sale from the securitizations in the six months ended December 31, 1997, net of amortization.

        Mortgage servicing rights. Mortgage servicing rights increased from $21.6 million at June 30, 1997 to $28.2 million at December 31, 1997 reflecting the Company's non-cash gain on sale relating to OMSRs from the securitization in the six months ended December 31, 1997, net of amortization.

         Residual assets. Residual assets represent the reserve accounts and overcollateralization amounts required to be maintained in connection with the securitization of loans. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior and subordinated certificates or bonds of the securitization trust. Residual assets increased from $113 million at June 30, 1997, to $154 million at December 31, 1997.

         Equipment and improvements, net. Equipment and improvements, net, remained relatively unchanged at approximately $13.0 million at both June 30, 1997 and December 31, 1997.

         Prepaid and other assets. Prepaid and other assets increased from $14.9 million at June 30, 1997 to $15.7 million at December 31, 1997.

         Borrowings. Borrowings remained unchanged at $287 million for both June 30, 1997 and December 31, 1997.

         Revolving warehouse facilities. Amounts outstanding under warehouse facilities decreased from $138 million at June 30, 1997, to $130 million at December 31, 1997, primarily as a result of the reduction in mortgage loan carryover. Proceeds from the Company's loan sales are used to pay down the Company's warehouse facilities.

LIQUIDITY

         As discussed under "Recent Developments," the Company's primary objective is to increase cash flows with the ultimate goal of becoming cash flow positive. To accomplish these goals, the Company has adopted a strategy of focusing on selling whole loans in the secondary market and reducing its reliance on securitizations. Depending on prices in the secondary market, the Company may continue to operate on a negative cash flow basis.

         In addition, the Company's cash flow position will continue to be impacted by the Company's historical operations. The securitizations completed by the Company over the past six years have ongoing cash requirements in the form of reserve accounts or overcollateralization requirements and servicing and interest advances. To the extent the Company securitizes its loan production in the future, the positive cash flow expected from whole loan sales would be offset by the negative cash flow resulting from securitizations.

         Both on an historical and continuing basis, the Company's operating cash requirements include the funding of: (i) mortgage loan originations and purchases prior to their securitization or sale, (ii) fees and expenses incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of mortgage loans, (iv) tax payments due on recognition of gain on sale other than in a debt-for-tax securitization structure, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness and (vii) advances in connection with the Company's servicing portfolio.

         The Company's historical operations have required continued access to short-term and long-term sources of cash. Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The Company expects to improve cash flow dramatically and reduce the need to access the capital markets with its new whole loan sale strategy. During the short term, its negative operating cash flows, subject to limitations under the Company's existing credit facilities, will be funded principally from borrowings from financial institutions. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. The Company anticipates that its sources of liquidity will be sufficient to fund the Company's liquidity requirements for at least the next 12 months, if the Company is able to execute whole loan sale transactions as planned. There can be no assurance that the Company will be successful in executing whole loan sale transactions in the future on terms the Company would consider to be favorable. Further, principally as a result of the events described under "Item 1, Business--Recent Events," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, certain rating agencies had placed certain issues of the Company's debt under credit watch. At December 31, 1997, only one rating agency maintains such debt on credit watch. Agency ratings may affect the ability of the Company to secure credit facilities on favorable terms.

         Under the terms of the Company's Indenture, dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to approximately two times stockholders' equity. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual financing the Company may incur on its residuals (interest-only strips) allocable to post-September 1996 securitizations is limited to 75% of the difference between such post- September 1996 residuals and $225 million. Warehouse indebtedness is not included in the indebtedness limitations.

         The Company securitized and sold in the secondary market $605 million and $1.11 billion of loans for the three and six months ended December 31, 1997, compared to $603 million and $1.13 billion during the corresponding periods in the prior year. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts, or to repay the senior interests in order to increase overcollateralization to specified minimums. The accumulated amounts of such over- collateralization and cash reserve accounts are reflected on the Company's balance sheet as "residual assets." At December 31, 1997, the balance was $154 million compared to $70.5 million at December 31, 1996.

         In addition, the historical use of securitization transactions as a funding source by the Company has resulted in a significant amount of non-cash gain on sale of loans recognized by the Company. During the three and six months ended December 31, 1997, the Company recognized non-cash gain on sale of loans in the amounts of $52.4 million and $97.2 million, respectively, compared to $57.0 million and $113 million during the same periods of the prior year. In addition, the Company recognized $5.7 million and $10.8 million for the three and six months ended December 31, 1997 in net unrealized gain on valuation of interest-only strips in accordance with SFAS 125 implemented in the quarter ended March 31, 1997. In the Company's securitizations structured as a REMIC, the recognition of non-cash gain on sale has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the related service fees are collected and applicable reserve or overcollateralization requirements are met. In its operations, the Company employs various tax planning strategies, including the debt-for-tax securitization structure which allows the Company to defer the payment of taxes until income is distributed or received by the trust. In March 1997, the Company completed its first securitization using the debt-for-tax structure. In addition, in the two quarters ended June 30, 1997 and September 30, 1997 securitizations, the Company sold an interest-only strip generating cash at the time of settlement in the amount of $2.7 million in the fourth quarter of fiscal 1997, and $5.5 million in the first quarter of fiscal 1998. The new strategy of whole loan cash sales will reduce the amount of gain the Company can defer for tax purposes.

         The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedging and other costs which, for the pools sold during the six months ended December 31, 1997, approximated .62% of the principal amount of the securitized mortgage loans sold.

CAPITAL RESOURCES

         The Company has historically financed its operational cash requirements primarily through (i) warehouse facilities and working capital lines of credit,
(ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities. The Company's new whole loan sale strategy is expected to reduce reliance on external financing sources.

         Warehouse Facilities. At December 31, 1997, the Company had two warehouse facilities in place. One facility is a warehouse line and working capital line of credit with a syndicate of eight commercial banks. This facility provides for a maximum borrowing amount of $350 million, is secured by loans originated and purchased by the Company as well as certain servicing receivables. The warehouse line bears an interest rate of either 1.05% over the federal funds rate or .80% over one-month LIBOR and the working capital line bears an interest rate of either 1.60% over the federal funds rate or 1.35% over the one month LIBOR. This line is currently scheduled to expire on April 13, 1998 and is subject to renewal. There is an additional warehouse line of credit from an investment bank that is secured by loans originated and purchased by the Company. This line of $250 million bears interest at a rate of 0.70% over one-month LIBOR and expires on March 31, 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future. Although external financing dependence is expected to ease with the future implementation of the new whole loan sale strategy, the Company will continue to require short term warehouse facilities. The levels of short term warehouse facilities required is dependent on production volume levels.

         Loan Sales. The Company's most important capital resource has been its ability to sell loans originated and purchased by it in the secondary market in order to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "Risk Factors - Risk of Adverse Changes in the Secondary Market for Mortgage Loans."

         Other Capital Resources. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. In December 1991, July 1993, June 1995 and October 1996, the Company effected offerings of its Common Stock with net proceeds to the Company aggregating $179 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million.

Under the agreements relating to these debt issuances, the Company is required to comply to with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At December 31, 1997, the Company had cash and cash equivalents of approximately $8.7 million.

RISK MANAGEMENT

         The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations. The Company currently hedges its fixed rate pipeline and any LIBOR-based tranche in its fixed rate securitizations, and continues to explore other avenues of risk mitigation, although none have been employed to date. The current fixed rate hedge products utilized are swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The hedge instrument used on the existing LIBOR-based tranches secured by fixed rate mortgages is an interest rate swap with a specified LIBOR rate cap. The amount and timing of hedging transactions are determined by members of the Company's senior management. While the Company monitors the interest rate environment and employs fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not applicable.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security  Holders

         (a) The Company held its annual meeting of stockholders on November 19, 1997.

         (b) The following directors were elected at the annual meeting to serve for a three-year term:

                  George W. Coombe, Jr.
                  Neil B. Kornswiet
                  Georges C. St. Laurent, Jr.

                  The following directors continued in office after the annual meeting:

                  John C. Getzelman
                  Dennis F. Holt (resigned from Board on December 23, 1997) Melvyn Kinder
                  Lee Masters
                  Cary H. Thompson
                  Gregory J. Witherspoon

         (c) At the annual meeting, stockholders voted on (1) the election of the Company's Class I directors; (2) the adoption of the Company's 1997 Stock Option Plan; and (3) the ratification of the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending June 30, 1998. The results of the voting were as follows:

                                               Votes                                Broker
Matter                          Votes For     Against    Withheld   Abstentions   Non-Votes
------                          ----------   ---------   --------   -----------   ---------
Election of Directors
  George C. Coombe, Jr.         23,422,840          --    934,694            --          --
  Neil B. Kornswiet             23,431,058          --    926,476            --          --
  Georges C. St. Laurent, Jr.   23,442,868          --    914,666            --          --
------                          ----------   ---------   --------   -----------   ---------
1997 Stock                      22,006,620   2,223,997         --       126,917          --
Option Plan

Auditors                        24,141,324     139,196         --        77,014          --


            (d) Not applicable.

Item 5.     Other Information - Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

                   11       Computation of Per Share Earnings

                   27.1     Financial Data Schedule

     (b) Reports on Form 8-K: Current reports on Form 8-K dated October 20, 1997 (reporting Board changes), and November 5, 1997 (reporting earnings and cash dividend) were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AAMES FINANCIAL CORPORATION


Dated:  February 13, 1998              By: /s/ David A. Sklar
                                           ------------------------------------
                                           David A. Sklar
                                           Executive Vice President--Finance
                                           and Chief Financial and Accounting
                                           Officer

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------
   11          Computation of Per Share Earnings

   27.1        Financial Data Schedule