Form 10-Q
period 1998-03-31
AAMES FINANCIAL CORP/DE
filed 1998-05-15
CIK 879957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

                                       or

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



               350 SOUTH GRAND AVENUE, LOS ANGELES, CA 90071-3459
    ------------------------------------------------------------------------
    [Address of Registrant's principal executive offices including zip code]

                                 (213) 210-5000
                                 --------------
                         [Registrant's telephone number,
                              including area code]


 .                                   NO CHANGES
-                                   ----------
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

                              Yes   X         No
                                 -------        -------

At May 11, 1998, the Registrant had 30,952,552 shares of common stock outstanding.

                                TABLE OF CONTENTS



ITEM NO.                                                                                          PAGE NO.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

       Consolidated Balance Sheets at June 30, 1997 and March 31, 1998                                3

       Consolidated Statements of Income for the three and nine months ended
       March 31, 1997 and 1998                                                                        4

       Consolidated Statements of Cash Flows for the nine months ended
       March 31, 1997 and 1998                                                                        5

       Notes to Consolidated Financial Statements                                                   6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                             8-25

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                           26

Item 2 - Changes in Securities                                                                       26

Item 3 - Defaults Upon Senior Securities                                                             26

Item 4 - Submission of Matters to a Vote of Security Holders                                         26

Item 5 - Other Information                                                                           26

Item 6 - Exhibits and Reports on Form 8-K                                                            26

Signature Page                                                                                       27

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                             JUNE 30,        MARCH 31,
                                                              1997            1998
                                                          ------------    ------------
                                                            (AUDITED)      (UNAUDITED)
ASSETS
Cash and cash equivalents                                 $ 26,902,000    $ 28,677,000
Loans held for sale, at lower of cost or market            242,987,000     173,565,000
Accounts receivable                                         59,180,000      25,928,000
Interest-only strips, at fair market value                 270,422,000     333,327,000
Mortgage servicing rights                                   21,641,000      28,619,000
Residual assets                                            112,827,000     176,201,000
Equipment and improvements, net                             12,685,000      14,114,000
Prepaid and other                                           14,949,000      17,309,000
                                                          ------------    ------------
  Total assets                                            $761,593,000    $797,740,000
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Borrowings                                                $286,990,000    $286,990,000
Revolving warehouse facilities                             137,500,000     126,500,000
Accounts payable and accrued expenses                       29,297,000      34,350,000
Income taxes payable                                        39,452,000      53,484,000
                                                          ------------    ------------
  Total liabilities                                        493,239,000     501,324,000
                                                          ------------    ------------

Stockholders' equity:
      Preferred Stock, par value $.001 per
         share, 1,000,000 shares authorized;
         none outstanding
      Common Stock, par value $.001 per share
         50,000,000 shares authorized;
         27,758,800, and 28,154,000 shares outstanding          28,000          28,000
Additional paid-in capital                                 209,358,000     209,628,000
Retained earnings                                           58,968,000      86,760,000
                                                          ------------    ------------
  Total stockholders' equity                               268,354,000     296,416,000
                                                          ------------    ------------
  Total liabilities and stockholders' equity              $761,593,000    $797,740,000
                                                          ============    ============




   The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            MARCH 31,                        MARCH 31,
                                                   ------------    ------------    ------------    ------------
                                                      1997             1998            1997            1998
                                                   ------------    ------------    ------------    ------------
Revenue:
     Gain on sale of loans                         $ 53,052,000    $ 33,755,000    $166,212,000    $130,919,000
     Net unrealized gain on valuation
           of interest-only strips                    5,103,000       3,058,000       5,103,000      13,813,000
     Commissions                                      7,586,000       7,515,000      23,173,000      20,531,000
     Loan service                                     8,769,000      11,634,000      18,831,000      31,778,000
     Fees and other                                   9,570,000      12,510,000      26,430,000      36,997,000
                                                   ------------    ------------    ------------    ------------
           Total revenue                             84,080,000      68,472,000     239,749,000     234,038,000
                                                   ------------    ------------    ------------    ------------

Expenses:
     Compensation and related expenses               22,250,000      24,348,000      61,283,000      70,668,000
     Production expenses                              6,566,000       9,292,000      20,800,000      22,630,000
     General and administrative expenses              8,082,000      10,258,000      22,799,000      27,923,000
     Interest expense                                 8,364,000      11,703,000      23,551,000      32,620,000
     Provision for loan losses                        8,509,000       5,700,000      25,441,000      25,163,000
     Nonrecurring charges                                    --              --      28,108,000              --
                                                   ------------    ------------    ------------    ------------
           Total expenses                            53,771,000      61,301,000     181,982,000     179,004,000
                                                   ------------    ------------    ------------    ------------


Income before income taxes                           30,309,000       7,171,000      57,767,000      55,034,000
Provision for income taxes                           12,734,000       3,051,000      26,542,000      24,490,000
                                                   ------------    ------------    ------------    ------------
Net income                                         $ 17,575,000    $  4,120,000    $ 31,225,000    $ 30,544,000
                                                   ============    ============    ============    ============


Net income per share
                            Basic                  $       0.64    $       0.15    $       1.20    $       1.10
                                                   ============    ============    ============    ============
                            Diluted                $       0.51    $       0.15    $       0.93    $       0.95
                                                   ============    ============    ============    ============
                            Dividends per share    $       0.03    $       0.03    $       0.10    $       0.10
                                                   ============    ============    ============    ============

Weighted average number
of shares outstanding
                            Basic                    27,547,000      27,898,000      25,995,000      27,827,000
                                                   ============    ============    ============    ============
                            Diluted                  36,498,000      34,847,000      36,565,000      35,097,000
                                                   ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           -----------------------------------
                                                                                 1997               1998
                                                                           ---------------     ---------------
Operating activities:
        Net income                                                         $    31,225,000     $    30,544,000
        Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
               Provision for loan losses                                        25,441,000          25,163,000
               Net charge-offs for loans                                        (3,189,000)        (22,052,000)
               Depreciation and amortization                                     1,945,000           2,926,000
               Deferred income taxes                                            38,625,000          15,335,000
               Gain on sale of loans                                          (214,963,000)       (128,330,000)
               Net unrealized gain on valuation of interest-only strips         (5,103,000)        (13,813,000)
               Amortization of interest-only strip                              44,962,000          76,127,000
               Mortgage servicing rights originated                            (12,452,000)        (13,533,000)
               Mortgage servicing rights amortization                            3,795,000           6,555,000
               Changes in assets and liabilities:
                                Loans originated or purchased               (1,745,553,000)     (1,709,698,000)
                                Proceeds from sale of loans                  1,824,895,000       1,779,121,000
                                Decrease (increase) in:
                                  Accounts receivable                          (28,534,000)         33,252,000
                                  Prepaid and other                             (8,768,000)         (2,360,000)
                                  Residual assets                              (48,464,000)        (63,374,000)
                                Increase (decrease) in:
                                  Accounts payable and accrued expenses         13,504,000           5,053,000
                                  Income taxes payable                         (15,276,000)         (1,303,000)
                                                                           ---------------     ---------------
Net cash (used in) provided by operating activities                            (97,910,000)         19,613,000
                                                                           ---------------     ---------------

Investing activities:
         Purchases of property and equipment                                    (5,953,000)         (4,356,000)
                                                                           ---------------     ---------------
Net cash (used in) investing activities                                         (5,953,000)         (4,356,000)
                                                                           ---------------     ---------------

Financing activities:
        Proceeds from sale of stock or exercise of options                     119,977,000             270,000
        Proceeds from borrowing                                                149,955,000                  --
        Amounts outstanding under warehouse facilities                         (37,363,000)        (11,000,000)
        Dividends paid                                                          (2,496,000)         (2,752,000)
                                                                           ---------------     ---------------
Net cash provided by  (used in) financing activities                           230,073,000         (13,482,000)
                                                                           ---------------     ---------------
Net increase in cash and cash equivalents                                      126,210,000           1,775,000
Cash and cash equivalents at beginning of period                                23,941,000          26,902,000
                                                                           ---------------     ---------------
Cash and cash equivalents at end of period                                 $   150,151,000     $    28,677,000
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

            The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.

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

NOTE 4: NEW ACCOUNTING STANDARDS

            The Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") effective January 1, 1997. The adoption of SFAS 125 did not have a material effect on the Company's results of operations since adoption. As a result of the adoption of SFAS 125, the Company records amounts previously categorized as "Excess servicing gains" in the Consolidated Statements of Income as "Gain on sale of loans." Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as "Excess servicing receivable" as an investment security called "Interest-only strips." The

Company has classified this asset as a trading security and, for the quarter ended March 31, 1998, recorded a mark-to-market unrealized gain of $3.1 million on this security. SFAS 125 requires that this mark-to-market unrealized adjustment be reported separately from "Gain on sale of loans" and the adjustment has been labeled "Net unrealized gain on valuation of interest-only strips" in the Consolidated Statements of Income.

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

GENERAL

            The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans through a broker network. In late fiscal 1997, the Company began originating a limited amount of small commercial loans which it currently sells on a whole loan basis servicing released.

            The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. The Company believes these borrowers continue to represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risk assumed. The residential mortgage loans originated and purchased by the Company, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness or to finance other consumer needs rather than to purchase homes.

            The Company originates and purchases residential loans on a nationwide basis through three primary production channels--retail, broker and correspondent. The Company underwrites and has each property appraised for every loan it originates and generally re-underwrites and reviews appraisals on all loans it purchases.

            The Company retains the servicing on a substantial portion of the loans it originates or purchases and securitizes. During the third quarter of fiscal 1998, the Company completed the transfer in-house of $688 million of loans previously subserviced by third parties. Of the Company's $4.0 billion servicing portfolio (which includes $305 million of loans subserviced by the Company on an interim basis), only 5.0% was subserviced by a third party at March 31, 1998. Of the Company's $2.7 billion servicing portfolio at March 31, 1997, 54% was subserviced by a third party at that date. See "Expenses."

            The Company's strategic plan calls for continued national expansion of its retail and broker networks, the Company's core production units, and decreasing bulk loan purchases resulting in lower production volume in the correspondent unit. The Company recently established a separate retail production unit, One Stop Retail Direct, to further penetrate the subprime market. See "Recent Developments." The Company is also pursuing opportunities on an international basis, initially in the United Kingdom through its broker subsidiary One Stop. The Company began lending operations in the United Kingdom in April 1998 through a subsidiary of One Stop. The United Kingdom operation originates residential mortgage loans secured by properties located primarily in England through a network of mortgage brokers. The Company intends initially to sell the loans on a whole loan basis. The Company will continue to evaluate additional international opportunities.

                  The following table presents the volume of loans originated and purchased by the Company through each of its three primary production channels and the portfolio serviced by the Company during the periods presented:


                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        MARCH 31,                  MARCH 31,
                                                ------------------------    ------------------------
                                                   1997          1998          1997          1998
                                                ----------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
Loans originated and purchased:
  Broker network ...........................    $  177,587    $  235,788    $  508,189    $  771,378
  Retail ...................................       135,532       165,018       351,501       455,856
  Correspondent ............................       297,640       170,090       885,863       482,464
                                                ----------    ----------    ----------    ----------
  Total ....................................    $  610,759    $  570,896    $1,745,553    $1,709,698
                                                ==========    ==========    ==========    ==========
Servicing portfolio at period end ..........                                $2,721,900    $ 4,030,900(1)

(1) Includes $305 million of loans subserviced by the Company on an interim basis.

            Total loan production decreased 6.5% from $611 million for the quarter ended March 31, 1997 to $571 million for the quarter ended March 31, 1998. The decline was due to the reduction in correspondent bulk loan purchases as a result of the previously announced pricing changes, which was partially offset by increased loan production in the retail and broker production units. The growth in the Company's core retail and broker units reflects continued geographic expansion through the opening of 16 retail branches and two broker offices in the third fiscal quarter of 1998.

            The Company's retail and broker units increased production 28% on a quarter over quarter basis from $313 million to $401 million for the quarters ended March 31, 1997 and 1998, respectively. The Company's retail originations amounted to $165 million for the quarter ended March 31, 1998, up 21%, compared to $136 million for the quarter ended March 31, 1997. Origination volume for the broker network reached $236 million for the quarter ended March 31, 1998, up 33%, compared to $178 million for the quarter ended March 31, 1997. Correspondent purchases were $170 million for the quarter ended March 31, 1998, down from $298 million for the quarter ended March 31, 1997. The pricing changes made in the last fiscal year with respect to bulk purchased loans resulted in lower production volume in the correspondent unit. The production volume for the third fiscal quarter of 1998 also reflects the Company's strategic shift up the credit grade spectrum. Of the total loans originated and purchased by the Company in the quarter ended March 31, 1998, 93% were A-, A, B and C credit grade loans and 7% were C- and D credit grade loans, compared to 87% and 13%, respectively, in last year's comparable quarter.

            Although total loan production for the nine months ended March 31, 1997 and March 31, 1998 remained relatively flat, the Company's retail and broker units increased loan production 40% from $860 million to $1.2 billion for the nine months ended March 31, 1997 and March 31, 1998, respectively. The Company's retail originations increased 30% to $456 million for the nine months ended March 31, 1998 compared to $352 million for the nine months ended March 31, 1997. Origination volume for the broker unit reached $771 million for the nine months ended March 31, 1998, up 52%, compared to $508 million for the nine months ended March 31, 1997. Correspondent volume decreased 46% from $886 million at March 31, 1997 to $482 million at March 31, 1998.

            At March 31, 1998, the Company operated 91 retail loan offices serving 32 states compared to 55 offices serving 23 states at March 31, 1997. At March 31, 1998, One Stop operated 43 branches serving 42 states, compared to 33 branches serving 24 states at March 31, 1997.

Recent Developments

            On April 27, 1998, the Company issued 2.78 million shares of its common stock, or 9.9% of the Company's outstanding shares, to private entities controlled by Ronald Perelman and Gerald Ford, at a purchase price of $13.7625 per share, or approximately $38 million in the aggregate. The purchase price represented the average of the closing sales prices of the Company's common stock on the New York Stock Exchange during the 15-day period preceding the signing of the agreement (March 19, 1998). As part of the agreement, the Company also issued warrants to these entities to purchase an aggregate additional 9.9% of the Company's stock at an exercise price of $17.2031 (125% of the purchase price of the stock), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in three years. In addition, the Company appointed Howard Gittis, as nominee for Mr. Perelman, and Mr. Ford to the Company's Board of Directors.

            The Company securitizes on a quarterly basis a significant portion of its loan production and records non-cash gain on sale in accordance with generally accepted accounting principles. The Company operates on a negative cash flow basis related to its securitization program as the significant cash requirements necessitated by such program exceeds the cash generated by the Company's operations. In the third fiscal quarter of 1998, the Company adopted a new business strategy of maximizing opportunities in its loan disposition transactions. Under this strategy, the Company disposes of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. In the quarter ended March 31, 1998, the Company sold on a servicing released, whole loan basis for cash $306 million in principal amount of mortgages and securitized $300 million in principal amount of mortgages. Because the cash premium received and recorded on a whole loan sale is generally less than the non-cash gain on sale recorded in a securitization, the Company recorded a lower gain in the quarter ended March 31, 1998 as compared to last year's comparable quarter.

            To implement its strategy of selling a significant portion of its loans in the whole loan market, the Company previously announced it was contemplating establishing a real estate investment trust ("REIT") which would have purchased the Company's loan production. However, the depth of the whole loan market, among other things, has caused the Company to decide not to form a REIT in the immediate future.

            In March 1998, One Stop established a separate retail production unit, One Stop Retail Direct, to enable the Company to further penetrate the subprime market. Unlike the Company's existing retail office network, which uses a centralized marketing approach, One Stop Retail Direct uses a decentralized marketing effort at the branch level. Currently, One Stop Retail Direct is operating two offices in two states and expects to expand nationwide in the future.

CERTAIN ACCOUNTING CONSIDERATIONS

            The Company sells a significant portion of its loans in securitization transactions. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans (net of the unrealized gain or loss on valuation of interest-only strips) represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently
 .50%) and a monoline insurance fee, if any. The non-cash gain on sale of loans provides the basis for the calculation of the interest-only strips, which are recorded as an asset on the Company's consolidated balance sheet. The interest-only strips represent the present value of the Company's future cash flows from the securitized pools, adjusted for the reserve for loan losses. The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include the following: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and
(iii) the provision for credit losses on loans sold. There can be no assurance of the accuracy of management's estimates.

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

            In determining the provision for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations and the loan-to-value ratios and credit grade of the loans included in the current securitizations. At

March 31, 1998, the Company had reserves of $46.1 million related to these credit risks, or 1.3% of the outstanding balance of loans securitized as of that date. During the nine months ended March 31, 1998, the Company charged $22 million against the reserve. Included in that amount is a one-time charge of $6.0 million resulting from the Company's delay in the recording of information transferred from a third party servicer. Cumulative net losses (excluding the one-time charge of $6.0 million) to date from the Company's securitization transactions since June 1992 have totaled $22.4 million. The weighted average loan-to-value ratio of the loans included in the Company's servicing portfolio was 71% as of March 31, 1998.

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

            Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of originated mortgage servicing rights ("OMSRs") assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of capitalized servicing fees receivable. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. The Company generally makes loans to credit-impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. In the past, the Company found that credit impaired borrowers in the lower credit grades, which comprised a significant portion of the Company's borrower base, were payment sensitive rather than interest rate sensitive. As the Company has increased the amount of higher credit grade loans it originates and purchases, it has found that interest rate sensitivity among its borrower base has increased. See "Risk Factors-Risks of Changes in Interest Rates." The Company also expects reduced levels of OMSRs associated with whole loan sale transactions.

RISK FACTORS

            Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing. A substantial majority of the Company's servicing portfolio consists of loans securitized by the Company and sold to REMIC or owner trusts in securitization transactions. Generally, the form of agreement entered into in connection with these securitizations contains specified limits on delinquencies (i.e., loans past due 90 days or more) and losses that may be incurred in each trust. Losses occur when the liquidation proceeds from disposal of foreclosed properties, less liquidation expenses, are less than the principal balances of the loans previously secured by such properties and related interest and servicing advances (see below). If, at any measuring date, the delinquencies or losses with respect to any trust credit-enhanced by monoline insurance were to exceed the limits applicable to such trust, provisions of the agreements permit the monoline insurance company to terminate the Company's servicing rights to the affected trust.

            At March 31, 1998, the dollar volume of loans delinquent more than 90 days in the Company's nine securitization trusts formed in November 1992 and during the period from December 1994 to September 1996 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates negatively affect the Company's cash flows by increasing the required overcollateralization levels, thereby deferring the Company's receipt of cash, and, in certain instances, by obligating the Company, as servicer, to advance past due interest. See "Liquidity." Higher delinquency levels leading to higher loss levels also adversely influence the Company's assumptions underlying the gain on sale in a securitization transaction. Additionally, the higher delinquency rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trusts. The Company has implemented various plans to lower the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. However, management believes that the disruption of servicing associated with the recent transfer of servicing in-house from third parties contributed to the increase in the delinquency rate. The delinquency rate for March 31, 1998 was 15.4% compared to 13.3% at March 31, 1997.

            Seven of the nine trusts referred to above plus one additional trust (representing 11.0% of the dollar volume of the Company's servicing portfolio) exceeded one of two loss limits at April 30, 1998. The limit that has been exceeded provides that losses may not exceed a certain threshold (which ranges from .38% to .56% of the original pool balances in the relevant securitization trusts) on a rolling 12 month basis. The other limit, which was not exceeded, provides that losses may not exceed a certain cumulative threshold (which ranges from 1.3% to 2.0% of the original pool balances in the relevant securitization trusts) since the inception of the trust.

            Current loss levels have increased due to a loss mitigation strategy of minimizing the real estate owned ("REO") holding period, thereby reducing carrying costs. It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. Current loss levels have also increased due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has reduced significantly its bulk purchase program and the purchase in bulk of lower credit grade loans. While the accelerated efforts to sell properties is expected to have a short term impact on loss levels, the seasoning of the lower credit grade bulk portfolio may contribute to an increase in losses over time. See "Expenses."

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

            Risk of Changes in Interest Rate Environment. A substantial and sustained increase in interest rates could, among other things: (i) decrease the demand for consumer credit; (ii) adversely affect the ability of the Company to originate or purchase loans; (iii) reduce the average size of loans underwritten by the Company; and (iv) reduce the gains recognized by the Company upon their securitization and sale. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments, thereby shortening the life and reducing the value of the Company's interest-only strips. For additional information on the affect of changes in interest rates on the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Economic Conditions" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

            Year 2000 Compliance and Technology Enhancements. As part of the Company's overall systems enhancement program, the Company is utilizing both internal and external resources to identify, correct, reprogram or replace, and test its systems for year 2000 compliance. It is anticipated that all of the Company's year 2000 compliance efforts will be completed on time. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will be timely reprogrammed for year 2000 compliance.

            The Company has recently committed to purchase a year 2000 compliant loan origination system that is expected to add approximately $2 million per year to the Company's technology costs over the next three years. Other technology enhancements are being reviewed but, to date, the costs for such enhancements have not been determined.

            Forward-Looking Statements. This Report contains forward looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: negative cash flows and capital needs; delinquencies, negative impact on cash flow, right to terminate mortgage servicing; prepayment, basis and credit risk; losses in securitization trusts, right to terminate mortgage servicing; risks of contracted servicing; risk of adverse changes in the secondary market for mortgage loans; dependence on funding sources; capitalized interest-only strips, mortgage servicing rights; recent acquisition of One Stop; dependence on broker network; impact of increases in correspondent pricing; risks associated with high loan-to-value loan products; risks involved in commercial mortgage lending; competition; concentration of operations in California; timing of loan sales; economic conditions; contingent risks; and government regulation. For a more complete discussion of these risks and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 1997 and Form 10-Q's for the quarters ended September 30, 1997 and December 31, 1997.

RESULTS OF OPERATIONS-THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1998

                  The following table sets forth information regarding the components of the Company's revenue and expenses for the three and nine months ended March 31, 1997 and 1998:


                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                               MARCH 31,               MARCH 31,
                                         --------------------    --------------------
                                           1997        1998        1997       1998
                                         --------    --------    --------    --------
                                                       (IN THOUSANDS)
Revenue:
Gain on sale of loans ...............    $ 53,052    $ 33,755    $166,212    $130,919
Net unrealized gain on valuation
  of interest-only strips ...........       5,103       3,058       5,103      13,813
Commissions .........................       7,586       7,515      23,173      20,531
Loan service:
Servicing spread ....................       5,898       6,830      12,445      18,251
Prepayment fees .....................       1,678       2,629       3,898       8,247
Late charges and other servicing fees       1,193       2,175       2,488       5,280
Fees and other:
Closing .............................         613         697       2,149       1,954
Appraisal ...........................         477         704       1,406       1,839
Underwriting ........................         211         282       1,159         822
Interest income .....................       8,105      10,761      21,149      31,870
Other ...............................         164          66         567         512
                                         --------    --------    --------    --------
Total revenue .......................    $ 84,080    $ 68,472    $239,749    $234,038
                                         --------    --------    --------    --------

Expenses:
Compensation and related expenses ...    $ 22,250    $ 24,348    $ 61,283    $ 70,668
Production expenses .................       6,566       9,292      20,800      22,630
General and administrative expenses .       8,082      10,258      22,799      27,923
Interest expense ....................       8,364      11,703      23,551      32,620
Provision for loan losses ...........       8,509       5,700      25,441      25,163
Nonrecurring charges ................          --          --      28,108          --
                                         --------    --------    --------    --------
Total expenses ......................    $ 53,771    $ 61,301    $181,982    $179,004
                                         --------    --------    --------    --------

Income before income taxes ..........    $ 30,309    $  7,171    $ 57,767    $ 55,034
Provision for income taxes ..........      12,734       3,051      26,542      24,490
                                         --------    --------    --------    --------
Net income ..........................    $ 17,575    $  4,120    $ 31,225    $ 30,544
                                         ========    ========    ========    ========


REVENUE

            Total revenue for the three and nine months ended March 31, 1998 was $68.5 million and $234 million, a 19% and 2.5% decrease from $84.1 million and $240 million for the three and nine months ended March 31, 1997, respectively. The decrease in total revenue was primarily due to lower gain on sale resulting from the sale of a significant portion of the quarter's production on a whole loan basis. The cash premium received and recorded on a whole loan sale is generally less than the non-cash gain on sale recorded in a securitization.

            Gain on sale of loans for the three and nine months ended March 31, 1998, which included $3.1 million and $13.8 million of an unrealized gain on valuation of interest-only strips related to loans sold, was $36.8 million and $145 million, respectively, a 37% and 15% decrease from $58.2 million and $171 million for the corresponding periods last year. The decreases for the three and nine month periods were primarily the result of the lower gain on sale due to the execution of whole loan sales in the amount of $306 million and the smaller mortgage loan pool securitized and sold by the Company in the third quarter of fiscal 1998. The whole loan sale gain recognized in the quarter ended March 31, 1998 includes a $2.5 million reserve for potential repurchase obligations with respect to approximately $50 million of principal amount of loans sold. The lower gain on sale also reflects the increased prepayment rate assumption implemented during the quarter ended June 30, 1997 used to record the gain on sale on the Company's securitized ARM product, thereby reducing the total amount of gain recorded compared to prior periods. During the nine months ended March 31, 1998, the impact of this change was offset by the lower premiums paid on the quarter's correspondent production. Premiums paid for loans purchased are netted against the gains recorded on the securitization or sale of loans. The Company securitized $300 million and $1.4 billion of loans for the three and nine months ended March 31, 1998, respectively, compared to $633 million and $1.8 billion of loans for the corresponding periods in the prior year. The carryover of loans held for sale at March 31, 1998 decreased to $174 million from $216 million at December 31, 1997.

            Commissions earned on loan originations continue to be an important component of total revenue, comprising 11% and 8.8% of total revenue for the three and nine months ended March 31, 1998, compared to 9.0% and 9.7% for the same periods last year. Commission revenue for the three and nine months ended March 31, 1998 was $7.5 million and $20.5 million, down 1.3% and 12%, respectively, when compared to $7.6 million and $23.2 million for the corresponding periods in the prior year. The decrease in commissions for the three and nine months ended March 31, 1998 was the result of a decline in weighted average commission rates for both the retail and broker network production units. The lower weighted average commission rate in fiscal year 1998 reflects competitive factors, and the increase of higher credit grade loans originated which generally carry lower commission rates, offset by continued growth in retail originations.

            Loan service revenue for the three and nine months ended March 31, 1998 increased to $11.6 million and $31.8 million, an increase of 32% and 69%, respectively, from $8.8 million and $18.8 million for the corresponding periods in the prior year. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by the amortization of the interest-only strips and OMSRs. The increase in loan service revenue for the three and nine months ended March 31, 1998 was due primarily to the greater size of the portfolio of loans serviced in this period offset by increased amortization of the interest-only strips and OMSRs.

            The Company's loan servicing portfolio at March 31, 1998 increased to $4.0 billion (which includes $305 million subserviced by the Company on an interim basis), up 48% from $2.7 billion at March 31, 1997. Consistent with the Company's strategic plan, the Company's in-house serviced portfolio increased by both the transfer in-house of loans which had been subserviced by third parties, and the direct servicing of the majority of the new production securitized during the period. In-house servicing grew to $3.8 billion, up 217% from $1.2 billion one year ago. Additional personnel were added in the third fiscal quarter to allow the Company to service directly substantially all of its servicing portfolio by the end of that quarter. See "Expenses." Management believes the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing.

DELINQUENCIES AND FORECLOSURES

            The Company has historically experienced delinquency rates that are higher than those prevailing in its industry. With the Company's focus on higher credit grade loans, delinquencies in the Company's securitized trusts are expected to decrease in the future. However, management believes that the disruption of servicing associated with the recent transfer of servicing in-house from third parties contributed to the increase in the delinquency rate. See "Revenues." The delinquency rate for March 31, 1998 was 15.4% compared to 13.3% at March 31, 1997.

            In some cases, the Company has determined that the proceeds from the disposal of REO and foreclosed properties are maximized by accelerating disposition of REO properties rather than holding such properties until market conditions improve. During the nine months ended March 31, 1998, losses increased over the prior year period due to a loss mitigation strategy of minimizing the REO holding period, thereby reducing carrying costs. It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. Current loss levels have also increased due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has reduced significantly its bulk purchase program and the purchase in bulk of lower credit grade loans. While the accelerated efforts to sell properties is expected to have a short term impact on loss levels, the seasoning of the lower credit grade bulk portfolio may contribute to an increase in losses over time. The Company has increased its loan loss provision from an average of 1.44% of the pool balances for the nine months ended March 31, 1997 to an average of 1.79% of the pool balances for the nine months ended March 31, 1998. See "Expenses." The following table sets forth delinquency, foreclosure, loss and reserve information of the Company's servicing portfolio for the periods indicated:

                                                                       Year Ended                      Nine Months Ended
                                                                         June 30,                          March 31,
                                                            1995          1996          1997         1997           1998
                                                         ----------    ----------    ----------    ----------    ----------
                                                                                   (Dollars in thousands)
Percentage of dollar amount of delinquent loans
   to loans serviced (period end)(1)(2)(3)(11)
One month ..........................................            3.9%          4.9%          4.3%          2.8%          4.0%
Two months .........................................            1.6           1.8           1.9           1.5           1.2
Three or more months:
Not foreclosed(4) ..................................            5.0           8.0           8.1           8.1           8.7
Foreclosed(5) ......................................            1.5           1.0           1.0            .9           1.5
                                                         ----------    ----------    ----------    ----------    ----------
Total ..............................................           12.0%         15.7%         15.3%         13.3%         15.4%
Percentage of dollar amount of loans foreclosed to
    loans serviced (period end)(2)(11) .............            1.2%          1.1%          1.5%          1.1%          1.6%
Number of loans foreclosed(6) ......................            159           221           560           356           826
Principal amount of foreclosed loans ...............     $    6,675    $   14,349    $   48,029    $   30,817    $   63,892

Net losses on foreclosed loans included in pools(7).     $      127    $      931    $    5,470    $    3,229    $   15,944
One-time charge against loan loss reserve(8) .......             --            --            --            --    $    6,000
Percentage of annualized losses to average
servicing portfolio(9)(11) .........................            .03%          .09%          .24%          .21%          .59%

Liquidation loss reserve(10) .......................     $    3,371    $   10,300    $   43,586    $   32,827    $   46,072

Servicing portfolio (period end) ...................     $  608,700    $1,370,000    $3,174,000    $2,721,900    $4,030,900(11)


        (1) Delinquent loans are loans for which more than one payment is past due.
        (2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company, including $305 million of loans subserviced by the Company on an interim basis, and any subservicer as of the end of the periods indicated. Percentages for fiscal year 1996 have not been restated to include delinquencies of loans originated by One Stop. The Company believes any such adjustment would not be material.
        (3) At April 30, 1998, the dollar volume of loans delinquent more than 90 days in the Company's nine REMIC trusts formed in November 1992 and during the period from December 1994 to September 1996 exceeded the permitted limit in the related pooling and servicing agreements. Seven of those trusts plus one additional trust exceeded certain loss limits. See "Risk Factors-Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing."
        (4) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
        (5) Represents properties acquired following a foreclosure sale and still serviced by the Company.
        (6) The increase in the number of loans foreclosed and principal amount of loans foreclosed in fiscal year 1997 and nine months ended March 31, 1998 relative to fiscal year 1996 and nine months ended March 31, 1997 is due to the larger, more seasoned servicing portfolio.
        (7) Represents losses, net of gains, on foreclosed properties in pools sold during the period indicated excluding the one-time charge referred to in footnote (8) below.
        (8) Represents a one-time charge to the loss reserve resulting from the Company's delay in recording information transferred from a third party servicer.
        (9) Does not include the one-time charge referred to in footnote (8) above.
        (10)   Represents period end reserves for future liquidation losses.
        (11) Includes $305 million of loans subserviced by the Company on an interim basis.

            Fees and other revenue for the three and nine months ended March 31, 1998 increased 30% and 40% from $9.6 million and $26.4 million, for the three and nine months ended March 31, 1997, to $12.5 million and $37.0 million for the three and nine months ended March 31, 1998. Included in other revenue is interest income earned on loans in the Company's portfolio held for sale. Interest income increased for the three and nine months ended March 31, 1998 due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company offset by the decline in the weighted average coupon from 10.2% for the three months ended March 31, 1997 to 10.0% for the three months ended March 31, 1998. Fees and other revenue also includes fees received by the Company through its retail loan office network in the form of appraisal, underwriting and other fees.

EXPENSES

            Compensation and related expenses for the three and nine months ended March 31, 1998 increased 9.0% and 15% from $22.3 million and $61.3 million for the three and nine months ended March 31, 1997, to $24.3 million and $70.7 million for the three and nine months ended March 31, 1998. This increase was primarily due to the continued effort to enhance the loan servicing infrastructure for the final third party portfolio transfer completed in March 1998 and start up costs due to the expansion of the Company's core production units. The record expansion in the branch system resulted in the opening of 16 new retail offices and two broker offices during the quarter. Generally, new offices become profitable within three to four months of opening. Compensation and related expenses as a percentage of total loan originations and purchases were 4.3% and 4.1% for the three and nine months ended March 31, 1998 compared to 3.6% and 3.5% for the corresponding periods last year.

            Production expenses, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees for the three and nine months ended March 31, 1998 increased 41% and 8.7% from $6.6 million and $20.8 million for the three and nine months ended March 31, 1997, to $9.3 million and $22.6 million for the three and nine months ended March 31, 1998. The increase in production expenses reflects the Company's retail and broker network expansion and higher loan production volume. The Company continually monitors the sources of its loan applications to determine the most effective methods of advertising. Production costs as a percentage of total loan originations and purchases were 1.6% and 1.3% for the three and nine months ended March 31, 1998 compared to 1.1% and 1.2% for the corresponding periods last year.

            General and administrative expenses for the three and nine months ended March 31, 1998 increased 27% and 22% from $8.1 million and $22.8 million for the three and nine months ended March 31, 1997, to $10.3 million and $27.9 million for the three and nine months ended March 31, 1998. The increase was primarily the result of increased occupancy and communication costs related to the Company's retail expansion and increased loan service infrastructure in connection with the in-house transfer of servicing.

            Interest expense for the three and nine months ended March 31, 1998 increased 39% and 38% from $8.4 million and $23.6 million for the three and nine months ended March 31, 1997, to $11.7 million and $32.6 million for the three and nine months ended March 31, 1998. The increase is primarily due to increased warehouse line usage and the increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market. Interest expense relative to production volume is expected to decrease in future periods due to reduced reliance on external sources resulting from the benefit of cash flow related to whole loan sales.

            The provision for loan losses for the three and nine months ended March 31, 1998 decreased 33% and .8% from $8.5 million and $25.4 million for the three and nine months ended March 31, 1997, respectively, to $5.7 million and $25.2 million for the three and nine months ended March 31, 1998, respectively. The decrease in the quarter ended March 31, 1998 was attributable to the sale of a significant portion of loans in a whole loan, servicing released transaction, offset by the increased provision on the securitized product. Management analyzes the provision for loan losses on a quarterly basis to determine the appropriate provision to maintain the adequacy of the loss reserve. At March 31, 1998, the loss reserve represented 289% of net losses on foreclosed loans during the nine months ended March 31, 1998. Based on this percentage, and after taking account of the one-time charge referred to in "Certain Accounting Considerations," management believes the loss reserve at March 31, 1998 was adequate.

            In the nine months ended March 31, 1997, the Company incurred $28.1 million of nonrecurring charges. Approximately $25.0 million was directly related to the acquisition of One Stop. The remaining amount related primarily to a reserve for vacating corporate headquarters.

INCOME TAXES

            The Company's provision for income taxes decreased from $26.5 million for the nine months ended March 31, 1997 to $24.5 million for the nine months ended March 31, 1998. The decrease in the provision for income taxes was due to lower taxable earnings offset by an increase in the Company's effective tax rate from 42% for the quarter ended June 30, 1997 to 44% for the nine months ended March 31, 1998. This increase in effective tax rate was due to non-deductible compensation expense during the nine month period ended March 31, 1998.

FINANCIAL CONDITION

            Loans held for sale. The Company's portfolio of loans held for sale decreased from $243 million at June 30, 1997, to $174 million at March 31, 1998. This decline from the June 30, 1997 quarter carryover, resulted from the Company's sale of mortgages exceeding production levels in the first three fiscal quarters of 1998. However, the Company continues to carryover significantly more loans than in previous years. Management believes the increase in the carryover amount will provide the Company with additional cash flows, efficiencies and flexibility in the future. There can be no assurance that the Company can maintain this level of carryover in future periods.

            Accounts receivable. Accounts receivable, representing servicing fees and advances and other receivables, decreased from $59.2 million at June 30, 1997, to $25.9 million at March 31, 1998. This decrease was primarily the result of more timely recovery of amounts previously advanced in pool related receivables due to the transfer of servicing in-house and the immediate access to related cash collections.

            Interest-only strips. Interest-only strips increased from $270 million at June 30, 1997 to $333 million at March 31, 1998 reflecting the Company's non-cash gain on sale from the securitizations in the nine months ended March 31, 1998, net of amortization and provision for loan losses.

            Mortgage servicing rights. Mortgage servicing rights increased from $21.6 million at June 30, 1997 to $28.6 million at March 31, 1998 reflecting the Company's non-cash gain on sale relating to OMSRs from the securitizations in the nine months ended March 31, 1998, net of amortization.

            Residual assets. Residual assets represent the reserve accounts and overcollateralization amounts required to be maintained in connection with the securitization of loans. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior and subordinated certificates or bonds of the securitization trust. Residual assets increased from $113 million at June 30, 1997, to $176 million at March 31, 1998.

            Equipment and improvements, net. Primarily as a result of the expansion of the Company's retail loan office network and the associated investment in technology, equipment and improvements, net, increased from $12.7 million at June 30, 1997 to $14.1 million at March 31, 1998.

            Prepaid and other assets. Prepaid and other assets increased from $14.9 million at June 30, 1997 to $17.3 million at March 31, 1998.

            Borrowings. Borrowings remained unchanged at $287 million for both June 30, 1997 and March 31, 1998.

            Revolving warehouse facilities. Amounts outstanding under warehouse facilities decreased from $138 million at June 30, 1997, to $127 million at March 31, 1998, primarily as a result of the reduction in mortgage loan carryover, offset by negative cash flow for the nine months ended March 31, 1998. Proceeds from the Company's loan sales are used to pay down the Company's warehouse facilities.

LIQUIDITY

            The Company's primary objective is to increase cash flows with the ultimate goal of becoming cash flow positive. To accomplish these goals, the Company has adopted a strategy of maximizing opportunities in loan disposition transactions through a combination of securitizations and whole loan sales. Depending on transaction economics and the amount of loans securitized versus sold on a whole loan basis for cash, the Company may continue to operate on a negative cash flow basis.

            In the quarter ended March 31, 1998, the Company sold on a servicing released, whole loan basis for cash $306 million in principal amount of mortgages and securitized $300 million in principal amount of mortgages. The Company's loan sale strategy in the third quarter resulted in a decrease in the gain on sale recorded in the period as compared to the comparable period in fiscal 1997. The whole loan gain recognized in the current quarter includes a $2.5 million reserve for potential repurchase obligations with respect to approximately $50 million of principal amount of loans sold on a whole loan basis.

            In addition, the Company's cash flow position will continue to be impacted by the Company's level of future and historical securitizations. The securitizations completed by the Company over the past six years will continue to have cash requirements in the form of reserve accounts or overcollateralization requirements and servicing and interest advances.

            Both on an historical and continuing basis, the Company's operating cash requirements include the funding of: (i) mortgage loan originations and purchases prior to their securitization or sale, (ii) fees and expenses incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of mortgage loans, (iv) tax payments due on recognition of non-cash gain on sale other than in a debt-for-tax securitization structure,
(v) ongoing administrative and other operating expenses, (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness, (vii) advances in connection with the Company's servicing portfolio, and (viii) costs associated with expanding the Company's retail and broker networks.

            The Company's historical operations have required continued access to short-term and long-term sources of cash. Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The Company expects to improve cash flow and reduce the need to access the capital markets by selling a significant portion of its loan production in the whole loan market for cash. In addition, the completion of the $38 million capital infusion in April 1998 provides the Company with a significant source of cash for expanding operations and additional flexibility in loan disposition strategies. See "Recent Developments" and "Capital Resources." During the short term, its negative operating cash flows, subject to limitations under the Company's existing credit facilities, will be funded principally from borrowings from financial institutions. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. The Company anticipates that its sources of liquidity will be sufficient to fund the Company's liquidity requirements for at least the next 12 months. There can be no assurance that the Company will be successful in executing whole loan sale transactions in the future on terms the Company would consider to be favorable. Further, principally as a result of the events described under "Item 1, Business--Recent Events," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, certain rating agencies had placed certain issues of the Company's debt under credit watch. At March 31, 1998, only one rating agency maintains such debt on credit watch. Agency ratings may affect the ability of the Company to secure credit facilities on favorable terms.

            Under the terms of the Company's Indenture, dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to approximately two times stockholders' equity. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual financing the Company may incur on its residuals and interest-only strips allocable to post-September 1996 securitizations is limited to 75% of the difference between such post-September 1996 residuals and interest-only strips and $225 million. Warehouse indebtedness is not included in the indebtedness limitations.

            The Company securitized or sold in the secondary market $606 million and $1.8 billion of loans for the three and nine months ended March 31, 1998, compared to $633 million and $1.8 billion during the corresponding periods in the prior year. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts, or to repay the senior interests in order to increase overcollateralization to specified minimums. The accumulated amounts of such over- collateralization and cash reserve accounts are reflected on the Company's balance sheet as "residual assets." At March 31, 1998, the balance was $176 million compared to $93 million at March 31, 1997.

            In addition, the use of securitization transactions as a funding source by the Company has resulted in a significant amount of non-cash gain on sale of loans recognized by the Company. During the three and nine months ended March 31, 1998, the Company recognized non-cash gain on sale of loans in the amounts of $25.2 million and $112 million, respectively, compared to $53.1 million and $166 million during the same periods of the prior year. In addition, the Company recognized $3.1 million and $13.8 million for the three and nine months ended March 31, 1998 in net unrealized gain on valuation of interest-only strips in accordance with SFAS 125 implemented in the quarter ended March 31, 1997. In the Company's securitizations structured as a REMIC, the recognition of non-cash gain on sale has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the related service fees are collected and applicable reserve or overcollateralization requirements are met. Combining whole loan sales and securitizations will reduce the amount of gain the Company can defer for tax purposes.

            The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedging and other costs which, for the pools sold during the nine months ended March 31, 1998, approximated .64% of the principal amount of the securitized mortgage loans sold.

CAPITAL RESOURCES

            The Company has historically financed its operational cash requirements primarily through (i) warehouse facilities and working capital lines of credit, (ii) the securitization or sale of mortgage loans, and (iii) the issuance of debt and equity securities. The Company's new loan disposition strategy is expected to reduce reliance on external financing sources.

            Warehouse Facilities. At March 31, 1998, the Company had three warehouse facilities in place. One facility is a warehouse line and working capital line of credit with a syndicate of 10 commercial banks. This facility provides for a maximum borrowing amount of $400 million, is secured by loans originated and purchased by the Company as well as certain servicing receivables. The warehouse line bears an interest rate of either 1.05% over the federal funds rate or .80% over one-month LIBOR and the working capital line bears an interest rate of either 1.60% over the federal funds rate or 1.35% over the one month LIBOR. This line is currently scheduled to expire on April 8, 1999 and is subject to renewal. There are two additional financing facilities from investment banks that are secured by loans originated and purchased by the Company. One is a warehouse line of credit in the amount of $250 million which bears interest at a rate of 0.70% over one-month LIBOR and expires on June 30, 1998. The second is a repurchase agreement in the amount of $300 million which bears interest at a rate of .65% over one month LIBOR and expires on September 11, 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future. Although external financing dependence is expected to ease with the future implementation of the Company's diversified loan sale strategy, the Company will continue to require short term warehouse facilities. The levels of short term warehouse facilities required is dependent on production volume levels and the timing of loan sales.

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

            Other Capital Resources. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. In December 1991, July 1993, June 1995, October 1996 and April 1998, the Company effected offerings of its Common Stock with net proceeds to the Company aggregating $217 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At March 31, 1998, the Company had cash and cash equivalents of approximately $28.7 million.

            On April 27, 1998, the Company issued 2.78 million shares of its common stock, or 9.9% of the Company's outstanding shares, to private entities controlled by Ronald Perelman and Gerald Ford, at a purchase price of $13.7625 per share, or approximately $38 million. The purchase price represented the average of the closing sales prices of the Company's common stock on the New York Stock Exchange during the 15-day period preceding the signing of the agreement (March 19,

1998). As part of the agreement, the Company also issued warrants to these entities to purchase an aggregate additional 9.9% of the Company's stock at an exercise price of $17.2031 (125% of the purchase price of the stock), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in three years. In addition, the Company appointed Howard Gittis, as nominee for Mr. Perelman, and Mr. Ford to the Company's Board of Directors.

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

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.      Other Information - Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    11      Computation of Per Share Earnings

                    27.1    Financial Data Schedule

                    99      Press Release issued on April 28, 1998

             (b) Reports on Form 8-K: Current reports on Form 8-K dated December 23, 1997 (reporting a Board change), January 28, 1998 (reporting earnings, cash dividends and intended whole loan sales) and March 10, 1998 (reporting a proposed capital infusion, a new financing facility and a Board and officer change) were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AAMES FINANCIAL CORPORATION


Dated: May 14, 1998                     By:/s/ David A. Sklar
                                           ----------------------------------
                                           David A. Sklar
                                           Executive Vice President--Finance
                                           and Chief Financial and Accounting
                                           Officer

                                  EXHIBIT INDEX


      Exhibit No.           Description of Exhibit

         11                 Computation of Per Share Earnings

         27.1               Financial Data Schedule

         99                 Press Release issued on April 28, 1998