Form 10-K405
period 1998-06-30
AAMES FINANCIAL CORP/DE
filed 1998-09-28
CIK 879957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-K

(Mark one) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     for the Fiscal Year Ended June 30, 1998

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to __________

                         Commission file number 0-19604

                           AAMES FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    95-4340340
(State or other jurisdiction of incorporation)    (I.R.S.  Employer Identification No.)

350 S. GRAND AVENUE, LOS ANGELES, CALIFORNIA                   90071
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (213) 210-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                 Name of each exchange on which registered
COMMON STOCK, PAR VALUE $0.001              NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE
10.50% SENIOR NOTES DUE 2002                NEW YORK STOCK EXCHANGE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         At September 24, 1998, there were outstanding 31,015,763 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($7.75 per share) of the Registrant's Common Stock on the New York Stock Exchange was $225,578,304.50. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders or an amendment to this Form 10-K are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Aames Financial Corporation (the "Company") is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans primarily through a broker network. In late fiscal 1997, the Company began originating small commercial loans on a limited basis that it currently sells on a whole loan basis servicing released.

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

         The Company originates and purchases loans nationally through three production channels - retail, broker and correspondent. For the year ended June 30, 1998, the Company originated and purchased $2.38 billion of mortgage loans. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases. In March 1998, the Company augmented its retail production by establishing One Stop Retail Direct ("Retail Direct"). Unlike the Company's traditional retail network, which uses a centralized marketing approach, Retail Direct uses a decentralized marketing approach at the branch level. See "- Mortgage Loan Production."

         The Company retains the servicing on the loans it originates or purchases and securitizes. During fiscal 1998, the Company completed the transfer-in-house of $1.47 billion of loans previously subserviced for the Company by third parties. Of the Company's $4.15 billion servicing portfolio, only 5.0% was subserviced by a third party at June 30, 1998. Of the Company's $3.17 billion servicing portfolio at June 30, 1997, 53% was subserviced by a third party at that date. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Expenses."

           During fiscal 1998, the Company continued its shift up the credit grade spectrum reflecting its previously announced strategic decision to diversify the loans it originates and purchases to include more of the higher credit grade loans. In fiscal 1998, of the total loans originated and purchased by the Company, 93% were A, A-, B and C credit grade loans and 7% were C- and D credit grade loans. In fiscal 1997, of the total loans originated and purchased by the Company, 82% were A, A-, B and C credit grade loans and 18% were C- and D credit grade loans, compared to 66% and 34%, respectively, in fiscal 1996. This diversification was accomplished primarily through the acquisition of One Stop in August 1996, which focuses on the higher credit grade spectrum, the decrease in C- and D originations in certain non-judicial foreclosure states and the adoption of different pricing structures by credit grade in the correspondent and retail divisions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenue."

         As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. The Company sold $2.45 billion, $2.27 billion and $993 million of loans in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. See "- Loan Disposition."

RECENT EVENTS

         First Quarter Results. For the quarter ended September 30, 1998, the Company expects that it will achieve record loan volume of approximately $725 million from all production channels. Offsetting this strong loan growth is the negative impact of current conditions in the asset-backed mortgage and Treasury markets that negatively impacted the Company's securitization execution. Specifically, the Company's gain on sale resulting from its recent $650 million securitization is expected to be lower than in the past due to a significant loss on its hedge position which was not offset by enhanced securitization execution. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management." These and other factors will have a significant negative impact on reported operating results for September 30, 1998.

         Equity Infusion. On April 27, 1998, the Company issued 2.78 million shares of its common stock, or 9.9% of the Company's outstanding shares, to private entities controlled by Ronald Perelman and Gerald Ford, at a purchase price of $13.7625 per share, or approximately $38 million in the aggregate. Mr. Ford is the Chairman of the Board and Chief Executive Officer of Golden State Bancorp Inc. The purchase price represented the average of the closing sales prices of the Company's common stock on the New York Stock Exchange during the 15-day period preceding the signing of the agreement (March 19, 1998). As part of the agreement, the Company also issued warrants to these entities to purchase an aggregate additional 9.9% of the Company's stock at an exercise price of $17.2031 (125% of the purchase price of the stock), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in three years. In addition, in April 1998 the Company appointed Howard Gittis, as nominee for Mr. Perelman, and Mr. Ford to the Company's Board of Directors. On September 24, 1998, Messrs. Gittis and Ford resigned from the Board of Directors.

         Strategic Alternatives. The Company continues to retain Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to develop strategic alternatives for the Company. DLJ continues to evaluate opportunities for the Company, including possible business combinations. The Company is currently in discussions with several entities, including Golden State Bancorp Inc., concerning various alternatives. No assurance can be given that any such opportunities will be consummated.

BUSINESS STRATEGY

         For the three years prior to fiscal 1998, the Company's significant year-over-year growth was driven primarily by the increases in the volume of loans purchased in the bulk correspondent business and the sale of the Company's loan production in securitization transactions. These two business strategies significantly contributed to the Company's operating on a negative cash flow basis which was funded by the Company regularly accessing the public equity and debt markets. In the fourth quarter of fiscal 1997, primarily as a reaction to the uncertainties in those capital markets, the Company decided to reduce its bulk loan purchases and focus on the less cash intensive core retail and broker loan production units and its servicing divisions. Fiscal 1998's results reflect these strategic decisions in the record levels of retail and broker loan production, increased expenses for retail and broker loan office expansion and increased expenses to accommodate the significant increase in the Company's in-house servicing portfolio. The fiscal 1998 results also reflect the Company's new loan disposition strategy which includes a combination of securitizations and whole loan sales for cash. The Company intends to continue to pursue its growth strategy by (i) continuing to focus on its core loan production units;
(ii) increasing its servicing portfolio and servicing capabilities; and (iii) diversifying its funding sources to become self-financing (i.e., the ability to obtain sufficient lines of credit to provide financing for assets created by the Company and the elimination of reliance on the public equity and debt markets). In particular, the Company intends to employ the following strategies:

        Focus on Core Loan Production. During fiscal 1998, the Company expanded its Aames retail loan office network by adding 42 new retail offices and its broker network by adding 10 new broker offices. Further,

Retail Direct opened 5 offices during the fiscal year. The Company intends to continue to evaluate further expansion opportunities in its retail and broker operations and to expand its loan purchasing capabilities by building new relationships with independent mortgage brokers, with the goal of increasing market share in these areas. The Company began lending operations in the United Kingdom in April 1998 through a subsidiary of One Stop. The Company will continue to evaluate additional international opportunities. The Company regularly reviews its loan offerings and introduces new loan products to further meet the needs of its customers and increase its core loan production volume. During fiscal 1998, the Company began offering high loan-to-value ratio loans which it sells on a whole loan basis, and the Company is currently reviewing the feasibility of offering home equity lines of credit which would also be sold on a whole loan basis.

         Increase Servicing Portfolio; Increase Margins and Develop Subservicing Capabilities. The Company plans to continue to build the size of its servicing portfolio to provide a stable and significant source of recurring revenue. At June 30, 1998, the Company's servicing portfolio was $4.15 billion, 5.0% of which was subserviced by third parties. The servicing portfolio at June 30, 1998 was up 31% from $3.17 billion at the end of the 1997 fiscal year, 53% of which was subserviced by third parties. By calendar year end, the Company intends to directly service all of its servicing portfolio. The Company expects to increase the size of its loan servicing portfolio by continuing to increase loan originations and purchases, completing new securitizations and subservicing on behalf of third parties. However, no assurance as to the Company's ability to accomplish these goals can be given.

         Continue to Diversify Funding Sources and Become Self-Financing. The Company intends to continue to expand and diversify its funding sources by adding additional warehouse facilities, disposing of a portion of its loan production for cash in the whole loan market, and, subject to easing debt covenants restricting the Company's ability to obtain financing secured by its interest-only strips, adding credit facilities to finance the Company's interest-only strips and residual assets. However, no assurance as to the Company's ability to accomplish these goals can be given. The Company continues to improve its cash flows through such mechanisms as new securitization structures, as well as through decreasing bulk loan purchases which, while resulting in lower production volume in its correspondent unit, improves the Company's cash position. The Company also believes it will improve its cash flow by improving the efficiency of its servicing operations. Under certain circumstances, the Company would consider again accessing the public equity and debt markets.

         The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

MORTGAGE LOAN PRODUCTION

         The Company's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity which is typically secured by a first mortgage on the borrower's residence with either a fixed or adjustable interest rate. Non-conforming home equity loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and that generally cannot be marketed to agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). In addition, the Company offers junior mortgages and other products in order to meet a wide variety of borrower needs. In fiscal 1998, the Company obtained its residential loans through three primary channels: retail, broker and correspondent. In late fiscal 1997, the Company established a commercial loan division. In March 1998, the Company augmented its retail production channel by establishing Retail Direct.

         The following table illustrates the sources of the Company's loan production during the periods indicated:

                                                             FISCAL YEARS ENDED JUNE 30,
                                                         1998           1997            1996
                                                         ----           ----            ----
                                                               (DOLLARS IN THOUSANDS)
Retail loans:
  Total dollar amount............................      $ 636,100     $   436,900     $   220,900
  Number of loans................................         11,531           8,565           4,792
  Average loan amount............................             55              51              46
  Average initial combined loan to value                      70%             67%             60%
  Weighted average interest rate(1)..............           10.3%           10.5%           11.0%
Broker loans(2):
  Total dollar amount............................     $1,101,200     $   741,000       $ 319,800
  Number of loans................................         12,763           8,985           4,182
  Average loan amount............................             86              83              77
  Average initial combined loan to value                      75%             71%             68%
 Weighted average interest rate(1)...............            9.8%           10.0%           10.6%
Correspondent program:
  Total dollar amount............................     $  646,300      $1,170,000     $   628,200
  Number of loans................................          6,252          12,500           7,166
  Average loan amount............................            103              94              88
  Average initial combined loan to value                      79%             71%             66%
  Weighted average interest rate(1)..............           10.2%           11.0%           11.7%
Total loans:
  Total dollar amount............................     $2,383,600      $2,347,900      $1,168,900
  Number of loans................................         30,546          30,050          16,140
  Average loan amount............................             78              78              72
  Average initial combined loan to value                      75%             70%             65%
  Weighted average interest rate(1)..............           10.1%           10.6%           11.3%

----------------

(1) Calculated with respect to the interest rate at the time the loan is originated or purchased by the Company.
(2) Includes commercial loans.

         Aames Retail Loan Office Network. The Company originates home equity mortgage loans through its network of retail loan offices which, at June 30, 1998, consisted of 98 retail loan offices located in 32 states. Prior to fiscal year 1994, the Company's retail offices were located only in California. Since that time, the Company has aggressively pursued a strategy of expanding its retail loan office network nationwide. During the current fiscal year, the Company will continue to evaluate opportunities for further retail office expansion.

         The Company selects areas in which to introduce or expand its retail presence on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company.

         The Company's expansion of its retail loan office network has resulted in significant increases in retail loan production over the last three fiscal years. The Company originated $636 million, $437 million and $221 million of mortgage loans through this network in fiscal 1998, 1997 and 1996, respectively.

         The Company generates applications for loans through its retail loan office network principally through a centralized multimedia advertising program, which relies primarily on the use of direct mailings to homeowners, television advertising, yellow-page listings and telemarketing. The Company believes that its advertising campaigns establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of advertising.

         The Company's advertising invites prospective borrowers to call its headquarters office through the Company's toll-free telephone numbers. On the basis of an initial screening conducted at the time of the call, the Company's customer service representative makes a preliminary determination of whether the customer and the property meet the Company's lending criteria, and schedules an appointment with a loan officer in the retail loan office most conveniently located to the customer or in the customer's home. If the customer cannot schedule an appointment or is located in an area without a retail office, the representative refers the customer to a loan officer in a nearby retail loan office who takes the loan application by telephone.

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

         Retail Direct. In March 1998, the Company established a separate retail production unit, Retail Direct, to enable the Company to further penetrate the non-conforming home equity loan market. Unlike the Company's existing retail office network, which uses a centralized marketing approach, Retail Direct uses a decentralized marketing effort at the branch level. During the year ended June 30, 1998, $1.48 million in loans were originated through Retail Direct. Currently, Retail Direct is operating 7 offices in 5 states and expects to expand nationwide in the future.

         Independent Mortgage Broker Network. Through its independent mortgage broker network, One Stop funded $1.05 billion, $741 million and $320 million in residential loans during the fiscal years ended June 30, 1998, 1997 and 1996, respectively. At June 30, 1998, One Stop operated 47 broker offices in 45 states and the United Kingdom and had approximately 4,600 approved mortgage brokers. During fiscal 1998, One Stop originated loans through approximately 2,100 brokers, no one of which accounted for more than 10% of One Stop's total originations. All loans originated by One Stop are underwritten in accordance with the Company's underwriting guidelines. Once approved, the loan is funded or purchased by One Stop directly.

         The broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as One Stop's liaison with the borrower through the lending process. One Stop reviews and underwrites the applications submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by One Stop, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through its broker network allows One Stop to increase its loan volume without incurring the higher marketing costs associated with increased retail originations.

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

         Correspondent Channel. The Company purchases closed loans from mortgage bankers and other financial institutions on a continuous or "flow" basis, and through bulk and mini-bulk purchases. During the fiscal years ended June 30, 1998, 1997 and 1996, $646 million, $1.17 billion and $628 million in loans were purchased through this correspondent channel. The Company believes that its flow and mini-bulk correspondent program represents a cost effective means of increasing loan production. In the fourth quarter of fiscal 1997, primarily as a reaction to the uncertainties in the public equity and debt markets, the Company decided to reduce its bulk loan purchases. This strategic decision decreased the amount of bulk loans purchased in fiscal 1998 compared to fiscal 1997.

         Commercial Loans. In late fiscal 1997, One Stop established a commercial loan division through which it originates small commercial loans. The Company portfolios these loans until sufficient volume is accumulated to maximize the execution of whole loan sales on a servicing released basis. Generally, the size of the commercial loans range from $250,000 to $2.0 million in size and are secured by liens on commercial properties such as multifamily residences, retail establishments, office buildings, light industrial warehouse facilities and mobile home parks. The Company originated $53.9 million and $6.9 million of commercial loans during the fiscal years ended June 30, 1998 and 1997, respectively.

         Underwriting. The Company underwrites every residential loan it originates and generally re-underwrites each loan it purchases. The Company's underwriting guidelines are designed to assess the adequacy of the real property as collateral for the loan and the borrower's creditworthiness. An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the ratio (the "combined loan-to-value ratio") of all mortgages existing on the property (including the loan applied for) to the appraised value of the property at the time of origination. As a lender that specializes in loans made to credit impaired borrowers, the Company ordinarily makes home equity mortgage loans to borrowers with credit histories or other factors that would typically disqualify them from consideration for a loan from traditional financial institutions. Consequently, the Company's underwriting guidelines generally require lower combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution. Creditworthiness is assessed by examination of a number of factors, including calculation of debt-to-income ratios, which is the sum of the borrower's monthly debt payments divided by the borrowers's monthly income before taxes and other payroll deductions, an examination of the borrower's credit history through standard credit reporting bureaus, and by evaluating the borrower's payment history with respect to existing mortgages, if any, on the property.

         The underwriting of a mortgage loan to be originated or purchased by the Company includes a review of the completed loan package, which includes the loan application, a current appraisal, a preliminary title report and a credit report. All loan applications and all closed loans offered to the Company for purchase must be approved by the Company in accordance with its underwriting criteria. The Company regularly reviews its underwriting guidelines and makes changes when appropriate to respond to market conditions, the performance of loans representing a particular loan product or changes in laws or regulations.

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

         The Company requires title insurance coverage issued on an American Land Title Association (or similar) form of title insurance on all residential properties securing mortgage loans it originates or purchases. The loan originator and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to maintain hazard and, in certain instances, flood insurance, in an amount sufficient to cover the new loan and any senior mortgage, subject to the maximum amount available under the National Flood Insurance Program.

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

         Credit Grades.

         The Company assigns a credit grade (A, A-, B, C, C- and D) to each loan it originates or purchases depending on the risk profile of the loan, with the higher credit grades exhibiting a lower risk profile and the lower credit grades exhibiting increasingly higher risk profiles. Generally, the higher credit grade loans have higher loan-to-value ratios and carry a lower interest rate. The following chart generally outlines certain parameters of the credit grades of the Company's underwriting guidelines for its residential loans at August 12, 1998:

                "A" CREDIT       "A-" CREDIT        "B" CREDIT          "C" CREDIT          "C-" CREDIT          "D" CREDIT
                   GRADE            GRADE             GRADE               GRADE                GRADE                GRADE
                ----------       -----------        ----------          ----------          -----------          ----------
GENERAL         Has good         Has good credit    Generally good      Marginal credit     Marginal credit      Designed to
REPAYMENT       credit.          but might have     mortgage pay        history which is    history not offset   provide a
                                 some minor         history but may     offset by other     by other positive    borrower with
                                 delinquency.       have marginal       positive            attributes.          poor credit history
                                                    consumer credit     attributes.                              an opportunity to
                                                    history.                                                     correct past credit
                                                                                                                 problems.

EXISTING        No lates in      No more than 59    No more than 89     Can have            No more than         Greater than
MORTGAGE        past 12 months.  days late at       days late at        multiple 30-day     149 days             150 days
LOANS                            closing and a      closing and a       lates and two       delinquent in        delinquent in
                                 maximum of         maximum of          60-day lates        the past 12 months.  the past 12
                                 two 30-day lates   four 30-day lates   or one 90-day       Can have multiple    months.
                                 in the past 12     in the past 12      late in the past    90-day lates
                                 months.            months or one       12 months;          or one 120 day
                                                    60-day late         currently not       late in the past
                                                    and two 30-day      more than 119       12 months.
                                                    lates.              days late at
                                                                        closing.

CONSUMER        Consumer credit  Consumer credit    Consumer credit     Consumer credit     Consumer credit      Consumer credit
CREDIT          is good in the   is good in the     must be             is fair in the last is poor in the       is poor in the
                last 12 months.  last 12 months.    satisfactory in     12 months.  The     last 12 months       last 12 months.
                Less than 25%    Less than 35%      the last 12         majority of the     with currently       The majority of
                of credit report of credit report   months.  Less       credit is not       delinquent           the credit is
                items derogatory items derogatory   than 40% of         currently           accounts. Less       derogatory (more
                with no 60-day   with no 90-day     credit report of    delinquent. Less    than 60% of          than 60%).
                or more lates.   or more lates.     items derogatory.   than 50% of         credit report        Percentage of
                                                                        credit report       items derogatory.    derogatory items
                                                                        items derogatory.                        not a factor.

BANKRUPTCY      2 years since    2 years since      1 year since        Bankruptcy          Bankruptcy filed     Current
                discharge or     discharge or       discharge with      filing 12 months    within last 12       bankruptcy
                dismissal with   dismissal with     reestablished       old, discharged     months and           must be paid
                reestablished    reestablished      "B" credit or 18    or dismissed        discharged or        through loan.
                "A" credit.      "A-" credit.       months since        prior to            dismissed prior
                                                    discharge without   application.        to application.
                                                    reestablished
                                                    credit.

DEBT SERVICE-   Generally not to Generally not to   Generally not to    Generally not to    Generally not to     Generally not to
TO-INCOME       exceed 42%.      exceed 45%.        exceed 50%.         exceed 55%.         exceed 60%.          exceed 60%.
RATIO

MAXIMUM
LOAN-TO-VALUE
RATIO:

    OWNER
   OCCUPIED     Generally 90%    Generally 90%      Generally 80%       Generally 75%       Generally 70%        Generally 65%
                for a 1 to 4     for a 1 to 4       for a 1 to 4        for a 1 to 4        for a 1 to 4         for a 1 to 4
                family dwelling. family dwelling.   family dwelling.    family dwelling.    family dwelling.     family dwelling.

                "A" CREDIT       "A-" CREDIT        "B" CREDIT          "C" CREDIT          "C-" CREDIT          "D" CREDIT
                   GRADE            GRADE             GRADE               GRADE                GRADE                GRADE
                ----------       -----------        ----------          ----------          -----------          ----------
  NON-OWNER     Generally 80%    Generally 75%      Generally 70%       Generally 65%       Generally 65%        Generally 60%
   OCCUPIED     for a 1 to 4     for a 1 to 2       for a 1 to 2        for a 1 to 4        for a 1 to 4         for a 1 to 2
                family dwelling. family dwelling.   family dwelling.    family dwelling.    family dwelling.     family dwelling.


        The following tables present certain information about the Company's loan production through its retail loan office network, independent mortgage broker network and correspondent program during fiscal 1998, 1997 and 1996:

                 LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1998

                                                                                      WEIGHTED
                                                                  WEIGHTED AVERAGE     AVERAGE
                                  DOLLAR AMOUNT       % OF            COMBINED        INTEREST
      CREDIT GRADE                   OF LOAN          TOTAL         LOAN-TO-VALUE      RATE(1)
      ------------                   -------          -----         -------------      -------
      A                          $  651,303,000         27%              77%             9.3%
      A-                            835,834,000         35               78              9.7
      B                             560,710,000         24               74             10.2
      C                             159,652,000          7               67             11.2
      C-                             45,378,000          2               65             12.2
      D                             130,761,000          5               61             13.2
                                 --------------        ---              ---             ----
      Total                      $2,383,638,000        100%              75%            10.1%
                                 ==============        ===              ===             ====

                 LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1997

                                                                                      WEIGHTED
                                                                  WEIGHTED AVERAGE     AVERAGE
                                  DOLLAR AMOUNT       % OF            COMBINED        INTEREST
      CREDIT GRADE                   OF LOAN          TOTAL         LOAN-TO-VALUE      RATE(1)
      ------------                   -------          -----         -------------      -------
      A                          $  327,574,000        14%               72%             9.2%
      A-                            758,842,000        32                73              9.8
      B                             573,125,000        24                72             10.3
      C                             277,002,000        12                67             11.2
      C-                            112,209,000         5                65             12.0
      D                             299,186,000        13                62             13.4
                                 --------------       ---               ---             ----
      Total                      $2,347,938,000       100%               70%            10.6%
                                 ==============       ===                ==             ====

                 LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1996

                                                                                      WEIGHTED
                                                                  WEIGHTED AVERAGE     AVERAGE
                                    DOLLAR AMOUNT      % OF           COMBINED        INTEREST
      CREDIT GRADE                    OF LOAN          TOTAL        LOAN-TO-VALUE      RATE(1)
      ------------                    -------          -----        -------------      -------
      A                          $  126,790,000         11%              70%             9.4%
      A-                            224,943,000         19               68             10.2
      B                             227,117,000         19               69             10.5
      C                             197,389,000         17               65             11.6
      C-                            107,039,000          9               63             12.1
      D                             285,668,000         25               61             13.0
                                 --------------        ---              ---             ----
      Total                      $1,168,946,000        100%              66%            11.3%
                                 ==============        ===               ==             ====



--------------

(1) Calculated with respect to the interest rate at the time the loan is originated or purchased by the Company, as applicable.

LOAN DISPOSITION

        The Company disposes of its loan production through a combination of securitizations and whole loan sales, although the Company currently anticipates that securitization will be its primary disposition strategy for the near future. Securitization is a cost competitive source of capital compared to other debt financing sources available to the Company. The Company generally seeks to dispose of substantially all of its quarterly loan production each quarter. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse facilities in order to make these facilities available for future funding of mortgage loans.

        The Company securitized or sold in the secondary market $2.45 billion, $2.27 billion and $993 million of loans in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Of the Company's 26 securitization transactions totaling $5.57 billion completed through June 30, 1998, $4.09 billion has been credit-enhanced by monoline insurance to receive ratings of "Aaa" by Moody's Investors Service, Inc. ("Moody's") and "AAA" by Standard & Poor's Ratings Group, a Division of The McGraw-Hill Companies ("S&P") and, in some cases, "AAA" by Fitch IBCA, Inc. ("Fitch"). The remaining $1.48 billion of securitization transactions utilized a senior/subordinated structure in which the senior tranches received ratings of "Aaa" by Moody's, "AAA" by S&P and "AAA" by Fitch. In a senior/subordinated structure, the senior certificate holders are protected from losses by outstanding subordinated certificates and overcollateralization, rather than a monoline insurance policy.

        Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. The Company's interest in each overcollateralization amount and reserve account is reflected on the Company's Consolidated Financial Statements as "residual assets" and is recorded as of the time such amounts are received by the trust. If losses exceed the amount of the overcollateralization or the reserve account, as applicable, the credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced by holders of the senior interests in the related trust will be paid under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company's securitizations. In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources -- Loan Sales" and "- Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

        In a whole loan sale for cash, the Company generally enters into an agreement to sell the loans for cash on a servicing released basis. After the sale, the Company retains no interest in the underlying loans.

LOAN SERVICING

        Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. The Company retains the servicing rights to the residential loans it originates or purchases and securitizes. In its whole loan sale strategy, the Company evaluates the feasibility of selling loans on a servicing retained or servicing released basis. To date, all of the Company's whole loan sales have been done on a servicing released basis. The following table sets forth certain information regarding the Company's servicing portfolio for the periods indicated:

                                                 FISCAL YEARS ENDED JUNE 30,
                                       -----------------------------------------------
                                          1998                1997             1996
                                       ----------          ----------       ----------
                                                         (IN THOUSANDS)
Servicing portfolio (period end)       $4,147,000(1)       $3,174,000       $1,370,000
Serviced in house ..............       $3,941,000(1)       $1,506,000       $  914,000
Loan service revenue ...........       $   42,677          $   25,804       $   18,186



----------------

(1)     Includes $82 million in loans serviced on an interim basis.

        The Company directly services substantially all newly originated or purchased loans. As a result of the recent transfer in-house of loans previously serviced by a third party, the Company currently directly services substantially all of its servicing portfolio. The Company believes that continued technology and processing enhancements will provide it with improved margins on its servicing. The Company anticipates that during fiscal 1999 it will begin subservicing for third parties which will provide a new source of servicing revenue. However, no assurance can be given that the Company will be successful in its attempts to generate subservicing business.

        The agreements between the Company and the real estate mortgage investment conduit ("REMIC") or owner trusts established in connection with securitizations typically require the Company to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related trust. The agreements also require the Company to make certain servicing advances (e.g., for property taxes or hazard insurance) unless the Company determines that such advances would not be recoverable. Realized losses on the loans are paid out of the related loss reserves established by the Company at the time of securitization or paid out of principal and interest payments on overcollateralized amounts as applicable, and if necessary, from the related monoline insurance policy or the subordinated interests.

        In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company's failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquency (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and certain events of bankruptcy or insolvency. At June 30, 1998, 12 trusts representing approximately 25.0% (by dollar volume) of the Company's servicing portfolio exceeded the specified delinquency rate, although the servicing rights of the Company have not been terminated. Seven of the 12 trusts plus one additional trust representing approximately 10% (by dollar volume) of the Company's servicing portfolio exceeded specified loss limits at June 30, 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow." In the case of the Company's senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default generally relating to certain levels of loss experience, but not delinquency rates. No such events of default have occurred to date in the Company's senior/subordinated securitizations.

        The Company receives a servicing fee based on a percentage of the declining principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrower's monthly payments. In addition, the Company, as servicer, generally receives all late fees and assumption charges paid by the borrower on loans serviced directly by the Company, as well as other miscellaneous fees for performing various loan servicing functions. The Company also generally receives any prepayment fees paid by borrowers.

        The Company's servicing portfolio is subject to reduction by normal monthly principal amortization, by prepayment and by foreclosure. It is the Company's strategy to build and retain its core servicing portfolio. In July 1998, the Company sold its subsidiary that serviced $55.7 million in loans for private investors for consideration that was immaterial to the Company. The Company had discontinued originating private investor loans in August 1997.

        In general, revenue from the Company's loan servicing portfolio may be adversely affected by competitive market conditions that result in lower mortgage interest rates or accelerated prepayment activity, subject to the receipt by the Company of prepayment fee income. In some states in which the Company currently operates, prepayment fees may be limited or prohibited by applicable law.

        The following table illustrates the mix of credit grades in the Company's servicing portfolio as of June 30, 1998:

                                                                   WEIGHTED        WEIGHTED
                                                                    AVERAGE         AVERAGE
                                                                   COMBINED        ORIGINAL
                            DOLLAR AMOUNT                           INITIAL        INTEREST
     CREDIT GRADE              OF LOAN           % OF TOTAL      LOAN-TO-VALUE       RATE
     ------------              -------           ----------      -------------       ----
                      (Dollars in thousands)
     A                    $     566,500              14%              76%            9.4%
     A-                       1,600,000              39               75            10.0
     B                          965,400              23               73            10.6
     C                          386,800               9               66            11.6
     C-                         153,800               4               64            12.5
     D                          414,600              10               62            12.0
     Other                       60,100               1               54            13.5
                            -----------             ---               --            ----
     Total                  $ 4,147,200             100%              72%           11.0%
                            ===========             ===               ==            ====


COLLECTIONS, DELINQUENCIES AND FORECLOSURES

        The Company sends borrowers a monthly billing statement approximately ten days prior to the monthly payment due date. Although borrowers generally make loan payments within ten to fifteen days after the due date (the "grace period"), if a borrower fails to pay the monthly payment within the grace period, the Company commences collection efforts by notifying the borrower of the delinquency. In the case of borrowers in the "B," "C," "C-" and "D" credit grades, collection efforts begin immediately after the due date. The Company continues contact with the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

        As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower immediately after the due date of the next subsequently scheduled installment (five days after the initial due date for C- and D credit grades), providing 30 days' notice of impending foreclosure action. During the 30-day notice period, collection efforts continue and the Company evaluates various legal options and remedies to protect the value of the loan, including arranging for extended prepayment terms, accepting a deed-in-lieu of foreclosure, entering into a short sale (a sale for less than the outstanding principal amount) or commencing foreclosure proceedings. If no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, the Company will have commenced foreclosure proceedings when a loan is 45 to 100 days delinquent, depending upon credit grade, other credit considerations or borrower bankruptcy status.

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

         Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender's lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the Company often purchases the property from the trustee or referee through a credit bid in an amount up to the principal amount outstanding under the loan, accrued and unpaid interest, servicing advances and the expenses of foreclosure. Depending upon market conditions, the ultimate proceeds of the sale may not equal the Company's investment in the property.

         The following table sets forth delinquency, foreclosure, loss and reserve information relating to the Company's servicing portfolio for the periods indicated:


                                                                  FISCAL YEARS ENDED JUNE 30,
                                                               ---------------------------------
                                                                 1998        1997         1996
                                                                 ----        ----         ----
                                                                        (Dollars in thousands)
Percentage of dollar amount of delinquent
  loans to loans serviced (period end) (1)(2)(3)(4)
  One Month ..........................................             3.8%        4.3%         4.9%
  Two Months .........................................             1.3         1.9          1.8
  Three or More Months
    Not foreclosed (5) ...............................             9.0         8.1          8.0
    Foreclosed (6) ...................................             1.5         1.0          1.0
                                                               -------     -------      -------
        Total ........................................            15.6%       15.3%        15.7%
                                                               =======     =======      =======


Percentage of dollar amount of loans foreclosed
during period to loans serviced (period end)(2)(4)  ..             2.0%        1.5%         1.1%
Number of loans foreclosed (7) .......................           1,125         560          221
Principal amount of foreclosed loans(7) ..............         $84,613     $48,029      $14,349
Net losses on liquidations (8) .......................         $26,488     $ 5,470      $   931
One-time charge against loan loss reserves (9) .......           6,000          --           --

Percentage of losses to average servicing
  portfolio (4)(10) ..................................             .72%        .24%         .09%
Liquidation loss reserve (11) ........................         $50,262     $43,586      $10,300

-------------

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

 (3) At June 30, 1998, the dollar volume of loans delinquent more than 90 days in the Company's 12 REMIC trusts formed in November 1992, December 1992 and June 1993 and during the period from December 1994 to December 1996 exceeded the permitted limit in the related pooling and servicing agreements. Seven of those trusts plus one additional trust exceeded certain loss limits. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources;" and "- Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow".

 (4)     The servicing portfolio used in percentage calculations includes
         $82 million of loans subserviced by the Company on an interim basis at June 30, 1998.

 (5) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

 (6) Represents properties acquired following a foreclosure sale and still serviced by the Company.

 (7) The increase in the number of loans foreclosed and principal amount of loans foreclosed in 1997 and 1998 relative to 1996 is due to the larger and more seasoned servicing portfolio.

 (8) Represents losses net of gains on foreclosed properties sold during the periods indicated excluding the one-time charge referred to in footnote (9) below.

 (9) Represents a one-time reversal of $6.0 million to the loss reserve recorded in March 1998 resulting from the Company's delay in recording information transferred from a third party servicer regarding loan payoffs. The amount was not sufficiently material to require adjustment of previously reported receivables or the reserve.

(10)     Does not include the one-time charge referred to in footnote (9) above.


(11)     Represents period end reserves for future liquidation losses.

         The Company's servicing portfolio has grown over the periods presented. However, because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures.

 COMPETITION

         The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors in the industry include other consumer finance companies, mortgage banking companies, investment banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks or purchased home equity lenders offering loan products directed at the target market of the Company. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by the Company and its competitors on the sale of non-conforming loans could attract additional competitors into this market. Additional competition may lower the rates the Company can charge borrowers and increase the price paid for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

         The Company believes its competitive strengths include: (i) emphasizing customer service to attract borrowers; (ii) providing a high level of service to brokers and their customers; (iii) offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders; (iv) providing convenient locations for its retail, Retail Direct and broker offices and national geographic coverage in origination channels; and emphasizing customer service in its loan servicing division.

 REGULATION

         The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors -- Government Regulation."

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

EMPLOYEES

        At June 30, 1998, the Company employed 1,642 persons. The Company has satisfactory relations with its employees.

ITEM 2.  PROPERTIES

        The executive and administrative offices of the Company are located at 350 S. Grand Avenue, Los Angeles, California, and consist of approximately 178,000 square feet. The lease on these premises extends through February 2012. The Company also continues to lease space at its former headquarters location at 3731 Wilshire Boulevard, Los Angeles, California, which it will use for its telemarketing operations and future expansion of production related operations. This lease expires in October 2008. The executive and administrative offices of One Stop are located at 3347 Michaelson Drive, Irvine, California, and consist of approximately 46,911 square feet. The lease on these premises extends through July 31, 2003.

        The Company and One Stop also lease space for their branch offices. These facilities aggregate approximately 339,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between 1998 and 2002, and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3.   LEGAL PROCEEDINGS

        The Company and certain of its present and former officers have been named in consolidated class actions filed in the United States District Court, Marc Dauber, et al. v. Aames Financial Corporation et al., Case No. 97-6714
(JMI) consolidated with Case Nos. 97-8095 (JMI) and 97-6814 (JMI), alleging violations of federal securities laws and in a parallel class action filed in Los Angeles County Superior Court of the State of California, Polin, et al. v. Aames Financial Corporation, et al., Case No. BC 177236, alleging violations of California securities laws. In the state action, plaintiffs represent a certified class of persons who purchased the Company's stock between January 29, 1997 and April 30, 1997. In the federal actions, the complaints on file identify a class period from January 23, 1996 through April 30, 1997, but in the as yet unfiled consolidated amended federal complaint the class period alleged has been shortened to match the state action.

        The Company and the plaintiffs have entered into an agreement in principle for the settlement of the claims asserted in these parallel federal and state court actions. This settlement is subject to approval of the parties of the documentation required to evidence the settlement, which documentation will be filed with the courts, and is further conditioned upon receiving preliminary and final approval by the appropriate courts. The Company believes that the settlement is in its best interests and will not have a material adverse impact on the Company's consolidated financial position or results of operations. By entering into this settlement in principle, the Company and its present and former officers and directors do not admit any wrongdoing and, in fact, deny any wrongdoing.

        The Company is involved in litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of fiscal 1998 to a vote of the security holders of the Company.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In November 1995, the Company's common stock began trading under the symbol AAM on the New York Stock Exchange (NYSE). Prior to that time, the Company's common stock traded on the NASDAQ National Market under the symbol AAMS. The following table sets forth the range of high and low sale prices and per share cash dividends declared for the periods indicated. All share prices and cash dividends through February 21, 1997 have been adjusted to reflect the three-for-two stock split in the form of a stock dividend effected on that date and the three-for-two stock split in the form of a stock dividend effected on May 17, 1996.


                                                           CASH
                                   HIGH         LOW       DIVIDEND
                                 -------      -------     --------
FISCAL 1998*
         First Quarter           $23.250      $15.875      $.033
         Second Quarter           17.125       10.625       .033
         Third Quarter            15.250       11.438       .033
         Fourth Quarter           15.562       13.625       .033

FISCAL 1997*
         First Quarter           $37.922      $20.750      $.033
         Second Quarter           39.328       22.500       .033
         Third Quarter            32.375       20.250       .033
         Fourth Quarter           20.500       10.750       .033

------------------------
*  As reported by Bloomberg

        As of August 12, 1998, the Company had 205 stockholders of record. Since its initial public offering on December 3, 1991, the Company has consistently paid quarterly cash dividends on its common stock. The Company declared and subsequently paid an aggregate of $0.13 per share in dividends for the fiscal year ended June 30, 1998, representing approximately 9.4% of its net income for the period. The Board of Directors of the Company reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. Bank agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements. The Company's Indenture relating to its 9.125% Senior Notes due 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period; (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994, plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994.

ITEM 6.   SELECTED FINANCIAL DATA

        The selected consolidated financial data for the Company for the five year period ended June 30, 1998 have been derived from the audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein. The selected consolidated financial data gives pro forma effect to the acquisition of One Stop in August 1996.


                                                                      FISCAL YEAR ENDED JUNE 30,
                                                                      --------------------------
                                                      1998          1997         1996         1995       1994
                                                      ----          ----         ----         ----       ----
                                                              (Dollars in thousands except per share data)
 STATEMENT OF INCOME DATA:
   Revenue:
     Gain on sale of loans....................     $ 188,578     $ 198,736    $   95,299    $ 25,438     $ 8,705
     Net unrealized gain or (loss) on valuation
       of interest-only strips................        19,495       (18,950)
     Commissions..............................        27,664        29,250        21,564      15,799      16,432
     Loan service.............................        42,677        25,804        18,186       8,246       6,099
     Fees and other...........................        46,860        37,679        15,215       7,940       5,595
                                                   ---------     ---------   -----------  ---------- -----------
         Total revenue........................       325,274       272,519       150,264      57,423      36,831
     Total expenses...........................       252,847       239,012        97,965      40,272      27,848
                                                   ---------     ---------   -----------   ---------  ----------
     Income before income taxes...............        72,427        33,507        52,299      17,151       8,983
     Provision for income taxes...............        32,110        16,398        22,508       7,117       3,684
                                                   ---------     ---------   -----------  ----------  ----------
     Net income...............................     $  40,317     $  17,109    $   29,791   $  10,034  $    5,299
                                                   =========     =========    ==========   =========  ==========
     Net income per share (diluted)...........     $    1.23     $    0.60    $     1.14   $    0.74  $     0.41
                                                   =========     =========    ==========   =========  ==========
     Weighted average number of shares
       outstanding (in thousands) (diluted)...        35,749        34,516        27,248      13,532      13,127
                                                   =========     =========    ==========   =========  ==========
      Cash dividends declared per share.......     $     .13     $     .13    $      .13   $     .13  $      .13
                                                   =========     =========    ==========   =========  ==========


                                                                      FISCAL YEAR ENDED JUNE 30,
                                                                      --------------------------
                                                      1998           1997         1996         1995          1994
                                                      ----           ----         ----         ----          ----
                                                             (Dollars in thousands except per share data)
 CASH FLOW DATA:
     (Used in) operating activities...........     $  (49,661)  $ (280,073)    $ (241,073) $ (43,375)    $(13,857)
     (Used in) investing activities...........         (5,163)      (8,864)        (5,885)      (988)        (870)
     Provided by financing activities.........         40,244      291,899        250,540     48,209       22,855
     Net increase (decrease) in cash and
       cash equivalents.......................        (14,580)       2,961          3,582      3,846        8,128
 RATIOS AND OTHER DATA:
     Return on average common equity(5).......             12%          23%            28%        27%          18%
     Return on average managed receivables (1)            1.1%          .8%           3.0%       2.0%         1.6%
     Loans originated or purchased:
         Broker network.......................     $1,101,200   $  741,000     $  319,800         --           --
         Retail loans.........................        636,100      436,900        220,900    148,200      130,200
         Correspondent loans..................        646,300    1,170,000        628,200    206,800       19,700
                                                   ----------   ----------     ----------   --------     --------
           Total .............................     $2,383,600   $2,347,900     $1,168,900   $355,000     $149,900
                                                   ==========   ==========     ==========   ========     --------
     Whole loans sold.........................     $  416,390   $    7,500     $  202,200         --           --
     Loans pooled and sold in the secondary
       market.................................     $2,034,300   $2,262,700     $  791,300   $316,600     $106,800
     Loans serviced (period end)..............     $4,147,100   $3,174,000     $1,370,000   $608,700     $381,800
     Weighted average commission rate on
       retail loan originations (2)...........            4.3%         4.9%           7.7%       9.4%        12.0%
     Weighted average interest rate (2).......           10.1%        10.6%          11.3%      11.6%        10.3%
     Weighted average initial combined
       loan-to-value ratio (2)(3):
       Retail loans...........................             70%          67%            60%        55%          52%
       Broker network.........................             75%          71%            68%        --           --
       Correspondent loan.....................             79%          71%            66%        65%          NM
     Number of retail loan offices
       (period end)...........................             98           56             48         32           27
     Number of One Stop branch offices
       (period end)...........................             52           37             25         --           --
     Number of Retail Direct branch offices
       (period end)...........................              5           --             --         --           --

                                                                              AT JUNE 30,
                                                                              -----------
                                                      1998           1997         1996        1995        1994
                                                      ----           ----         ----        ----        ----
 BALANCE SHEET DATA:
    Cash and cash equivalents.................      $ 12,322      $ 26,902     $ 23,941     $ 20,359     $16,513
    Servicing assets(4).......................       586,251       404,890      184,691       56,960      18,780
    Total assets..............................       878,806       761,593      421,475      114,623      53,344
                                                    --------      --------     --------     --------     -------
    10.5% Senior Notes due 2002...............        23,000        23,000       23,000       23,000          --
    9.125% Senior Notes due 2003..............       150,000       150,000           --           --          --
    5.5% Convertible Subordinated Debentures
     due 2006.................................       113,990       113,990      115,000           --          --
    Other long-term debt......................            --            --           45          144       1,104
                                                    --------      --------     --------     --------     -------
         Total long-term debt.................       286,990       286,990      138,045       23,144       1,104
    Stockholders' equity......................      $345,403      $268,354     $133,429     $ 80,047     $31,669

 ------------
 (1) Represents net income divided by the average servicing portfolio for the fiscal year presented.

 (2)  Computed on loans originated or purchased during the period.

 (3) The weighted average initial combined loan-to-value ratio is determined by dividing the sum of all loans secured by the junior or senior mortgages on the property by the appraised value at origination.

 (4) Represents the sum of interest-only strips, residual assets and mortgage servicing rights. See Note 1 of Notes to Consolidated Financial Statements.

 (5)  Excludes nonrecurring charges; $32 million (pre-tax) for fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "management believes," "the Company believes" and similar words or phrases. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "- Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

        For the three years prior to fiscal 1998, the Company's significant year over year growth was driven primarily by the increases in the volume of loans purchased in the bulk correspondent business and the sale of the Company's loan production in securitization transactions. The combination of these two business strategies significantly contributed to the Company's operating on a negative cash flow basis which was funded by the Company regularly accessing the public equity and debt markets. In the fourth quarter of fiscal 1997, primarily as a reaction to the uncertainties in those capital markets, the Company decided to reduce its bulk loan purchases and focus on the less cash intensive core retail and broker loan production units and its servicing division. Fiscal 1998's results reflect these strategic decisions in the record levels of retail and broker loan production, increased expenses due to expedited retail and broker loan office expansion and increased expenses to accommodate the significant increase in the Company's in-house servicing portfolio. The fiscal 1998 results also reflect the Company's new loan disposition strategy which relies on a combination of securitizations and whole loan sales for cash depending on market conditions, profitability and cash flows.

CERTAIN ACCOUNTING CONSIDERATIONS

        Although the Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales, the Company expects to continue to sell a significant portion of its loan production in securitization transactions. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loan (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently
 .50%) and a monoline insurance fee, if any, adjusted for the reserve for loan losses. Unrealized gains or losses include the recognition of an unrealized gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. The Company's interest in each overcollateralization amount and reserve account is reflected on the Company's Consolidated Financial Statements as "residual assets" and is recorded as of the time such amounts are received by the trust.

        The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and
(iii) the provision for credit losses on loans sold. There can be no assurance of the accuracy of management's estimates.

        Rate of Prepayment. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors. Generally, a declining interest rate environment will result in prepayments on higher credit grade loans. For fiscal 1998 and 1997, prepayment rates held constant over the life of the pool used in the valuation of the interest-only strips ranged from 26% to 30.5% and 23.5% to 38.3%, respectively. These rates represent a weighted average loan life of approximately 2.6 to 3.8 years and 2.6 to 3.9 years for fiscal 1998 and 1997, respectively. See "- Revenue" and "- Risk Factors -- Prepayment Risk."

        Discount Rate. In order to determine the fair value of the cash flow from the interest-only strips, the Company discounts the cash flows based upon rates prevalent in the market. Currently, the Company uses the weighted average interest rates of the loans included in the pool as the best estimate available of an appropriate discount rate to determine fair value.

        Provision for Credit Losses on Loans Sold. In determining the provision for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations and the loan-to-value ratios and credit grades of the loans included in the current securitizations. At June 30, 1998, the Company had reserves of $50.3 million related to these credit risks, or 1.33% of the outstanding balance of loans securitized as of that date. Losses ranged from 0.09% to .72% of the average servicing portfolio for the fiscal years ended June 1996, 1997 and 1998. The weighted average loan-to-value ratio of the loans serviced by the Company was 72% as of June 30, 1998.

        The interest-only strips are amortized over the expected lives of the related loans and a corresponding reduction in servicing fee income is recorded. The interest-only strips are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the interest-only strips by analyzing its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry and may adjust its rate of amortization or take a charge to earnings through an adjustment to net unrealized gain or loss on valuation of interest-only strips. In its regular quarterly review of its interest-only strip, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools and the rate of amortization and determined that the pools were performing in line with management's expectations and that no adjustment was warranted at June 30, 1998. See "- Risk Factors -- Credit Risk." See "- Revenue."

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

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required. SFAS 129 is effective for fiscal periods ending after December 15, 1997. The Company will adopt SFAS 129 effective July 1, 1998.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value.

RESULTS OF OPERATIONS -- FISCAL YEARS 1998, 1997 AND 1996

        The following table sets forth information regarding the components of the Company's revenue and expenses in fiscal 1998, 1997 and 1996:

                                                  1998                          1997                    1996
                                         ----------------------       -----------------------    ---------------------
                                                                      (Dollars in thousands)

                                          Dollars    Percentage        Dollars    Percentage      Dollars   Percentage
                                         ---------   ----------       ---------   ----------     ---------  ----------
 Revenue:
   Gain on sale of loans...............  $ 188,578     58.0%           $198,736     72.9%        $ 95,299      63.4%
   Net unrealized gain/(loss) on
     valuation of interest-only strips      19,495      6.0%            (18,950)    (6.9)             --         --
   Commissions.........................     27,664      8.5%             29,250     10.7           21,564      14.4%
   Loan Service:
     Servicing spread..................     23,427      7.2%             16,265      6.0           12,667       8.4%
     Prepayment fees...................     11,761      3.6%              5,815      2.1            3,229       2.1%
     Late charges and
      other servicing fees.............      7,489      2.3%              3,724      1.4            2,290       1.5%
   Fees and other:
     Closing...........................      2,668      0.8%              2,723      1.0            2,512       1.7%
     Appraisal.........................      2,617      0.8%              1,854      0.7            1,167       0.8%
     Underwriting......................      1,085      0.3%              1,382      0.5            1,600       1.1%
     Interest income...................     40,110     12.3%             31,160     11.4            9,127       6.1%
     Other.............................        380      0.2%                560      0.2              809       0.5%
                                          --------    -----            --------    -----         --------    ------
         Total revenue.................   $325,274    100.0%           $272,519    100.0%        $150,264     100.0%
                                          ========    =====            ========    =====         ========    ======
 Expenses:
     Compensation and
       related expenses................   $ 94,820     29.2%           $ 81,021     29.7%        $ 40,758      27.1%
     Production expenses...............     34,195     10.5%             27,229     10.0           19,036      12.7%
     General and
       administrative expenses.........     40,686     12.5%             31,716     11.6           17,377      11.6%
     Interest expense..................     43,982     13.5%             33,105     12.2           12,370       8.2%
     Provision for loan losses.........     39,164     12.0%             33,941     12.5            8,424       5.6%
     Nonrecurring charges..............         --       --              32,000     11.7               --        --
                                          --------     ----            --------     ----         --------      ----
         Total expenses................   $252,847     77.7%           $239,012     87.7%        $ 97,965      65.2%
                                          ========     ====            ========     ====         ========      ====

 Income before income taxes............     72,427     22.3%             33,507     12.3           52,299      34.8%
 Income taxes..........................     32,110      9.9%             16,398      6.0           22,508      15.0%
                                          --------     ----            --------     ----         --------      ----
         Net income....................   $ 40,317     12.4%           $ 17,109      6.3%        $ 29,791      19.8%
                                          ========     ====            ========     ====         ========      ====


REVENUE

        Total revenue for fiscal 1998 increased $52.8 million, or 19%, from total revenue for fiscal 1997, which, in turn, increased $122 million, or 81%, over total revenue in fiscal 1996. Total revenues include a

$19.5 million net unrealized gain and a $19.0 million net unrealized loss (see below) on valuation of the Company's interest-only strips for the fiscal years ended June 30, 1998 and 1997, respectively.

        The increase in total revenue from fiscal 1997 to fiscal 1998 was primarily due to the increase in gain on sale, net of unrealized gain or loss on valuation of interest-only strips and the increase in loan service revenue. The increased gain on sale, net of unrealized gain or loss on valuation of interest-only strips, was due primarily to the $28.0 million net unrealized loss on its interest-only strips recorded by the Company in the fourth quarter of fiscal 1997. This unrealized loss was due primarily to an increase in prepayment rates in certain of the Company's adjustable rate loans in some of its earlier pools. Increased loan service revenues in fiscal 1998 are a result of the continued growth in the Company's servicing portfolio and the successful transfer in-house of $1.47 billion of mortgage loans previously subserviced by others.

        Increases in total revenue for 1997 compared to 1996 were primarily the result of increased gain on sale, net of unrealized gain or loss on valuation of interest-only strips, increased interest income and increased loan service revenue. These increases resulted from the significantly higher volumes of mortgage loans originated and purchased by the Company and securitized and sold in fiscal 1997 which more than offset the effects of the net unrealized loss recorded in that year. The Company originated and purchased $2.35 billion of mortgage loans during fiscal 1997 versus $1.17 billion of mortgage loans during fiscal 1996. The substantial loan volume increase in 1997 over 1996 was due primarily to the increase in loans purchased through the Company's correspondent loan division, loans originated through the independent mortgage broker network and, to a lesser extent, the expansion of the retail network.

        Gain on sale, net of unrealized gain or loss on valuation of interest-only strips, increased by $28.3 million, or 16% in fiscal 1998 compared to fiscal 1997 and $84.5 million, or 89%, in fiscal 1997 compared to fiscal 1996. The increase in fiscal 1998 over fiscal 1997 was primarily due to the net unrealized loss on valuation on interest-only strips recorded in fiscal 1997. Fiscal 1998's gain on sale, net of unrealized gain or loss on valuation of interest-only strips, as compared to fiscal 1997's, reflects gains recorded on substantially the same total volumes of loan production but with a larger percentage of the volume comprised of more profitable retail and broker loan production as opposed to less profitable bulk correspondent loan production. Premiums paid on the purchase of correspondent loans are recorded as an offset to gain on sale. Total loan production for fiscal 1998 was $2.38 billion. See "Item 1. Business - Mortgage Loan Production." However, the 1998 gains reflect the lower premiums earned on whole loan sales closed during the 1998 fiscal year. Generally, the gain recorded in a whole loan sale is less than that recorded in a securitization. During fiscal 1998, the Company sold a total of $2.45 billion of loans, $2.03 billion of which was sold in securitization transactions and $416 million of which was sold in whole loan sales for cash. During fiscal 1997, the Company sold a total of $2.27 billion of loans, substantially all of which were sold in securitization transactions. Further, gains recorded on loans securitized in fiscal 1998 were negatively affected by reduced spreads and increased prepayment rate assumptions established in the fourth fiscal quarter of 1997. The weighted average servicing spread (the weighted average interest rate on the pool of loans sold over the sum of the investor pass-through or bond rate and the monoline insurance fee, if any) on loans securitized and sold during these periods was 3.91%, 4.16% and 4.93% for fiscal 1998, 1997 and 1996, respectively. The decreased weighted average servicing spread reflects a decrease in weighted average interest rates on pooled loans due primarily to the higher percentage of higher credit grade loans included in the loans securitized during the year and the current interest rate environment. The larger percentage of higher credit grade loans included in the loans securitized during fiscal 1998 and 1997 reflects the Company's previously announced diversification of its loan originations and purchases to include more A, A-, B and C credit grade loans.

        Commissions earned on loan originations continue to be an important component of total revenue, although to a lesser degree than in prior years, comprising 8.5%, 11% and 14% of total revenue in fiscal 1998, 1997 and 1996, respectively. Commissions decreased $1.59 million, or 5.4%, in fiscal year 1998 compared to fiscal 1997 and increased $7.69 million, or 36%, in fiscal 1997 compared to fiscal 1996. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network, the credit grade of the loans originated and the weighted average commission rate charged on such loans. The decrease in fiscal 1998 reflects the lower weighted average commission rate charged. The increase in commissions in fiscal 1997 was a result of increased origination volume, offsetting a decline in weighted average commission rate. The weighted average commission rate was 4.3%, 4.9% and 7.7% during fiscal 1998, 1997 and 1996, respectively. The lower weighted average commission rate in fiscal 1998 and fiscal 1997 reflected the increase of higher credit grade loans originated through the Company's retail loan office network, which generally carry lower commission rates, and competitive factors. Commissions do not include $2.66 million and $1.18 million of commissions on loans which were held for sale as of June 30, 1998 and 1997, respectively and deferred in accordance with GAAP.

        Loan service revenue increased $16.9 million, or 65% in fiscal 1998 compared to fiscal 1997 and $7.62 million, or 42%, in fiscal 1997 compared to fiscal 1996. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by amortization of the interest-only strips. See "- Certain Accounting Considerations." The increase in loan service revenue in fiscal 1998 primarily reflects the successful transfer of $1.47 billion of loans previously subserviced by third parties and, to a lesser extent, the increase in the Company's servicing portfolio offset by $106 million in amortization of the interest-only strips and $9.1 million in amortization of the Company's OMSRs. During fiscal 1997, loan service revenue was reduced by $68.6 million in amortization of interest-only strips and $5.5 million in amortization of OMSRs. These improvements were offset by a reduction in the weighted average servicing spread on the portfolio due to prepayment of higher interest rate mortgages. As of June 30, 1998, of the Company's $4.15 billion servicing portfolio, 95% was serviced in-house. At June 30, 1997, 47% of the Company's servicing portfolio was serviced in house. The Company's loan servicing portfolio increased to $4.15 billion at June 30, 1998, up 31% from the June 30, 1997 balance of $3.17 billion which, in turn, increased 131% from the June 30, 1996 balance of $1.37 billion. By calendar year end, the Company expects to eliminate the use of third party subservicers and by fiscal year-end begin subservicing for others. Management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing.

        Fees and other revenue increased by $9.18 million, or 24%, in fiscal 1998 compared to fiscal 1997 and increased $22.5 million, or 148%, in fiscal 1997 compared to fiscal 1996. Fees and other revenue consist of fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees, plus interest income. The dollar amount of these fees increased in each of the years presented due to the larger number of mortgage loans originated through the Company's retail loan office network during the respective periods. Interest income increased during the period due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company, offset by declining weighted average interest rates on loans held.

EXPENSES

        Compensation and related expenses increased $13.8 million, or 17%, in fiscal 1998 compared to fiscal 1997 and $40.3 million or 99% in fiscal 1997 compared to fiscal 1996. The increases were primarily due to the continued effort to accommodate increased origination volumes, core origination channel expansion and increased in-house servicing. Compensation and related expenses as a percentage of total loan originations and purchases were 4.0% for fiscal 1998 and 3.5% for fiscal 1996 and 1997.

        Production expenses increased $6.97 million, or 26%, in fiscal 1998 compared to fiscal 1997 and $8.19 million, or 43%, in fiscal 1997 compared to fiscal 1996. These increases were primarily due to increased origination volume and continued expansion into new geographical areas requiring concentrated marketing efforts. Production costs as a percentage of total origination volume were 1.4%, 1.2% and 1.6% for fiscal 1998, 1997 and 1996, respectively.

        General and administrative expenses increased $8.97 million, or 28%, in fiscal 1998 compared to fiscal 1997 and $14.3 million, or 83%, in fiscal 1997 compared to fiscal 1996. These increases were primarily the result of increased occupancy and communication costs related to the Company's core origination channel expansion and increased origination volumes.

        Interest expense increased to $44.0 million in fiscal 1998 from $33.1 million in fiscal 1997 and $12.4 million in fiscal 1996. These increases were primarily the result of increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market and as a result of the Company's sale of $115 million of its 5.5% Convertible Subordinated Debentures due 2006 in the third quarter of fiscal 1996 and $150 million of its 9.125% Senior Notes due 2003 in the second quarter of fiscal 1997. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing to fund operations.

        The provision for loan losses increased to $39.2 million in fiscal 1998 from $33.9 million in fiscal 1997 and $8.4 million in fiscal 1996. The Company recorded average provisions for loan losses of 1.93%, 1.54% and 1.06% of the loans securitized during fiscal 1998, fiscal 1997 and fiscal 1996, respectively. This increase reflects the greater amount of higher credit grade loans with generally higher loan-to-value ratios originated during these periods, as well as the Company's assessment of provision requirements in conjunction with its review of the adequacy of the reserve for loan losses.

        In fiscal 1997, the Company incurred $32.0 million of nonrecurring charges. Approximately $25 million of these charges were recognized in August 1996 directly related to the acquisition of One Stop. The remaining amount relates to a reserve for relocating corporate headquarters recorded in the first quarter and to severance and other strategic decisions made in the fourth quarter.

INCOME TAXES

        The Company's provision for income taxes increased to $32.1 million in fiscal 1998 from $16.4 million in fiscal 1997 and $22.5 million in fiscal 1996, primarily as a result of the fluctuation in pre-tax income after consideration of tax impact of nonrecurring charges. The effective tax rate declined to 44.3% in fiscal 1998 from 48.9% in fiscal 1997 as a result of an adjustment in the Company's tax reserve to more accurately reflect the risk of assessments on previously filed tax returns.

FINANCIAL CONDITION

        Loans Held for Sale. The Company's portfolio of loans held for sale decreased to $198 million at June 30, 1998 from $243 million at June 30, 1997. This decrease is directly related to production volume and the size of the Company's securitizations and sales in the secondary market during the period.

        Accounts Receivable. Accounts receivable representing servicing fees and advances and other receivables, decreased to $51.1 million at June 30, 1998 from $59.2 million at June 30, 1997. This decrease reflects improved cash flows related to the transfer in-house of mortgage loans previously serviced by third parties offset by higher advances related to the delinquencies in the Company's servicing portfolio.

        Interest-Only Strips. Interest-only strips increased to $360 million at June 30, 1998 from $270 million at June 30, 1997 reflecting the gain recognized on the Company's securitizations, offset by $106 million in amortization, during 1998. See "- Certain Accounting Considerations."

        Mortgage Servicing Rights. Mortgage servicing rights increased to $32.1 million at June 30, 1998 from $21.6 million at June 30, 1997 reflecting the capitalization of mortgage servicing rights, offset by $9.1 million in amortization, on the Company's securitizations during 1998. See "- Certain Accounting Considerations."

        Residual Assets. Residual assets represent the overcollateralization amounts and reserve accounts required to be maintained in connection with the Company's securitizations and recorded as of the time such amounts are received by the trust. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior and subordinated certificates or bonds of the securitization trusts. Residual assets increased to $195 million at June 30, 1998 from $113 million at June 30, 1997 due to the additional reserves or overcollateralization required on the Company's recent securitizations and increased levels required on existing pools that exceeded certain delinquency levels during the year. See "- Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

        Equipment and Improvements, Net. Primarily as a result of the Company's expansion and the associated investment in technology, equipment and improvements, net, increased to $13.9 million at June 30, 1998 from $12.7 million at June 30, 1997.

        Prepaid and Other Assets. Prepaid and other assets increased to $17.0 million at June 30, 1998 from $14.9 million at June 30, 1997 primarily as a result of the Company's growth.

        Borrowings. Borrowings remained consistent at $287 million at June 30, 1998 and 1997.

        Revolving Warehouse Facilities. Amounts outstanding under warehouse facilities increased to $141 million at June 30, 1998 from $138 million at June 30, 1997. Although the Company's loans held for sale decreased at June 30, 1998, outstanding amounts on warehouse facilities increased slightly. This resulted from the negative cash flow from operations during the fiscal year 1998 and the resulting decrease in equity capital.

LIQUIDITY

        The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include the funding of: (i) mortgage loan originations and purchases prior to their securitization or sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of mortgage loans, (iv) tax payments due on recognition of non-cash gain on sale other than in a debt-for-tax securitization structure,
(v) ongoing administrative and other operating expenses, (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness, (vii) advances in connection with the Company's servicing portfolio, and (viii) costs associated with expanding the Company's core production units.

        Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The Company expects to improve operating and financing cash flow and reduce the need to access the public equity and debt markets by selling a portion of its loan production in the whole loan market for cash and establishing or, subject to easing debt covenants restricting the Company's ability to obtain financing secured by its interest-only strips, adding credit facilities to finance interest-only strips and residual assets. In addition, the completion of the $38 million capital infusion in April 1998 provided the Company with a significant source of cash for expanding operations and additional flexibility in loan disposition strategy. See "Item 1. Business - Recent Events" and "- Capital Resources."

        The Company currently expects to fund its negative operating cash flows, subject to limitations under the Company's existing credit facilities, principally from borrowings from financial institutions. The Company anticipates that its sources of liquidity, assuming additional access to residual financing, will be sufficient to fund the Company's liquidity requirements for the next 12 months. There can be no assurance that the Company will be successful in consummating any such financing transaction or easing restrictions on the level of permitted indebtedness secured by interest-only strips, or in executing whole loan sales, in the future on terms the Company would consider to be favorable. See "- Risk Factors -- Dependance on Funding Sources."

        Under the terms of the Company's Indenture, dated October 21, 1996, with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to approximately two times stockholders' equity. Warehouse indebtedness is not included in the indebtedness limitations. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual financing the Company may incur on its residuals and interest-only strips allocable to post-September 1996 securitizations is limited to 75% of the difference between such post-September 1996 residuals and interest-only strips and $225 million. Under one of the Company's warehouse lines, the Company is currently limited to $50 million of indebtedness secured by its interest-only strips. The Company is seeking to ease such restrictions. However, no assurance can be given that the Company will be successful in its attempts to do so.

        Although the Company's loan disposition strategy consists of a combination of securitizations and whole loan sales, securitization continues to be the primary disposition method. During fiscal 1998, 1997 and 1996, the Company securitized $2.03 billion, $2.26 billion and $791 million of loans, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements increase up to approximately twice the level otherwise required when the delinquency rates exceed the specified limit. As of June 30, 1998, the Company was required to maintain an additional $89.9 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 1998, $69.3 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

        The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedging and other costs, which in fiscal 1998 approximated .60% of the principal amount of the securitized mortgage loans.

CAPITAL RESOURCES

        The Company has historically financed its operating cash requirements primarily through (i) warehouse facilities and working capital lines of credit,
(ii) the securitization or sale of mortgage loans, and (iii) the issuance of debt and equity securities. The Company's new loan disposition strategy of combining securitizations and whole loan sales for cash and establishing new credit facilities to finance interest-only strips and residual assets is expected to reduce reliance on the public equity and debt market.

        Warehouse and Other Facilities. At June 30, 1998, the Company had three warehouse facilities in place. One facility is a warehouse line and working capital line of credit with a syndicate of ten commercial banks. The facility provides for a maximum borrowing amount of $400 million, is secured by loans originated and purchased by the Company as well as certain servicing receivables. The warehouse line bears an interest rate of either 1.05% over the federal funds rate or .80% over the one-month LIBOR and the working capital line bears an interest rate of either 1.60% over the federal funds rate or 1.35% over the one month LIBOR. These rates are subject to increase based on the Company's consolidated leverage, and there can be no assurances that rates will remain stable in the near future. This line is currently scheduled to expire on April 8, 1999 and is subject to renewal. There is an additional warehouse line of credit from an investment bank that is secured by loans originated and purchased by the Company. This line of $300 million bears interest at a rate of 0.65% over one-month LIBOR and expires on March 11, 1999. The third line is also from an investment bank with a maximum borrowing capacity of $250 million at a rate of 0.65% over LIBOR which expires upon the earlier of the closing of the Company's September 1998 securitization (except for $25 million which must be repaid within three business days of such closing) and September 30, 1998. On August 19, 1998, the Company obtained a fourth warehouse facility from a financial institution providing for a maximum borrowing capacity of $300 million at a rate of 0.25% over LIBOR subject to quarterly revisions which expires on February 15, 1999. Management expects, although there can be no assurance, that the Company will be able to maintain these or similar facilities in the future. The Company will continue to require short term warehouse facilities. The levels of short-term warehouse facilities required is dependent on production volume levels and the timing of loan sales in the secondary market. See "- Risk Factors -- Dependence on Funding Sources."

        In September 1998, the Company entered into a revolving line of credit with a maximum borrowing capacity of $50 million secured by certain of the Company's interest-only strips. The collateral is subject to mark-to-market valuation, or may otherwise be deemed unacceptable, in the sole discretion of the lender. To the extent such provisions result in a shortfall, the line provides for the term out of the loan or the delivery of additional collateral to bring the line back into compliance. This line expires on September 3, 1999.

        Additionally, in September 1998, the Company entered into a repurchase facility secured by multifamily residential and commercial mortgage loans. The repurchase facility provides for a maximum borrowing amount of $50 million. The repurchase facility bears an interest rate for each transaction mutually agreed upon by the Company and the financial institution at the time of the transaction. The repurchase facility expires on September 9, 1999.

         Loan Sales. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "- Risk Factors -- Dependence on Funding Sources."

        Capital Resources. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. In December 1991, July 1993, June 1995, October 1996 and April 1998, the Company effected offerings of its common stock with net proceeds to the Company aggregating $217 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At June 30, 1998, the Company had available $52.5 million for the payment of such distributions under the most restrictive of such covenants.

        On April 27, 1998, the Company issued 2.78 million shares of its common stock, or 9.9% of the Company's outstanding shares, to private entities controlled by Ronald Perelman and Gerald Ford, at an aggregate purchase price of approximately $38 million. The Company also issued warrants to these entities to purchase an aggregate additional 9.9% of the Company's stock at an exercise price of $17.2031 (125% of the purchase price of the stock), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in three years. See "Item 1. Business - Recent Events."

        The Company had cash and cash equivalents of approximately $12.3 million (of which $1.6 million was restricted) at June 30, 1998. See "- Risk Factors -- Negative Cash Flow and Capital Needs."

YEAR 2000 COMPLIANCE AND TECHNOLOGICAL ENHANCEMENTS

        The Company's year 2000 compliance program consists of four phases-- inventory, risk assessment process, corrective action and testing. The Company has completed the inventory phase which included the identification of all computer hardware and software, electronic data exchanges, operating systems, communications systems and non-information items. As a corollary to the inventory phase, the Company is making inquiries of its significant vendors as to their year 2000 readiness.

        The Company has also completed the risk assessment process of assigning risk factors to each system used by the Company to determine the priority and resource allocation of its year 2000 efforts. The Company expects to complete the corrective action and testing phases with respect to mission critical systems by June 1999. The Company will complete any remaining testing and compliance by the end of 1999.

        Costs to Address the Company's Year 2000 Issues. The Company anticipates that costs relating to year 2000 issues are not expected to be material since the Company primarily relies on third party software for its primary information technology systems and does not require significant internal reprogramming resources to change program codes. The Company is in the process of converting or is scheduled to convert its major computer systems, including the loan origination system and the financial system from in-house to vendor-supported systems. These conversions were planned to upgrade and improve functionality rather than as a result of year 2000 issues.

        Risks of the Company's Year 2000 Issues. The most significant risk associated with the Company's year 2000 compliance would result from the loss of the Company's vendor supported servicing system and the inability to maintain the ongoing loan service operations, including payment processing, collections and investor remittance processing. The Company's servicing platform uses software supplied by a subsidiary of Fiserv, Inc. To reduce the risk of non-compliance, the Company intends to rely on the vendor's representations regarding year 2000 compliance, the Company's testing efforts, as well as the testing results of other companies that use the same software. The testing and other costs relating to the Company's year 2000 compliance program are not expected to be material.

        Another year 2000 risk relates to the Company's vendor supported loan origination system. In the event of year 2000 issues with respect to the software used with such system (also supplied by a subsidiary of Fiserv, Inc.), the Company's ability to originate loans would be diminished and may result in reduced loan production until the problem is resolved. The Company intends to rely on the vendor's assurances and Company testing to minimize the risk of non-compliance of this system.

        Contingency Plans. The Company has no reason to believe that its most significant systems will not be year 2000 compliant. If testing indicates any of the systems are not compliant, the Company will develop appropriate contingency plans.

RISK MANAGEMENT

        The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations. The Company currently hedges its fixed rate pipeline and some LIBOR-based tranches in its fixed rate securitizations, and continues to explore other avenues of risk mitigation, although none have been employed to date. The current fixed rate hedge products utilized are swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The hedge instrument used on the existing LIBOR-based tranches secured by fixed rate mortgages is an interest rate contract with a specified LIBOR rate cap. The amount and timing of hedging transactions are determined by members of the Company's senior management. During the first quarter ending September 30, 1998, market conditions became extremely unsettled resulting in a break down in the historical relationship between U.S. Treasury securities and the pass-through rates on asset-backed securitizations. Historically, the use of an interest rate hedge against Treasuries has been a more conservative method of limiting interest rate risk. Changes in Treasury rates were generally reflected in the pass-through rates of the fixed rate portion of the Company's securitizations. However, during the first quarter ending September 30, 1998, current market conditions have resulted in a loss on the Company's Treasury hedge without receiving an equivalent benefit from reductions in the pass- through rates paid on the certificates sold on the fixed rate portion of the Company's first quarter 1998 securitization. This weak asset-backed market will result in a significantly lower gain on sale and significantly larger negative cash flow for the first quarter ending September 30, 1998. The Company is currently re-evaluating its current hedging policy. While the Company monitors the interest rate environment and employs fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

        Securitizations - Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company mitigates this exposure through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization. With respect to the Company's securitizations, gain on sale included hedge losses of $1.30 million and $3.04 million in fiscal 1998 and 1997, respectively. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

        The Company enters into swap agreements with third parties that sell United States Treasury Securities not yet purchased. At June 30, 1998 the Company had outstanding notional balances of such Treasury swap agreements in the amount of $250 million. This position expired on September 30, 1998 and had a market value at June 30, 1998 of $248 million. The Company had a similar position at June 30, 1997 in the notional amount of $135 million. This position expired on September 30, 1997 and had a market value at June 30, 1997 of $135 million. These transactions are subject to Treasury interest rate fluctuation and require cash settlement at expiration or voluntary termination.

        The Company also had LIBOR cap contracts outstanding at June 30, 1998 and 1997 in the notional amount of $17.5 million and $106 million, respectively. These positions were valued at par at both fiscal year ends as their contractual cap (strike price) exceeded the LIBOR market rate at June 30, 1998 and 1997. The June 30, 1998 position expires December 23, 1998 and the June 30, 1997 position had expiration dates from March 30, 1998 to December 23, 1998. These instruments have no negative risk above the original premiums paid in cash. However, if the LIBOR market rate exceeds the contractual cap, the Company will receive cash in settlement.

        Interest-Only Strips and OMSRs - The Company had interest-only strips of $360 million and $270 million outstanding at June 30, 1998 and 1997, respectively. The Company also had OMSRs outstanding at June 30, 1998 and 1997 in the amount of $32.1 million and $21.6 million, respectively. Both of these instruments are valued at market at June 30, 1998 and 1997. The Company values these assets based on the present value of future revenue streams net of expenses and related loan loss reserves using various assumptions. The discount rate used to calculate the present value of the interest-only strips and OMSRs was 10.8% and 11.4% at June 30, 1998 and 1997. The weighted average life used for valuation at June 30, 1998 was 2.6 to 3.8 years and at June 30, 1997 was 2.6 to 3.9 years.

        These assets are subject to risk in accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

        Fair Value of Financial Instruments. The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of trade receivables, accounts payable and trade receivables sold under agreements to repurchase. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company's long-term debt approximates fair value when valued using available quoted market prices.

        Credit Risk. The Company is exposed to on-balance sheet credit risk related to its receivables and interest-only strips and residual certificates. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

        The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the combined loan-to-value ratio ("CLTV") permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

        Warehousing Exposure. The Company utilizes warehouse financing facilities to facilitate the holding of mortgage loans prior to securitization. As of June 30, 1998 and 1997, the Company had total warehouse facilities available in the amount of $600 million and $950 million, respectively; the total outstanding related to these facilities was $141 million and $137 million at June 30, 1998 and 1997, respectively. Warehouse facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

RISK FACTORS

         Forward Looking Statements. This Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: negative cash flow and capital needs; delinquencies and losses in securitization trusts; right to terminate mortgage servicing and negative impact on cash flow; risk of changes in interest rate environment; year 2000 compliance and technology enhancements; prepayment risk, credit risk; basis risk; dependence on funding sources; risk of adverse changes in the secondary market for mortgage loans; dependence on broker network; risks involved in commercial mortgage lending; strategic alternatives; competition; concentration of operations in California; timing of loan sales; economic conditions; contingent risks; and government regulation. These risk factors are set forth below.

        Negative Cash Flow and Capital Needs. The Company has historically operated, and expects to continue to operate, on a negative cash flow basis. This negative cash flow arises primarily from the Company's reliance on securitization as its primary loan disposition strategy. In a securitization, the Company recognizes a non-cash gain on sale of the loans securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the excess cash flow, which in general is payable over the actual life of the loans securitized after overcollateralization requirements are met. The Company incurs significant expense in connection with a securitization and generally incurs both current and deferred tax liabilities as a result of the gain on sale. The Company's primary cash requirements include the funding of: (i) mortgage loan originations and purchases pending their securitization and sale; (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization of loans; (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of the loans; (iv) tax payments due on recognition of non-cash gain on sale, other than in a debt-for-tax securitization structure; (v) ongoing administrative and other operating expenses; (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness; (vii) advances in connection with the Company's servicing portfolio; and (viii) costs associated with expanding the Company's core production units. Net cash used in operating activities for fiscal 1998, 1997 and 1996 was $49.7 million, $280 million and $241 million, respectively. Therefore, the Company requires continued access to short- and long-term external sources of cash to fund its operations.

        In the past, the Company relied on the public equity and debt markets to meet its capital needs. The two principal business strategies adopted since the fourth quarter of 1997: reducing the amount of loans purchased in bulk and disposing of significant portions of its loans in whole loan sales for cash, have permitted the Company to reduce its reliance on those markets. The Company's primary sources of liquidity in the future are expected to be existing cash, fundings under warehouse facilities, access to additional financing on residuals and alternative mortgage products and sales of mortgage loans through securitizations and whole loan sales.

        The Company's primary sources of liquidity as described in the paragraph above (assuming access to residual financing and easing restrictions on the level of permitted indebtedness secured by interest-only strips), are expected to be sufficient to fund the Company's liquidity requirements through at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. However, because the Company expects to continue to operate on a negative cash flow basis for the foreseeable future, it may need to effect additional debt or equity financings. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available or that restrictions currently in place will be eased. As a result of the limitations described above, the Company may be restricted in the amount and type of future debt it may issue and the amount of loans that it will be able to dispose of through securitization transactions.

        Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow. A substantial majority of the Company's servicing portfolio consists of loans securitized by the Company and sold to REMIC or owner trusts in securitization transactions. Generally, the form of agreement entered into in connection with these securitizations contains specified limits on delinquencies (i.e., loans past due 90 days or more) and losses that may be incurred in each trust. Losses occur when the liquidation proceeds from disposal of foreclosed properties, less liquidation expenses, are less than the principal balances of the loans previously secured by such properties and related interest and servicing advances (see below). If, at any measuring date, the delinquencies or losses with respect to any trust credit-enhanced by monoline insurance were to exceed the limits applicable to such trust, provisions of the agreements permit the monoline insurance company to terminate the Company's servicing rights to the affected trust.

        At June 30, 1998, the dollar volume of loans delinquent more than 90 days in the Company's 12 securitization trusts formed in November 1992, December 1992 and June 1993 and during the period from December 1994 to December 1996 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates negatively affect the Company's cash flows by increasing the required overcollateralization levels, thereby deferring the Company's receipt of cash and by obligating the Company, as servicer, to advance past due interest. Higher delinquency levels leading to higher loss levels also adversely influence the Company's assumptions underlying the gain on sale in a securitization transaction. Additionally, the higher delinquency rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trusts. The Company has implemented various plans to lower the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. Management believes that the disruption of servicing associated with the recent transfer of servicing in-house from third parties contributed to the increase in the delinquency rate from June 30, 1997 to June 30, 1998 although there can be no assurance that the delinquency rates will decline in the future. The delinquency rate for June 30, 1998 was 15.6% compared to 15.3% at June 30, 1997.

        Seven of the 12 trusts referred to above plus one additional trust (representing in the aggregate 10% of the dollar volume of the Company's servicing portfolio) exceeded one of two loss limits at June 30, 1998. The limit that has been exceeded provides that losses may not exceed a certain threshold (which ranges from .38% to .56% of the original pool balances in the relevant securitization trusts) on a rolling 12 month basis. The other limit, which was not exceeded, provides that losses may not exceed a certain cumulative threshold (which ranges from 1.3% to 2.0% of the original pool balances in the relevant securitization trusts) since the inception of the trust.

        Management believes that current loss levels have increased in part due to a loss mitigation strategy of minimizing the real estate owned ("REO") holding period, thereby reducing carrying costs, which accelerated the volume of liquidated properties in the recent period. It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. Current loss levels have also increased due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has reduced significantly purchases in bulk of lower credit grade loans. While the accelerated efforts to sell properties is expected to have a short-term impact on loss levels, the seasoning of the lower credit grade bulk portfolio and the current origination of higher credit grade loans may contribute to an increase in losses over time.

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

        The Company's cash flow is also adversely impacted by high delinquency rates in its trusts. Generally, provisions in the agreements have the effect of requiring the overcollateralization account, which is funded primarily by the excess spread on the loans held in the trust, to be increased when the delinquency rates exceed the specified limit up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of June 30, 1998, the Company was required to maintain an additional $89.9 million in overcollateralization accounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 1998, $69.3 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

        Risk of Changes in Interest Rate Environment. A substantial and sustained increase in long-term interest rates could, among other things: (i) decrease the demand for consumer credit; (ii) adversely affect the ability of the Company to originate or purchase loans; and (iii) reduce the average size of loans underwritten by the Company. A significant decline in long-term interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments, thereby shortening the life and reducing the value of the Company's interest-only strips and also reduce the gains on loan dispositions. A substantial and sustained increase in short-term interest rates could, among other things, (i) increase the Company's borrowing cost and (ii) reduce the gains recognized by the Company upon their securitization and sale of loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

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

        The Company has recently committed to purchase a year 2000 compliant loan origination system that is expected to add approximately $2.0 million per year to the Company's technology costs over the next three years. Other technology enhancements are being reviewed but, to date, the costs for such enhancements have not been determined.

        Prepayment Risk. If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the interest-only strips may have to be adjusted through a charge to earnings in the period of adjustment or through increased amortization. Non-cash gain on sale on securitizations has historically been the most significant component of the Company's reported revenues. Gain on sale represents the recognition of the present value of the excess cash flow on securitized loans, which is based on certain estimates made by management at the time loans are sold, including estimates regarding prepayment rates. The rate of prepayment of loans may be affected by a variety of economic and other factors, as discussed above. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historic performance of the Company's loans and other considerations. See "- Certain Accounting Considerations." There can be no assurance of the accuracy of management's estimates.

        Credit Risk. Loans made to borrowers in the lower credit grades have historically resulted in a higher risk of delinquency and loss than loans made to borrowers who utilize conventional mortgage sources. While the Company believes that the underwriting criteria and collection methods it employs enable it to mitigate the higher risks inherent in loans made to these borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. In the event that loans originated and purchased by the Company experience higher delinquencies, foreclosures or losses than anticipated, the Company's results of operations or financial condition could be adversely affected.

        Collateral securing the Company's loans may not be sufficient to cover the principal amount of the loans in the event of liquidation. Losses not covered by the underlying properties, if in excess of the Company's provision for such losses, could have a material adverse effect on the Company's results of operations and financial condition. In addition, historical loss rates affect the assumptions used by the Company in computing its non-cash gain on sale.

        In determining the adjustment for credit risk for a particular securitization, the Company utilizes assumptions that it believes are reasonable based on the information on its prior securitizations and the loan-to-value ratios and credit grades of the loans included in the current securitizations. At June 30, 1998, the Company had reserves of $50.3 million related to these credit risks, or 1.33% of the outstanding balance of loans securitized as of that date. Losses ranged from .72% to .09% of the average servicing portfolio for the fiscal years ended June 30, 1998, 1997 and 1996. Accordingly, the Company believes its allowance for credit losses is adequate to cover anticipated losses on previously securitized pools. However, with the Company's recent migration to higher credit grade loans, the average loan-to-value ratio of its servicing portfolio has increased. At June 30, 1998, 1997 and 1996, the average initial combined loan-to-value ratio of the Company's servicing portfolio was 72%, 68% and 64%, respectively. Therefore, the Company's low historical loan loss rates may not be an accurate indication of anticipated future losses.

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

        Basis Risk. The value of the Company's interest-only strips created as a result of the securitization of adjustable rate mortgage ("ARM") loans is subject to so-called basis risk. Basis risk arises when the ARM (including fixed initial rate mortgage) loans in a securitization trust bear interest based on an index or adjustment period that is different from the mortgage-backed securities issued by the trust. Accordingly, in the absence of effective hedging strategies, in a period of increasing interest rates, the value of the interest-only strips would be adversely affected because the interest rates on the mortgage-backed securities issued by a securitization trust could adjust faster than the interest rates on the Company's ARMs in the trust. Moreover, ARMs are typically subject to periodic and lifetime interest rate caps, which limit the amount an ARM's interest rate can change during any given period. Hence, in a period of rapidly increasing interest rates, the value of the interest-only strips could be adversely affected in the absence of effective hedging strategies because the interest rates on the mortgage-backed securities issued by a securitization trust could increase without limitation by caps, while the interest rates on the Company's ARMs would be so limited.

        Dependence on Funding Sources. The Company is dependent upon its access to warehouse and other credit facilities in order to fund new originations and purchases of mortgage loans pending securitization or sale. At June 30, 1998, the Company had warehouse facilities with certain financial institutions and investment banks with aggregate borrowing capacity of $950 million. The Company added an additional warehouse line of $300 million in August 1998. The Company's warehouse facilities expire between September 1998 and April 1999. In addition, the Company's growth strategies will require significant increases in the amount of the Company's warehouse and other credit facilities. In September 1998, the Company entered into a $50 million revolving line of credit secured by its interest-only strips which expires on September 3, 1999. Additionally, in September 1998, the Company entered into a repurchase facility secured by multifamily residential and commercial mortgage loans. The repurchase facility provides for a maximum borrowing amount of $50 million. The repurchase facility bears an interest rate for each transaction mutually agreed upon by the Company and the financial institution at the time of the transaction. The repurchase facility expires on September 9, 1999. The Company is currently negotiating with various financial institutions and investment banks to obtain additional credit facilities. There can be no assurance that the Company will be able to secure such financing. The Company expects to be able to maintain existing warehouse and other credit facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to extend or replace existing facilities, and arrange new warehouse or other credit facilities, the Company may have to curtail loan origination and purchasing activities, which would have a material adverse effect on the Company's financial position and results of operations.

        Risk of Adverse Changes in the Secondary Market for Mortgage Loans. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to securitize or sell whole loans for acceptable prices within a reasonable period of time.

        The Company sells a substantial portion of its loans through securitizations. In order to gain access to the secondary market in securitization transactions, the Company has utilized monoline insurance companies to provide financial guarantee insurance on the senior interests in loans sold in the secondary market in order to obtain ratings for such interests. Although the Company has used the senior/subordinated structure, which relies on the internal credit enhancements of the pool rather than monoline insurance, the Company expects to utilize monoline insurance companies for at least a portion of its future securitizations. Any substantial reduction in the size or availability of the secondary market for the Company's loans, or the unwillingness of the monoline insurance companies to provide financial guarantee insurance for the senior interests in loans sold in the secondary market, or other accounting, tax or regulatory changes adversely affecting the Company's securitization program, could have a material adverse effect on the Company's financial position and results of operations.

        With its strategy of selling a portion of its loans on a whole loan basis in the secondary market, the Company will rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase loans directly from the Company. There can be no assurance that such purchasers will be willing to purchase loans on terms satisfactory to the Company or that the market for such loans will continue. To the extent the Company cannot successfully identify whole loan purchasers or negotiate favorable terms for loan purchases, the Company's results of operations and financial condition could be materially adversely affected.

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

        Risks Involved in Commercial Mortgage Lending. The Company offers commercial mortgage loans on a limited basis in amounts ranging from $250,000 to $2.0 million secured by commercial properties, such as multifamily residences, retail establishments, office buildings, light industrial/ warehouse facilities and mobile home parks. During the 1998 fiscal year, the Company sold $51.4 million of commercial loans to third parties, servicing released. Although the Company intends to continue to sell these loans on a whole loan, servicing released basis, the Company bears certain risks during the time it holds the loans pending their sale. Commercial mortgage lending is generally viewed as exposing the lender to a greater risk of loss than residential mortgage lending, in part, because it typically involves larger loans to single borrowers or groups of related borrowers than residential mortgage loans. Further, the repayment of commercial mortgages secured by income-producing properties is typically dependent upon the tenant's ability to meet its obligations under the lease relating to such property, which in turn depends upon profitable operations of the related property. In the event of a default on any commercial mortgage held by the Company, the Company bears the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property, plus any payments from an insurer or guarantor, and the amount owed on the commercial mortgage.

        Commercial mortgages generally are non-recourse to the borrower. In the event of foreclosure on a commercial mortgage, the value of the property and other collateral securing the commercial mortgage may be less than the principal amount outstanding on the commercial mortgage and the accrued but unpaid interest. Also, under the terms of leases with respect to commercial properties, there may be costs and delays involved in enforcing rights of a property owner against tenants in default who may seek the protection of the bankruptcy laws which can result in termination of lease contracts all of which may adversely affect the timing and amount of payment received by the Company with respect to such commercial mortgages.

        Strategic Alternatives. The Company continues to retain Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to develop strategic alternatives for the Company. DLJ continues to evaluate opportunities for the Company, including possible business combinations. The Company is currently in discussions with several entities concerning various alternatives. No assurance can be given that any such opportunities will be consummated.

        Competition. The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. The Company's competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, investment banks, credit unions, thrift institutions, credit card issuers and insurance companies. In the future, the Company may also face competition from government-sponsored entities, such as FNMA and FHLMC. These government-sponsored entities may enter the subprime mortgage market and target potential customers in the Company's highest credit grades, who constitute a significant portion of the Company's customer base.

        The current level of gains realized by the Company and its competitors on the sale of non conforming mortgage loans could attract additional competitors into this market. Certain large finance companies and conforming mortgage originators have announced their intention to originate, or have purchased companies that originate and purchase, non-conforming mortgage loans, and some of these large mortgage companies, thrifts and commercial banks have begun offering non-conforming loan products to customers similar to the borrowers targeted by the Company. In addition, establishing a broker-sourced loan business requires a substantially smaller commitment of capital and human resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter this market quickly and compete with the Company's wholesale lending business.

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

        The Company's correspondent and broker programs depend largely on independent mortgage bankers and brokers and other financial institutions for the purchases of new loans. The Company's competitors also seek to establish relationships with the same sources. The Company's future results may become more exposed to fluctuations in the volume and cost of the Company's purchases resulting from competition from other purchasers of such loans, market conditions and other factors.

        Concentration of Operations in California. At June 30, 1998, a significant portion of the loans serviced by the Company were secured by properties located in California. Because the Company's servicing portfolio is currently concentrated in California, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans, together with any primary financing on the mortgaged properties, will equal or exceed the value of the mortgaged properties. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact the Company's ability to recover losses on properties affected by such disasters and adversely impact the Company's results of operations.

        Timing of Loan Sales. The Company's loan disposition strategy calls for substantially all of its production to be sold in the secondary market each quarter. However, market and other considerations, including the conformity of loan pools to monoline insurance company and rating agency requirements, could affect the timing of such transactions. Any delay in the sale of a significant portion of the Company's loan production beyond a quarter-end would postpone the recognition of gain on sale related to such loans until their sale and would likely result in losses for such quarter being reported by the Company.

        Economic Conditions. The risks associated with the Company's business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the current combined loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of liquidation. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of the Company's focus on credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on such loans could be higher than those generally experienced in the mortgage lending industry. In addition, in an economic slowdown or recession, the Company's servicing costs may increase. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect the Company's ability to securitize or sell loans in the secondary market and could increase the cost of these transactions. See "-- Credit Risk" and "-- Risk of Adverse Changes in the Secondary Market for Mortgage Loans."

        Contingent Risks. Although the Company sells substantially all the mortgage loans which it originates or purchases, the Company retains some degree of credit risk on substantially all loans sold on a servicing retained basis. During the period of time that loans are held pending sale, the Company is subject to the various business risks associated with the lending business including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers. The documents governing the Company's securitization program require the Company to establish deposit accounts or build overcollateralization levels through retention of excess cash flow distributions in such accounts or application of excess cash flow distributions to reduce the principal balances of the senior interests issued by the related trust, respectively. Such amounts serve as credit enhancement for the related trust and are therefore available to fund losses realized on loans held by such trust. The Company continues to be subject to the risks of default and foreclosure following securitization and the sale of loans to the extent of excess cash flow distributions required to be retained or applied to reduce principal from time-to-time. Such amounts are a condition to obtaining the requisite rating on the related interests in each trust. In addition, documents governing the Company's securitization program and whole loan sales require the Company to commit to repurchase or replace loans which do not conform to the representations and warranties made by the Company at the time of sale.

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

        The Company currently hedges its fixed rate pipeline and some LIBOR-based tranches in its fixed rate securitizations, and continues to explore other avenues of risk mitigation, although none have been employed to date. The amount and timing of hedging transactions are determined by members of the Company's senior management. During the first quarter ending September 30, 1998, market conditions became extremely unsettled resulting in a break down in the historical relationship between U.S. Treasury securities and the pass-through rates on asset-backed securitizations. Historically, the use of an interest rate hedge against Treasuries has been a more conservative method of limiting interest rate risk. Changes in Treasury rates were generally reflected in the pass-through rates of the fixed rate portion of the Company's securitizations. However, during the first quarter ending September 30, 1998, current market conditions have resulted in a loss on the Company's Treasury hedge without receiving an equivalent benefit from reductions in the pass-through rates paid on the certificates sold on the fixed rate portion of the Company's first quarter 1998 securitization. This weak asset-backed market will result in a significantly lower gain on sale and significantly larger negative cash flow for the first quarter ending September 30, 1998. The Company is currently re-evaluating its current hedging policy. While the Company monitors the interest rate environment and employs fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

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

        Members of Congress and government officials have from time-to-time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are attached to this report:

        Reports of Independent Accountants
        Consolidated Balance Sheets at June 30, 1998 and 1997
        Consolidated Statements of Income for Fiscal Years Ended June 30, 1998,
         1997 and 1996
        Consolidated Statements of Stockholders' Equity for Fiscal Years Ended
          June 30, 1998, 1997 and 1996
        Consolidated Statements of
        Cash Flows for Fiscal Years Ended June 30, 1998, 1997 and 1996
        Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 1998 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information regarding executive compensation will appear in the proxy statement for the 1998 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1998 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 1998 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated by this reference.

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

               See pages F-29 and F-30 attached to this report.

        (c)    Exhibits - Management Contracts and Compensatory Plans:

               10.1        Form of Director and Officer Indemnification
                           Agreement(15)
               10.2(a)     Amended and Restated Employment Agreement between
                           Registrant and Gary K. Judis(10)
               10.2(b)     Severance Agreement between Registrant and Gary
                           K. Judis(15)
               10.2(c)     Consulting Agreement between Registrant and Gary
                           K. Judis(15)


               10.3(a)     Second Amended and Restated Employment between
                           Registrant and Cary H. Thompson(15)
               10.3(b)     Stock Option Agreement between Registrant and Cary H.
                           Thompson(10)
               10.4(a)     Employment Agreement between Registrant and Neil
                           Kornswiet(15)
               10.4(b)     Amendment No. 1 to Exhibit 10.4(a)(15)
               10.5(a)     Amended and Restated Employment Agreement between
                           Registrant and Joseph Magnus
               10.5(b)     Performance Bonus Plan for Joseph Magnus
               10.6        Second Amended and Restated Employment Agreement
                           between Registrant and Barbara Polsky(15)
               10.7(a)     Employment Agreement between Registrant and Mark
                           Costello(15)
               10.7(b)     Performance Bonus Plan for Mark Costello
               10.8        1991 Stock Incentive Plan, as amended(2)
               10.9        1995 Stock Incentive Plan(10)
               10.10(a)    1996 Stock Incentive Plan(12)
               10.10(b)    Amendment No. 1 to Exhibit 10.10(a)(15)
               10.10(c)    1997 Stock Option Plan(16)
               10.10(d)    1997 Non-Qualified Stock Option Plan (amended and
                           restated effective May 22, 1998)(16)
               10.13       1995 Employee Stock Purchase Plan(3)
               10.20       Variable Deferred Compensation Plan(15)

         (d)   Other Exhibits:

                2.1 Agreement and Plan of Reorganization, dated as of August 12, 1996, as amended by Amendment No. 1, dated
                           August 28, 1996 by and among Registrant, Aames
                           Acquisition Corporation, One Stop Mortgage, Inc. and
                           Neil B. Kornswiet(14)
                2.2 Stock Purchase Agreement, dated as of March 19, 1998, between Registrant and Thirty-Five East Investments
                           LLC(17)
                2.3 Stock Purchase Agreement, dated as of March 19, 1998, between Registrant and Turtle Creek Revocable
                           Trust(17)
                3.1 Certificate of Incorporation of Registrant, as amended(15)
                3.2        Bylaws of Registrant, as amended(15)
                4.1        Specimen certificate evidencing Common Stock of
                           Registrant(15)
                4.2(a)     Rights Agreement, dated as of June 21, 1996 between
                           Registrant and Wells Fargo Bank, as rights agent(4)
                4.2(b)     Amendment to Rights Agreement, dated as of April 27,
                           1998(18)
                4.3        Warrant Agreement dated as of March 19, 1998 between
                           Registrant and Thirty-Five East Investments LLC(17)
                4.4        Warrant Agreement dated as of March 19, 1998 between
                           Registrant and Turtle Creek Revocable Trust(17)
                4.5        Registration Rights Agreement dated as of March 19,
                           1998, between Registrant and Thirty-Five East
                           Investments LLC(17)
                4.6        Registration Rights Agreement, dated as of March 19,
                           1998 between Registrant and Turtle Creek Revocable
                           Trust(17)
                10.12(a)   Office Lease, dated December 13, 1989, between State
                           Street Bank and Trust Company of California, N.A.
                           and Aames Home Loan, Registrant's wholly


                           owned subsidiary, for the premises located at 3731
                           Wilshire Boulevard, Los Angeles, California(1)
                10.12(b)   Amendments dated August 1, 1991, March 15, 1992,
                           June 30, 1993 and September 7, 1993 to Exhibit
                           10.12(b)(5)
                10.13(a) Office Building Lease, dated as of August 7, 1996, between Registrant and California Plaza IIA, LLC, for the premises located at 350 S. Grand Avenue, Los Angeles, California(15)
                10.13(b)   First Amendment, dated as of August 15, 1997, to
                           Exhibit 10.13(a)(15)
                10.14(a)   Indenture of Trust, dated February 1, 1995, between
                           Registrant and Bankers Trust Company of California,
                           N.A., relating to Registrant's 10.50% Senior
                           Notes due 2002(5)
                10.14(b) Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 10.14(a)(6)
                10.15      Indenture, dated as of February 26, 1996, between
                           Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible
                           Subordinated Debentures due 2006(7)
                10.16      First Supplemental Indenture, dated as of October 21,
                           1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003(11)
                10.17(a)   Interim Loan and Security Agreement, dated as of
                           November 22, 1996, between Aames Capital Corporation,
                           Registrant's wholly owned subsidiary ("ACC") and Prudential Securities Credit Corporation(15)
                10.17(b)   Notice of Extension of Agreement No.  1, dated as of
                           May 15, 1997, with effect as of March 31, 1997, to
                           Exhibit 10.17(a)(15)
                10.17(c)   Amendment, dated as of August 19, 1997, to Exhibit
                           10.17(a)(15)
                10.17(d)   Notice of Extension of Agreement No. 2, dated as of
                           September 26, 1997, to Exhibit 10-17(a)
                10.17(e)   Notice of Extension of Agreement No. 3, dated as of
                           December 29, 1997, to Exhibit 10.17(a)
                10.17(f)   Letter of Amendment, dated as of December 12, 1997,
                           to Exhibit 10.17(a)
                10.17(g)   Amendment, dated as of December 29, 1997, to
                           Exhibit 10.17(a)
                10.17(h) Letter of Amendment and Notice of Extension No. 4, dated as of March 23, 1998, to Exhibit 10.17(a)
                10.17(i) Letter of Amendment and Notice of Extension No. 5, dated as of June 30, 1998, to Exhibit 10.17(a).
                10.18      Second Amended and Restated Mortgage Loan Warehousing
                           Agreement, dated as of April 10, 1998, among Registrant, ACC, the lenders from time to time a party thereto, and NationsBank of Texas, N.A., as administrative agent for the lenders(13)

                10.19(a) Aircraft Lease Agreement, dated as of March 8, 1996, between C.I.T. Leasing Corporation and Oxford
                           Aviation Corporation, Inc., Registrant's wholly owned subsidiary(7)
                10.19(b)   Corporate Guaranty Agreement, dated as of March 8,
                           1996, between Registrant and C.I.T.  Leasing
                           Corporation, with respect to Exhibit 10.19(a)(7)
                10.20      Master Repurchase Agreement Governing Purchases and
                           Sales of Mortgage Loans, dated as of March 11, 1998, between ACC and Lehman Commercial Paper Inc.(19)
                10.21      Master Repurchase Agreement dated as of August 19,
                           1998, between ACC and First Union National Bank



                11         Statement re computation of per share earnings
                21         Subsidiaries of the Registrant
                23.1       Consent of PricewaterhouseCoopers LLP
                23.2       Consent of KPMG Peat Marwick LLP
                27         Financial Data Schedule

 -----------------

(1) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-43237.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-62400.

(3) Incorporated by reference from Registrant's Registration Statement, File No. 333-01312.

(4) Incorporated by reference from Registrant's Registration Statement on Form 8-A, File No. 33-13660.

(5) Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-88516.

(6) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

(7) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8) Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-91640.

(9) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(10) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Commission on September 16, 1996.

(11) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(12) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated January 6, 1997.

(13) Incorporated by reference from Registrant's Current Report on Form 8-K dated April 24, 1998.

(14) Incorporated by reference from Registrant's Current Report on Form 8-K dated September 11, 1996.

(15) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(16) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated July 24, 1998.

(17) Incorporated by reference from Registrant's Current Report on Form 8-K dated April 27, 1998.

(18) Incorporated by reference from Registrant's Registration Statement on Form 8-A/A dated April 27, 1998.

(19) Incorporated by reference from Registrant's Current Report on Form 8-K dated March 25, 1998.

   (e)  Reports on Form 8-K:

        During the last quarter of the fiscal year ended June 30, 1998, the Company filed (i) a Current Report on Form 8-K dated April 24, 1998 (earliest event reported April 10, 1998), reporting information under
        Item 5 with respect to the execution of the Second Amended and Restated Mortgage Loan Warehousing Agreement by and among the Company, ACC, NationsBank of Texas, N.A. and the lenders from time to time party thereto; and (ii) a Current Report on Form 8-K dated April 27, 1998 (earliest event reported April 27, 1998), reporting information under
        Item 5 with respect to the acquisition of shares of the Company's common stock and warrants to purchase the common stock by Thirty-Five East Investments LLC and Turtle Creek Revocable Trust.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AAMES FINANCIAL CORPORATION
                                      (Registrant)


 Dated:                               By: /s/ Cary H. Thompson
        -----------------------           -----------------------------
                                          Cary H. Thompson
                                          Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                             TITLE                                   DATE
           ---------                             -----                                   ----

 /s/ Cary H. Thompson                Chief Executive Officer,                                     , 1998
 -------------------------------     Director (Principal Executive Officer)     -----------------
     Cary H. Thompson


 /s/ Neil B. Kornswiet               Co-Chairman of the Board and President                       , 1998
 -------------------------------                                                -----------------
     Neil B. Kornswiet


 /s/ David A. Sklar                  Executive Vice President--                                   , 1998
 -------------------------------     Finance and Chief Financial                -----------------
      David A. Sklar                 Officer (Principal Financial and
                                     Accounting Officer)


                                      Director                                                    , 1998
 -------------------------------                                                -----------------
     George W. Coombe, Jr.

 /s/ John C. Getzelman                Director                                                    , 1998
 -------------------------------                                                -----------------
     John C. Getzelman

 /s/  Melvyn Kinder                   Director                                                    , 1998
 -------------------------------                                                -----------------
      Melvyn Kinder

/s/   Lee Masters                     Director                                                    , 1998
 -------------------------------                                                -----------------
      Lee Masters


 /s/ George C. St. Laurent, Jr.       Co-Chairman of the Board                                    , 1998
 ------------------------------                                                 -----------------
    George C. St. Laurent, Jr.


                                  EXHIBIT INDEX


 Management Contracts and Compensatory Plans:

     10.1      Form of Director and Officer Indemnification Agreement(15)
     10.2(a)   Amended and Restated Employment Agreement between Registrant and
               Gary K. Judis(10)

     10.2(b)   Severance Agreement between Registrant and Gary K. Judis(15)

     10.2(c)   Consulting Agreement between Registrant and Gary K. Judis(15)

     10.3(a)   Second Amended and Restated Employment between Registrant and
               Cary H. Thompson(15)

     10.3(b)   Stock Option Agreement between Registrant and Cary H.
               Thompson(10)

     10.4(a)   Employment Agreement between Registrant and Neil Kornswiet(15)

     10.4(b)   Amendment No. 1 to Exhibit 10.4(a)(15)

     10.5(a)   Amended and Restated Employment Agreement between Registrant and
               Joseph Magnus

     10.5(b)   Performance Bonus Plan for Joseph Magnus
     10.6      Second Amended and Restated Employment Agreement between
               Registrant and Barbara Polsky(15)
    10.7(a)    Employment Agreement between Registrant and Mark Costello(15)
    10.7(b)    Performance Bonus Plan for Mark Costello
    10.8       1991 Stock Incentive Plan, as amended(2)
    10.9       1995 Stock Incentive Plan(10)
    10.10(a)   1996 Stock Incentive Plan(12)
    10.10(b)   Amendment No. 1 to Exhibit 10.10(a)(15)
    10.10(c)   1997 Stock Option Plan(16)
    10.10(d)   1997 Non-Qualified Stock Option Plan (amended and restated
               effective May 22, 1998)(16)
    10.13      1995 Employee Stock Purchase Plan(3)
    10.20      Variable Deferred Compensation Plan(15)

 Other Exhibits:

     2.1       Agreement and Plan of Reorganization, dated as of August 12, 1996, as amended by Amendment No. 1, dated August 28, 1996 by and among Registrant,
               Aames Acquisition Corporation, One Stop Mortgage, Inc. and Neil B.
               Kornswiet(14)
     2.2       Stock Purchase Agreement, dated as of March 19, 1998, between Registrant and Thirty-Five East Investments LLC(17)
     2.3       Stock Purchase Agreement, dated as of March 19, 1998, between Registrant and Turtle Creek Revocable Trust(17)
     3.1       Certificate of Incorporation of Registrant, as amended(15)
     3.2       Bylaws of Registrant, as amended(15)
     4.1       Specimen certificate evidencing Common Stock of Registrant(15)
     4.2(a)    Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent(4)
     4.2(b)    Amendment to Rights Agreement, dated as of April 27, 1998(18)
     4.3       Warrant Agreement dated as of March 19, 1998 between Registrant and
               Thirty-Five East Investments LLC(17)


     4.4       Warrant Agreement dated as of March 19, 1998 between Registrant and
               Turtle Creek Revocable Trust(17)
     4.5 Registration Rights Agreement dated as of March 19, 1998, between Registrant and Thirty-Five East Investments LLC(17)
     4.6       Registration Rights Agreement, dated as of March 19, 1998 between
               Registrant and Turtle Creek Revocable Trust(17)

     10.12(a)  Office Lease, dated December 13, 1989, between State Street
               Bank and Trust Company of California, N.A. and Aames Home Loan,
               Registrant's wholly owned subsidiary, for the premises located at 3731 Wilshire Boulevard, Los Angeles, California(1)

     10.12(b)  Amendments dated August 1, 1991, March 15, 1992, June 30, 1993 and September 7, 1993 to Exhibit 10.12(b)(5)

     10.13(a)  Office Building Lease, dated as of August 7, 1996, between
               Registrant and California Plaza IIA, LLC, for the premises located at 350 S. Grand Avenue, Los Angeles, California(15)

     10.13(b)  First Amendment, dated as of August 15, 1997, to Exhibit
               10.13(a)(15)

     10.14(a) Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to
               Registrant's 10.50% Senior Notes due 2002(5)

     10.14(b)  Supplemental Indenture of Trust, dated as of April 25, 1995 to
               Exhibit 10.14(a)(6)

     10.15     Indenture, dated as of February 26, 1996, between Registrant and The
               Chase Manhattan Bank, N.A., relating to Registrant's 5.5%
               Convertible Subordinated Debentures due 2006(7)

     10.16 First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's
               9.125% Senior Notes due 2003(11)

     10.17(a)  Interim Loan and Security Agreement, dated as of November 22,
               1996, between Aames Capital Corporation, Registrant's wholly owned subsidiary ("ACC") and Prudential Securities Credit
               Corporation(15)

     10.17(b)  Notice of Extension of Agreement No. 1, dated as of May 15,
               1997, with effect as of March 31, 1997, to Exhibit 10.17(a)(15)

     10.17(c)  Amendment, dated as of August 19, 1997, to Exhibit 10.17(a)(15)

     10.17(d)  Notice of Extension of Agreement No. 2, dated as of September 26,
               1997, to Exhibit 10-17(a)

     10.17(e)  Notice of Extension of Agreement No. 3, dated as of December 29,
               1997, to Exhibit 10.17(a)

     10.17(f)  Letter of Amendment, dated as of December 12, 1997, to Exhibit 10.17(a)

     10.17(g)  Amendment, dated as of December 29, 1997, to Exhibit 10.17(a)

     10.17(h)  Letter of Amendment and Notice of Extension No. 4, dated as of
               March 23, 1998, to Exhibit 10.17(a)

     10.17(i)  Letter of Amendment and Notice of Extension No. 5, dated as of
               June 30, 1998, to Exhibit 10.17(a).

     10.18 Second Amended and Restated Mortgage Loan Warehousing Agreement, dated as of April 10, 1998, among Registrant, ACC, the lenders from time to time a party thereto, and NationsBank of Texas, N.A., as administrative agent for the lenders(13)

     10.19(a)  Aircraft Lease Agreement, dated as of March 8, 1996, between
               C.I.T. Leasing Corporation and Oxford Aviation Corporation, Inc.,
               Registrant's wholly owned subsidiary(7)

     10.19(b)  Corporate Guaranty Agreement, dated as of March 8, 1996, between Registrant and
               C.I.T. Leasing Corporation, with respect to Exhibit 10.19(a)(7)


     10.20     Master Repurchase Agreement Governing Purchases and Sales of Mortgage
               Loans, dated as of March 11, 1998, between ACC and Lehman Commercial
               Paper Inc.(19)

     10.21     Master Repurchase Agreement dated as of August 19, 1998, between ACC and First Union National Bank

     11        Statement re computation of per share earnings

     21        Subsidiaries of the Registrant

     23.1      Consent of PricewaterhouseCoopers LLP

     23.2      Consent of KPMG Peat Marwick LLP

     27        Financial Data Schedule

-------------------

(1) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-43237.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-62400.

(3) Incorporated by reference from Registrant's Registration Statement, File No. 333-01312.

(4) Incorporated by reference from Registrant's Registration Statement on Form 8-A, File No. 33-13660.

(5) Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-88516.

(6) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

(7) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8) Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-91640.

(9) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(10) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Commission on September 16, 1996.

(11) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(12) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated January 6, 1997.

(13) Incorporated by reference from Registrant's Current Report on Form 8-K dated April 24, 1998.

(14) Incorporated by reference from Registrant's Current Report on Form 8-K dated September 11, 1996.

(15) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(16) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated July 24, 1998.

(17) Incorporated by reference from Registrant's Current Report on Form 8-K dated April 27, 1998.

(18) Incorporated by reference from Registrant's Registration Statement on Form 8-A/A dated April 27, 1998.

(19) Incorporated by reference from Registrant's Current Report on Form 8-K dated March 25, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Aames Financial Corporation

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Aames Financial Corporation and its subsidiaries (the "Company") at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of One Stop Mortgage, Inc., a wholly-owned subsidiary, which statements reflect total revenues of $7 million for the period from August 24, 1995 (inception) through June 30, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for One Stop Mortgage, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
August 6, 1998

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
One Stop Mortgage, Inc.

We have audited the statements of operations, changes in stockholders' equity and cash flows of One Stop Mortgage, Inc. (the Company) for the period January 1, 1996 through June 30, 1996 and the period August 24, 1995 (inception) through December 31, 1995. These financial statements, which are not separately presented herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of One Stop Mortgage, Inc. and its cash flows for the period January 1, 1996 through June 30, 1996 and the period August 24, 1995 (inception) through December 31, 1995 in conformity with generally accepted accounting principles.


                                        /s/ KPMG PEAT MARWICK LLP

Orange County, California
August 16, 1996

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   June 30,          June 30,
                                                                     1998             1997
                                                                   --------          --------

ASSETS
Cash and cash equivalents                                         $ 12,322,000       $ 26,902,000
Loans held for sale, at lower of cost or market                    198,202,000        242,987,000
Accounts receivable                                                 51,072,000         59,180,000
Interest-only strips, estimated at fair market value (Note 3)      359,600,000        270,422,000
Mortgage servicing rights (Note 3)                                  32,090,000         21,641,000
Residual assets                                                    194,561,000        112,827,000
Equipment and improvements, net (Note 4)                            13,939,000         12,685,000
Prepaid and other                                                   17,020,000         14,949,000
                                                                  ------------       ------------
     Total assets                                                 $878,806,000       $761,593,000
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings (Note 5)                                               $286,990,000       $286,990,000
Revolving warehouse facilities (Note 5)                            141,012,000        137,500,000
Accounts payable and accrued expenses                               49,964,000         29,297,000
Income taxes payable (Note 6)                                       55,437,000         39,452,000
                                                                  ------------       ------------
     Total liabilities                                             533,403,000        493,239,000
                                                                  ------------       ------------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Preferred Stock, par value $.001 per
        share, 1,000,000 shares authorized;
        none outstanding

     Common Stock, par value $.001 per share
        50,000,000 shares authorized;
        30,962,600, and 27,758,800 shares outstanding (Note 10)         31,000             28,000
Additional paid-in capital                                         249,851,000        209,358,000
Retained earnings                                                   95,521,000         58,968,000
                                                                  ------------       ------------
      Total stockholder's equity                                   345,403,000        268,354,000
                                                                  ------------       ------------
     Total liabilities and stockholders' equity                   $878,806,000       $761,593,000
                                                                  ============       ============

The accompanying notes are an integral part of these financial statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                         TWELVE MONTHS ENDED
                                                               JUNE 30
                                           ----------------------------------------------
                                                1998            1997             1996
                                           ------------     ------------     ------------
Revenue:
    Gain on sale of loans (Note 3)        $188,578,000     $198,736,000      $95,299,000
    Net unrealized gain or (loss)
        on valuation of
        interest-only strips (Note 3)       19,495,000      (18,950,000)              --
    Commissions                             27,664,000       29,250,000       21,564,000
    Loan service                            42,677,000       25,804,000       18,186,000
    Fees and other                          46,860,000       37,679,000       15,215,000
                                          ------------     ------------      -----------
      Total revenue                        325,274,000      272,519,000      150,264,000
                                          ------------     ------------      -----------
Expenses
    Compensation and related expenses       94,820,000       81,021,000       40,758,000
    Production expenses                     34,195,000       27,229,000       19,036,000
    General and administrative expenses     40,686,000       31,716,000       17,377,000
    Interest expense (Note 5)               43,982,000       33,105,000       12,370,000
    Provision for loan losses               39,164,000       33,941,000        8,424,000
    Nonrecurring charges (Note 2)                   --       32,000,000               --
                                          ------------     ------------      -----------
      Total expenses                       252,847,000      239,012,000       97,965,000
                                          ------------     ------------      -----------

Income before income taxes                  72,427,000       33,507,000       52,299,000
Provision for income taxes                  32,110,000       16,398,000       22,508,000
                                          ------------     ------------      -----------
Net income                                 $40,317,000      $17,109,000      $29,791,000
                                          ============     ============      ===========


Net income per share
            Basic                                $1.41            $0.65            $1.37
                                          ============     ============      ===========
            Diluted                              $1.23            $0.60            $1.14
                                          ============     ============      ===========
            Dividends per share                  $0.13            $0.13            $0.13
                                          ============     ============      ===========

Weighted average number
of shares outstanding
            Basic                           28,548,000       26,400,000       21,681,000
                                          ============     ============      ===========
            Diluted                         35,749,000       34,516,000       27,248,000
                                          ============     ============      ===========

   The accompanying notes are an integral part of these financial statements

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        TWELVE MONTHS ENDED
                                                                                              JUNE 30
                                                                    -------------------------------------------------------------
                                                                          1998                   1997                   1996
                                                                    ----------------       ---------------        ---------------
Operating activities:
  Net Income                                                         $    40,317,000       $    17,109,000        $    29,791,000
  Adjustments to reconcile net income to net cash
    (Used in) operating activities:
    Provision for loan losses                                             39,164,000            33,941,000              8,424,000
    Net charge-offs for loans                                            (26,488,000)           (5,470,000)              (931,000)
    Depreciation and amortization                                          3,909,000             2,853,000              1,275,000
    Deferred income taxes                                                 15,336,000            17,915,000             15,369,000
    Gain on sale of loans                                               (188,848,000)         (257,341,000)          (111,468,000)
    Net unrealized (gain) or loss on valuation
      of interest-only strips                                            (19,495,000)           18,950,000                     --
    Amortization of interest-only strips                                 106,489,000            63,611,000             16,940,000
    Mortgage servicing rights originated                                 (19,513,000)          (16,251,000)           (11,759,000)
    Amortization of mortgage servicing rights                              9,064,000             5,512,000                857,000
    Changes in assets and liabilities:
      Loans originated or purchased                                   (2,383,638,000)       (2,347,938,000)        (1,168,945,000)
      Proceeds from sale of loans                                      2,428,423,000         2,291,139,000          1,006,887,000
      Decrease (increase) in:
        Accounts receivable                                                8,108,000           (49,495,000)            (3,595,000)
        Prepaid and other                                                 (2,071,000)           (4,654,000)            (5,276,000)
        Residual assets                                                  (81,734,000)          (68,151,000)           (29,794,000)
      Increase (decrease) in:
        Accounts payable and accrued expenses                             20,667,000            13,490,000              8,278,000
        Income taxes payable                                                 649,000              (293,000)             2,874,000
                                                                    ----------------       ---------------        ---------------
Net cash (used in) operating activities                                  (49,661,000)         (280,073,000)          (241,073,000)
                                                                    ----------------       ---------------        ---------------

Investing activities:
  Purchases of property and equipment                                     (5,163,000)           (8,864,000)            (5,885,000)
                                                                    ----------------       ---------------        ---------------
Net cash (used in) investing activities                                   (5,163,000)           (8,864,000)            (5,885,000)
                                                                    ----------------       ---------------        ---------------

Financing activities:
  Proceeds from sale of stock or exercise of options                      40,505,000           121,228,000             26,280,000
  Proceeds from borrowings                                                        --           148,945,000            114,901,000
  Increase in amounts outstanding under warehouse facilities               3,512,000            25,137,000            112,048,000
  Dividends paid                                                          (3,773,000)           (3,412,000)            (2,689,000)
                                                                    ----------------       ---------------        ---------------
Net cash provided by financing activities                                 40,244,000           291,898,000            250,540,000
                                                                    ----------------       ---------------        ---------------
Net increase (decrease) in cash and cash equivalents                     (14,580,000)            2,961,000              3,582,000
Cash and cash equivalents at beginning of period                          26,902,000            23,941,000             20,359,000
                                                                    ----------------       ---------------        ---------------
Cash and cash equivalents at end of period                          $     12,322,000       $    26,902,000        $    23,941,000
                                                                    ================       ===============        ===============
Supplemental disclosures
      Interest paid                                                       44,501,000            30,207,000              6,633,000
      Taxes paid (refunded)                                               16,125,000            (1,197,000)             4,354,000


   The accompanying notes are an integral part of these financial statements

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Additional
                                        Common           Paid-in            Retained
                                         Stock           Capital            Earnings              Total
                                        -------------------------------------------------------------------
As of June 30, 1995                     $21,000        $ 61,857,000        $ 18,169,000        $ 80,047,000
   Issuance of common stock                               2,064,000                               2,064,000
   Shares issued in merger
      transaction                         3,000              (3,000)
   Dividends                                                                 (2,689,000)         (2,689,000)
   Issuance of common stock
     warrants                                            24,216,000                              24,216,000
   Net income                                                                29,791,000          29,791,000
                                        --------------------------------------------------------------------
As of June 30, 1996                     $24,000        $ 88,134,000        $ 45,271,000        $133,429,000
   Issuance of common stock               4,000         121,224,000                             121,228,000
   Dividends                                                                 (3,412,000)         (3,412,000)
   Net income                                                                17,109,000          17,109,000
                                        --------------------------------------------------------------------
As of June 30, 1997                     $28,000        $209,358,000        $ 58,968,000        $268,354,000
   Issuance of common stock               3,000          40,493,000               9,000          40,505,000
   Dividends                                                                 (3,773,000)         (3,773,000)
   Net income                                                                40,317,000          40,317,000
                                        -------------------------------------------------------------------
AS OF JUNE 30, 1998                     $31,000        $249,851,000        $ 95,521,000        $345,403,000
                                        ===================================================================

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

        Aames Financial Corporation (the "Company" or "Aames") is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgages secured by single family residences. At June 30, 1998, Aames operated 98 retail loan offices serving 32 states. At June 30, 1998, 12 of the 98 branches were located in California. Its wholly-owned subsidiary, One Stop Mortgage, Inc. ("One Stop") operated 46 offices located in 45 states and one international office located in England. At June 30, 1998, 4 of the 46 domestic branches were located in California. The Company originates and purchases loans on a nationwide basis through three production channels--retail, broker and correspondent. For the years ended June 30, 1998 and 1997, the Company originated and purchased $2.38 billion and $2.35 billion of mortgage loans, respectively. The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. Loans originated by the Company are extended on the basis of the equity in the borrower's property and the creditworthiness of the borrower. The aggregate outstanding balance of loans serviced by the Company was $4.15 billion and $3.17 billion at June 30, 1998 and June 30, 1997, respectively (which include $206 million and $1.67 billion of loans at June 30, 1998 and June 30, 1997, respectively, serviced for the Company by unaffiliated subservicers under subservicing agreements).

LOAN SALES

        The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations.

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

        The following table shows the pro-forma effect of the merger:

       (Dollars in thousands, except per share amounts)
       Fiscal Year Ended June 30, 1996
       ----------------------------------------------
      Net income by entity
                     Aames as previously reported               $31,048
                     One Stop                                    (1,257)
       ----------------------------------------------------------------
      Restated June 30, 1996 net income                         $29,791
       ----------------------------------------------------------------
      Net income per fully diluted share
                     Previously reported (2/97 split adj.)      $  1.39
                     Restated                                   $  1.14

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

CASH IN TRUST

        The Company services loans on behalf of customers. In such capacity, certain monies are collected and placed in segregated trust accounts, which totaled $57.8 million and $28.3 million at June 30, 1998 and June 30, 1997, respectively. These accounts and corresponding liabilities are not included in the accompanying balance sheet.

EQUIPMENT AND IMPROVEMENTS

        Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being recorded utilizing straight-line and accelerated methods over the following estimated useful lives:

         DATA PROCESSING EQUIPMENT      Five years
         FURNITURE                      Five to seven years
         DATA PROCESSING SOFTWARE       Three years
         LEASEHOLD IMPROVEMENT          Lower of life of lease or asset
         AUTOMOBILES                    Five years

REVENUE RECOGNITION

        The Company adopted Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") effective January 1, 1997. The adoption of SFAS 125 did not have a material effect on the Company's results of operations for the year ended June 30, 1997. As a result of the adoption of SFAS 125, the Company records amounts previously categorized as "Excess servicing gains" in the Consolidated Statements of Income as "Gain on sale of loans." Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as "Excess servicing receivable" as an investment security called "Interest-only strips." The Company has classified this asset as a trading security and during the year ended June 30, 1998, recorded a net unrealized gain of $19.5 million on the valuation of this security. SFAS 125 requires that this mark-to-market adjustment be reported separately from "Gain on sale of loans."

        In fiscal year 1996, the Company adopted SFAS 122. Under SFAS 122, the Company recognized originated mortgage servicing rights ("OMSRs") as assets separate from the mortgage loans to which the OMSRs relate based on their respective fair values. Prior to SFAS 122, the Company allocated the entire cost of originating or purchasing mortgage loans to the carrying value of such mortgage loans. The effect of adopting SFAS 122 was to increase the net income of the Company for the fiscal year ended June 30,1996, by $5.7 million, or $0.21 per fully diluted weighted average share.

        In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of the loan (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%) and a monoline insurance fee, if any, adjusted for the reserve for loan losses. Unrealized gains or losses include the recognition of an unrealized gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. The Company's interest in each overcollateralization amount and reserve account is reflected on the Company's Consolidated Financial Statements as "residual assets" and is recorded as of the time such amounts are received by the trust.

        The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and
(iii) the provision for credit losses on loans sold. There can be no assurance of the accuracy of management's estimates.

        Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes mortgage servicing rights separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing rights for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. At June 30, 1998 and 1997, there were no valuation allowances on mortgage servicing rights.

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

RISK MANAGEMENT

        The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations. The Company currently hedges its fixed rate pipeline and some LIBOR-based tranches in its fixed rate securitizations, and continues to explore other avenues of risk mitigation, although none have been employed to date. The current fixed rate hedge products utilized are swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The hedge instrument used on the existing LIBOR-based tranches secured by fixed rate mortgages is an interest rate contract with a specified LIBOR rate cap. The amount and timing of hedging transactions are determined by members of the Company's senior management. The Company is currently reevaluating its current hedging policy.

CASH AND CASH EQUIVALENTS

        At June 30, 1998, the Company had $12.3 million in cash, of which $1.6 million was held in a restricted account in connection with the securitization closed in June 1998. These funds were released to the Company in July 1998.

LOANS HELD FOR SALE

        Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

ACCOUNTS RECEIVABLE

        Accounts receivable primarily consisted of pool related advances, accrued interest receivable and various servicing advances.

RESIDUAL ASSETS

        In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount, and subsequently deposits a portion of the servicing spread collected on the related loans. The amounts set aside ($195 million at June 30, 1998 and $113 million at June 30, 1997) are available for distribution to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to maximum subordination amounts as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company and, at the termination of the related trust, any remaining amounts on deposit are distributed to the Company.

DEBT ISSUANCE COSTS

        At June 30, 1998 and 1997, the Company had an unamortized balance of debt issuance costs of $7.2 million and $8.41 million, respectively, related to the issuance of $23.0 million of 10.5% Senior Notes due 2002, the issuance of $115 million of 5.5% Convertible Subordinated Debentures due 2006 and the issuance of $150 million of 9.125% Senior Notes due 2003. This balance is included in "Prepaid and other" on the Consolidated Balance Sheets and is amortized into expense over the life of the related debt.

EARNINGS PER SHARE

        Basic earnings per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. For fully diluted earnings per share, the conversion of shares related to the Company's 5.5% Convertible Subordinated Debentures due 2006 is included as well as the average number of stock options outstanding.

        All references in the accompanying Consolidated Balance Sheets, Consolidated Statements of Earnings and Notes to Consolidated Financial Statements to the number of common shares and share amounts have been restated to reflect the three-for-two stock splits in the form of stock dividends effected on February 21, 1997 and May 17, 1996, and the Company's presentation of basic Earnings per Share ("EPS") under the adoption of FAS 128 in fiscal year 1998.

RECLASSIFICATIONS

        Certain amounts related to 1997 and 1996 have been reclassified to conform to the 1998 presentation.

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

        In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the Balance Sheet is also required. The Company adopted SFAS 129 for the fiscal year 1998.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value.

Gains and losses resulting from changes in the values of those derivatives would be accounted for as components of comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not determined the impact that adoption of this standard will have on its future consolidated financial statements. The Company plans to adopt SFAS No. 133 by July 1, 2000, as required.

NOTE 2    NONRECURRING CHARGES

        In fiscal 1997, the Company incurred $32.0 million of nonrecurring charges. Approximately $25.0 million of these charges were recognized in August 1996 directly related to the acquisition of One Stop. The remaining amount relates to a reserve for relocating corporate headquarters recorded in the first quarter and to severance and other strategic decisions made in the fourth quarter.

NOTE 3    INTEREST-ONLY STRIPS AND MORTGAGE SERVICING RIGHTS

        The activity in the interest-only strips is summarized as follows:

                                                                         JUNE 30,
                                                            ----------------------------------
                                                                  1998                1997
                                                                  ----                ----
Balance, beginning of year                                  $ 270,422,000       $ 129,113,000
Gain on sale of loans                                         182,848,000         262,811,000
Provision for loan losses net of
  charge offs                                                  (6,676,000)        (33,941,000)
Amortization of receivable                                   (106,489,000)        (68,611,000)
Net unrealized gain (loss) on valuation
  of interest-only strips                                      19,495,000         (18,950,000)
                                                            -------------       -------------
Balance, end of year                                        $ 359,600,000       $ 270,422,000
                                                            =============       =============

        The activity in mortgage servicing rights is summarized as follows:

                                                                         JUNE 30,
                                                             --------------------------------
                                                                  1998                1997
                                                                  ----                ----
Balance, beginning of year                                   $ 21,641,000       $ 10,902,000
Gain on sale of loans                                          19,513,000         16,251,000
Amortization of receivable                                     (9,064,000)        (5,512,000)
                                                             ------------       ------------
 Balance, end of year                                        $ 32,090,000       $ 21,641,000
                                                             ============       ============

        The Company determines fair value for both the interest-only strips and the mortgage servicing rights based on rates used to discount the future cash flows, which were 10.8% and 11.4% for the years ended June 30, 1998 and 1997, respectively. The Company retains a certain amount of credit risk on loans securitized. The Company had reserves of $50.3 million and $43.6 million at June 30, 1998 and 1997, respectively, related to these credit risk obligations, which are netted against the interest-only strips. The weighted average loss reserves were 1.93% and 1.50% of the amount securitized for the years ended June 30, 1998 and 1997, respectively.

        The interest-only strips and the mortgage servicing rights are amortized over the estimated lives of the loans to which they relate. At June 30, 1998 and 1997, the unamortized balance of the interest-only strips was $360 million and $270 million, respectively.

NOTE 4    EQUIPMENT AND IMPROVEMENTS

        Equipment and improvements consisted of the following:

                                                           JUNE 30,
                                               --------------------------------
                                                   1998                1997
                                                   ----                ----
Data processing equipment                      $ 10,421,000       $  8,239,000
Furniture and fixtures                            7,958,000          5,892,000
Data processing software                          3,213,000          1,756,000
Leasehold improvements                            2,032,000          1,666,000
Equipment under capital leases                           --            806,000
Automobiles                                         395,000            497,000
                                               ------------       ------------
     Total                                       24,019,000         18,856,000
Accumulated depreciation and amortization       (10,080,000)        (6,171,000)
                                               ------------       ------------
Net                                            $ 13,939,000       $ 12,685,000
                                               ============       ============

NOTE 5    BORROWINGS AND REVOLVING WAREHOUSE FACILITIES

        Borrowings consist of the following:

                                                                                    JUNE 30,
                                                                             ---------------------
                                                                             1998             1997
                                                                             ----             ----
9.125% Senior Notes due 2003, guaranteed by each of the
Restricted Subsidiaries of the Company.                                  $150,000,000      $150,000,000

5.5% Convertible Subordinated Debentures due 2006 convertible to
6.2 million shares of the common stock at $19 per share. The
Convertible Subordinated Debentures are subordinated to all
existing and future senior indebtedness of the Company
(as defined in the Indenture).                                            113,990,000       113,990,000

10.5% Senior Notes due 2002, collateralized by certain residual certificates. Principal payments of $5,750,000 in each of
calendar years 1999 through 2002.                                          23,000,000        23,000,000
                                                                         ------------      ------------


     Total borrowings                                                    $286,990,000      $286,990,000
                                                                         ============      ============

        Maturities on borrowings are as follows:

                                                                            Total
                                                                          Borrowings
                                                                          ----------
Fiscal Years Ended June 30,
1999 (current portion)                                                 $    5,750,000
2000                                                                        5,750,000
2001                                                                        5,750,000
2002                                                                        5,750,000
2003                                                                      150,000,000
2004                                                                            --
Thereafter                                                                113,990,000
                                                                        -------------
     Total Borrowings                                                   $ 286,990,000
                                                                        =============

        Amounts outstanding under revolving warehouse facilities:

                                                                                    JUNE 30,
                                                                            -----------------------
                                                                            1998               1997
                                                                            ----               ----

 Warehouse facility with a syndicate of ten commercial banks collateralized by loans originated and purchased by the Company as well as certain servicing receivables; expires April 9, 1999 with interest at the option of the Company of either 1.05% over
 Fed Funds rate, or .80% over one-month LIBOR rate. Total credit available $400 million. Fed Funds rate was 7.1% and one-month
 LIBOR was 5.7% at June 30, 1998.                                      $135,500,000        $137,500,000

Warehouse facility from an investment bank collateralized by loans originated and purchased by the Company. This line of $300 million bears interest at a rate of .65% over one-month LIBOR and expires on September 11, 1998.
One-month LIBOR rate was 5.7% at June 30, 1998                            5,512,000                --
                                                                       ------------      ------------
Total amounts outstanding under
warehouse facilities                                                   $141,012,000      $137,500,000
                                                                       ============      ============


NOTE 6    INCOME TAXES

        The provision for income taxes consists of the following:

                                       JUNE 30,
                     ---------------------------------------------
                        1998              1997             1996
                     -----------      ------------     -----------
CURRENT:
  Federal            $10,060,000      $   203,000      $ 6,344,000
  State                3,249,000          262,000        2,212,000
                     -----------      -----------      -----------
                      13,309,000          465,000        8,556,000
DEFERRED:
  Federal             13,681,000       13,081,000       10,212,000
  State                5,120,000        2,852,000        3,740,000
                     -----------      -----------      -----------
                      18,801,000       15,933,000       13,952,000
                     -----------      -----------      -----------
          Total      $32,110,000      $16,398,000      $22,508,000
                     ===========      ===========      ===========

        The financial statement balances at June 30, 1998 and 1997 are as follows:

                                                     JUNE 30,
                                                   ------------
                                             1998                1997
                                         ------------       ------------
Current taxes payable (receivable):
  Federal                                $  3,190,000          4,431,000
  State                                      (967,000)        (1,350,000)
                                         ------------       ------------
                                            2,223,000          3,081,000
Deferred taxes payable:
  Federal                                  39,396,000         26,930,000
  State                                    13,818,000          9,441,000
                                         ------------       ------------
                                           53,214,000         36,371,000
                                         ------------       ------------
     Total                               $ 55,437,000       $ 39,452,000
                                         ============       ============

        Deferred tax liabilities (assets) consists of the following:

                                               JUNE 30,
                                    --------------------------------
                                         1998               1997
                                    -------------      -------------
Deferred tax liabilities
Interest-only strips                 $ 38,952,000       $ 35,505,000
Depreciation                                   --            440,000
Deferred loan fees                        578,000          1,346,000
Mortgage servicing rights              16,770,000          9,116,000
Bad Debts                               6,579,000                 --
                                     ------------       ------------
Total deferred tax liabilities         62,879,000         46,407,000
                                     ------------       ------------
Deferred tax assets
Sec. 475 mark-to-market                        --         (2,870,000)
State taxes                            (4,836,000)        (3,396,000)
Vacation accrual                         (801,000)          (701,000)
Allowance for doubtful accounts                --           (435,000)
Lease cancellation accrual               (920,000)          (920,000)
Excess Inclusion Income                (1,539,000)                --
Depreciation                              (98,000)                --
Other accruals                         (1,471,000)        (1,714,000)
                                     ------------       ------------
Total deferred tax assets              (9,665,000)       (10,036,000)
                                     ------------       ------------
Valuation allowance                            --                 --
                                     ------------       ------------
Net deferred tax liabilities         $ 53,214,000       $ 36,371,000
                                     ============       ============

        Effective tax rate calculation for fiscal year ended June 30, 1998:

                                                              Tax Affected      Effective
                                               Permanent        Permanent        Tax Rate
                                              Differences      Differences      Calculation
                                              -----------     ------------      -----------
Tax provision                                                                 $32,110,000
Pretax income                                                                  72,427,000

Effective tax rate                                                                  44.33%

Federal statutory rate                                                              35.00
State pre-tax after permanent difference        8,369,000         5,439,000          7.51%
Disallowed compensation                         3,398,000         1,189,300          1.64%
Other, net                                        253,940           132,250          0.18%
                                                                                    -----
                                                                                    44.33%

        Effective tax rate calculation for fiscal year ended June 30, 1997:

                                                                  Tax Affected       Effective
                                                Permanent           Permanent         Tax Rate
                                               Differences         Differences       Calculation
                                              ------------        ------------       -----------
Tax provision                                                                      $ 16,398,000
Pretax income                                                                        33,507,000

Effective tax rate                                                                       48.939%

Federal statutory rate                                                                   35.000%
State pre-tax after permanent difference      $ 36,558,000        $  2,654,000            7.921%
Pooling of interests                             5,156,000           1,805,000            5.385%
Stock options                                   (2,227,000)           (779,000)          (2.326%)
Other (net)                                                                               2.959%
                                                                                         ------
                                                                                         48.939%

        For 1996 the Company's effective tax rate was computed using the appropriate statutory rates with no significant differences.

NOTE 7    COMMITMENTS AND CONTINGENCIES

        The Company leases office space under operating leases expiring at various dates through February 2012. In addition, in February 1996, the Company entered into an operating lease for an airplane, which expires February 2006. Total rent expense related to operating leases amounted to $9.1 million, $5.3 million and $3.2 million, for the years ended June 30, 1998, 1997 and 1996, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined). As of June 30, 1998, listed below are future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year:

Fiscal Years Ended June 30,
---------------------------
1999                              $ 7,695,000
2000                                8,370,000
2001                                6,696,000
2002                                5,662,000
2003                                4,871,000
Thereafter                         32,211,000
                                  -----------
                                  $65,505,000
                                  ===========

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

EMPLOYMENT AND SEVERANCE AGREEMENTS

        The Chief Executive Officer has an employment agreement with the Company expiring on June 30, 2001, which provides for a base salary and a performance bonus measured against a target return on equity. In addition, certain options were granted thereunder. (See "Note 9 - Notes to Consolidated Financial Statements.") The agreement also provides that, in the event of a termination without cause or in the event of certain changes in control, the Company shall pay two years base salary plus an amount equal to his performance bonus over the previous eight quarters.

        The President has an employment agreement with the Company expiring on August 26, 2003, which provides for a base salary and quarterly performance bonuses of between $1.35 million and $1.65 million depending on broker and retail loan production. The agreement also provides that, in the event of a termination without cause, the Company will pay an amount equal to the base salary for the remaining term of the agreement, plus $30 million minus the performance bonuses paid prior to termination ("performance payment"). In the event of a change in control, the Company will pay the performance payment.

        Certain other members of management have employment or severance agreements which provide for enhanced severance and other benefits upon a change in control, as defined in the agreements.

NOTE 8    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosures of the estimated fair value of financial instruments as of June 30, 1998 and 1997 are made by the Company using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

        The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                June 30, 1998                       June 30, 1997
                                         Carrying         Estimated          Carrying         Estimated
                                          Amount          Fair Value           Amount         Fair Value
                                       ------------      ------------      ------------      ------------
BALANCE SHEET:
Cash and cash equivalents              $ 12,322,000      $ 12,322,000      $ 26,902,000      $ 26,902,000
Loans held for sale                     198,202,000       208,112,000       242,987,000       255,136,000
Interest-only strips at fair
   market value                         359,600,000       359,600,000       270,422,000       270,422,000
Mortgage servicing rights                32,090,000        32,090,000        21,641,000        21,641,000
Amounts outstanding under
   revolving warehouse facilities       141,012,000       141,012,000       137,500,000       137,500,000
Borrowings                              286,990,000       246,938,000       286,990,000       284,735,000
OFF  BALANCE SHEET:
Hedge position notional
   amount outstanding                   250,000,000       248,455,000       135,000,000       135,246,000

        The fair value estimates as of June 30, 1998 and 1997 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

        The following describes the methods and assumptions used by the Company in estimating fair values:

        Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

        Loans held for sale are based on current investor yield requirements.

        Interest-only strips and mortgage servicing rights are based on the expected future cash flows using assumptions based on Company-specific and industry information as well as the Company's historical experience.

        Amounts outstanding under revolving warehouse facilities are short term in nature and generally bear market rates of interest and therefore, are based on the carrying amount which is a reasonable estimate of fair value.

        Borrowings are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

        Hedge positions are based on quoted market prices.


NOTE 9    EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT SAVINGS PLAN

        The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan.

Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees' elected salary deferrals. Employer contributions are determined at the beginning of the plan year at the option of the employer. For fiscal years 1998, 1997 and 1996, the Company's contribution to the plan aggregated $549,000, $432,000 and $252,000, respectively.

DEFERRED COMPENSATION PLAN

        In April 1997, the Company implemented a Deferred Compensation Plan for highly compensated employees and directors of the Company. The plan is unfunded and non-qualified. Eligible participants may defer a portion of their compensation and receive a Company matching amount up to 4% of their annual base salary. The Company may also make discretionary contributions to the plan. For the 1998 fiscal year, the Company made $203,700 of discretionary contributions to the plan.

STOCK BASED COMPENSATION

        The Company has reserved 5,450,000 shares of the common stock for issuance under its 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. Under these plans, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The exercise price is based on the closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. The Company has also granted options outside of these plans, on terms established by the Compensation Committee. A summary of the Company's stock option plans and arrangements as of June 30, 1998, 1997 and 1996 and changes during the years then ended are as follows:

                                         Option                        Option
                                         Shares                     Price Range
                                        ---------                  -------------
1998
Outstanding at beginning of year        4,182,491                  0.19 - 29.70
Granted                                 1,084,091                 11.81 - 19.94
Exercised                                (419,414)                 3.33 - 13.63
Forfeited                                (276,499)                 0.20 - 28,92
                                        ---------                 -------------
Outstanding at end of year              4,570,669                  0.19 - 29.70
                                        =========                 =============
1997
Outstanding at beginning of year        2,940,722                  0.19 - 18.61
Granted                                 1,647,733                  12.0 - 29.70
Exercised                                (325,049)                 3.33 - 11.50
Forfeited                                 (80,915)                 3.89 - 28.92
                                        ---------                 -------------
Outstanding at end of year              4,182,491                  0.19 - 29.70
                                        =========                 =============
1996
Outstanding at beginning of year          712,996                  3.33 -  5.11
Granted                                 2,464,049                  0.19 - 18.61(1)
Exercised                                (223,148)                 3.33 -  7.95
Forfeited                                 (13,175)                 3.33 -  7.95
                                        ---------                 -------------
Outstanding at end of year              2,940,722                  0.19 - 18.61
                                        =========                 =============

(1) Includes options assumed in One Stop acquisition.

        The number of options exercisable at June 30, 1998 and 1997, was 2,324,755 and 1,563,722, respectively. The weighted-average fair value of options granted during 1998 and 1997 was $18.56 and $13.83, respectively.

        The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             June 30,
                                                --------------------------------
                                                  1998                  1997
                                                -----------          -----------
Net income
  As reported                                   $40,317,000          $17,109,000
  Pro forma                                      39,265,000           13,194,000
Basic earnings per share
  As reported                                          1.41                  .65
  Pro forma                                            1.38                  .50
Fully diluted earnings per share
  As reported                                          1.23                  .60
  Pro forma                                            1.20                  .49

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          June 30,
                                                 -------------------------
                                                   1998             1997
                                                 --------         --------
Dividend yield                                     1.20%               .54%
Expected volatility                               54.56%             47.98%
Risk-free interest rate                            5.78%              6.30%
Expected life of option                         5 years            6 years


NOTE 10   STOCKHOLDERS' EQUITY

        The Company issued a three-for-two stock split in the form of a stock dividend on February 21, 1997 to stockholders of record on February 10, 1997. The split was effected as a dividend of one share of common stock for every two shares of common stock outstanding. After giving effect to this stock split, the Company had 27.8 million shares outstanding at June 30, 1998.

        The Company issued a three-for-two stock split in the form of a stock dividend on May 17, 1996 to stockholders of record on May 6, 1996. The split was effected as a dividend of one share of common stock on every two shares of common stock outstanding. After giving effect to this stock split, the Company had 23.8 million shares outstanding at June 30, 1997.

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

EPS BASIC TO FULLY DILUTED RECONCILIATION

                                     YEAR-ENDED JUNE 30,
                                 ----------------------------
                                 1998        1997        1996
                                 ----        ----        ----
                                    (DOLLARS IN THOUSANDS)
BASIC W/A SHARES                28,548      26,400      21,681

ADD: OPTIONS                     1,094       1,971       3,513

ADD: CONVERT SHARES              6,107       6,145       2,054
                               -------     -------     -------

FULLY DILUTED SHARES            35,749      34,516      27,248
                               =======     =======     =======

BASIC NET INCOME               $40,317     $17,109     $29,791

CONVERT INTEREST                 3,645       3,710       1,223
                               -------     -------     -------

FULLY DILUTED NET INCOME       $43,962     $20,819     $31,014
                               =======     =======     =======

BASIC EPS                      $  1.41     $  0.65     $  1.37

FULLY DILUTED EPS              $  1.23     $  0.60     $  1.14


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


NOTE 12   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               THREE MONTHS ENDED
                                              --------------------------------------------------
                                              SEPT 30         DEC 31        MAR 31       JUNE 30
                                              -------         ------        ------       -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 1998
     Revenue                                   77,912         87,654        68,472        91,235
     Income before income taxes                23,603         24,260         7,171        17,393
     Net income                                13,081         13,343         4,120         9,773
     Earnings per share - fully diluted           .40            .41           .15           .29
Fiscal 1997
     Revenue                                 $ 75,641       $ 80,028      $ 84,080      $ 32,772
     Income before income taxes                (4,053)        31,510        30,309       (24,258)
     Net income                                (4,624)        18,274        17,575       (14,115)
     Earnings per share - fully diluted          (.11)          0.53          0.51          (.37)

NOTE 13   FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

Securitizations - Hedging Interest Rate Risk

        The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as twelve months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market interest rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company mitigates this exposure through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization. With respect to the Company's securitizations, gain on sale included hedge losses of $1.30 million and $3.04 million in fiscal 1998 and 1997, respectively. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

Credit Risk

        The Company is exposed to on-balance sheet credit risk related to its receivables and interest-only strips and residual certificates. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

        The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the combined loan-to-value ratio ("CLTV") permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

Warehousing Exposure

        The Company utilizes warehouse financing facilities to facilitate the holding of mortgage loans prior to securitization. As of June 30, 1998 and 1997, the Company had total warehouse facilities available in the amount of $950 million and $600 million, respectively; the total outstanding related to these facilities was $141 million and $137 million at June 30, 1998 and 1997, respectively. Warehouse facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

AAMES FINANCIAL CORPORATION
RULE 12-06 PROPERTY PLANT AND EQUIPMENT
FISCAL YEARS 1998, 1997 AND 1996

COLUMN A                  COLUMN B         COLUMN C          COLUMN D         COLUMN E        COLUMN F
--------                 --------         -----------      -----------      --------------   -------------
                          BALANCE AT                                        OTHER CHANGES-
                          BEGINNING       ADDITIONS                         ADD (DEDUCT)-     BALANCE AT
CLASSIFICATION            OF PERIOD        AT COST         RETIREMENTS        DESCRIBE       END OF PERIOD
--------------           -----------      -----------      -----------      --------------   -------------
1998
Automobile               $   497,000                       $   102,000                        $   395,000
Furniture & Fixtures       5,892,000        2,258,000          192,000                          7,958,000
Leasehold
   Improvements            1,666,000          366,000                                           2,032,000
Data Processing
   Equipment               8,239,000        2,184,000            2,000                         10,421,000
Data Processing
   Software                1,756,000        1,457,000                                           3,213,000
Capital Leases               806,000                           806,000
                         -----------      -----------      -----------      -----------         ---------
       Total             $18,856,000      $ 6,265,000      $ 1,102,000                        $24,019,000
                         ===========      ===========      ===========      ===========       ===========

1997
Automobile               $   256,000      $   241,000                                         $   497,000
Furniture & Fixtures       3,554,000        2,366,000           28,000                          5,892,000
Leasehold
   Improvements              242,000        1,424,000                                           1,666,000
Data Processing
   Equipment               4,937,000        3,308,000            6,000                          8,239,000
Data Processing
   Software                  242,000        1,514,000                                           1,756,000
Capital Leases               806,000                                                              806,000
                         -----------      -----------      -----------      -----------        ----------
       Total             $10,037,000      $ 8,853,000      $    34,000                        $18,856,000
                         ===========      ===========      ===========      ===========       ===========

1996
Automobile               $   195,000      $   154,000      $    93,000                        $   256,000
Furniture & Fixtures       1,461,000        2,163,000           70,000                          3,554,000
Leasehold
   Improvements              133,000          109,000                                             242,000
Data Processing
   Equipment               1,654,000        3,341,000           58,000                          4,937,000
Data Processing
   Software                                   242,000                                             242,000
Capital Leases               797,000            9,000                                             806,000
                         -----------      -----------      -----------      -----------       -----------
       Total             $ 4,240,000      $ 6,018,000      $   221,000                        $10,037,000
                         ===========      ===========      ===========      ===========       ===========


AAMES FINANCIAL CORPORATION
RULE 12-07 ACCUMULATED DEPRECIATION
DEPLETION AND AMORTIZATION OF PROPERTY
PLANT AND EQUIPMENT
FISCAL YEARS 1998, 1997 AND 1996

COLUMN A                        COLUMN B          COLUMN C          COLUMN D            COLUMN E             COLUMN F
--------                        --------          --------          --------            --------             --------

                               BALANCE AT                                            OTHER CHANGES-
                               BEGINNING         ADDITIONS                            ADD (DEDUCT)-          BALANCE AT
CLASSIFICATION                 OF PERIOD          AT COST          RETIREMENTS          DESCRIBE            END OF PERIOD
--------------                 ----------        ---------         -----------       ---------------        -------------
1998
Automobile                   $   145,000         $    89,000         $    69,000                             $   165,000
Furniture & Fixtures           1,866,000           1,607,000              34,000                               3,439,000
Leasehold
   Improvements                  196,000             171,000                                                     367,000
Data Processing
   Equipment                   2,783,000           2,220,000               1,000                               5,002,000
Data Processing
   Software                      375,000             732,000                                                   1,107,000
Capital Leases                   806,000                                 806,000
                             -----------         -----------         -----------         ----------          -----------
       Total                 $ 6,171,000         $ 4,819,000         $   910,000                             $10,080,000
                             ===========         ===========         ===========         ===========         ===========

1997
Automobile                   $    51,000         $    94,000                                                 $   145,000
Furniture & Fixtures           1,073,000             793,000                                                   1,866,000
Leasehold
   Improvements                  133,000              63,000                                                     196,000
Data Processing
   Equipment                   1,326,000           1,467,000              10,000                               2,783,000
Data Processing
   Software                       22,000             353,000                                                     375,000
Capital Leases                   758,000              48,000                                                     806,000
                             -----------         -----------         -----------         -----------         -----------
       Total                 $ 3,363,000         $ 2,818,000         $    10,000                             $ 6,171,000
                             ===========         ===========         ===========         ===========         ===========

1996
Automobile                   $    21,000         $   102,000         $    72,000                             $    51,000
Furniture & Fixtures             696,000             377,000                                                   1,073,000
Leasehold
   Improvements                  112,000              21,000                                                     133,000
Data Processing
   Equipment                     658,000             668,000                                                   1,326,000
Data Processing
   Software                                           22,000                                                      22,000
Capital Leases                   685,000              73,000                                                     758,000
                             -----------         -----------         -----------         -----------         -----------
       Total                 $ 2,172,000         $ 1,263,000         $    72,000                             $ 3,363,000
                             ===========         ===========         ===========         ===========         ===========