Form 10-Q
period 1998-09-30
AAMES FINANCIAL CORP/DE
filed 1998-11-16
CIK 879957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

   [X]      Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
            For the quarterly period ended September 30, 1998

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____to _____


                         COMMISSION FILE NUMBER 0-19604


                           AAMES FINANCIAL CORPORATION
             [Exact name of Registrant as specified in its charter]

          DELAWARE                                               95-4340340
          --------                                               ----------
[State or other jurisdiction of                              [I.R.S. Employer
incorporation or organization]                              Identification No.]


               350 SOUTH GRAND AVENUE, LOS ANGELES, CA 90071-3459
               --------------------------------------------------
[Address of Registrant's principal executive offices including zip code]

                                 (323) 210-5000
                                 --------------
                         [Registrant's telephone number,
                              including area code]


                                   NO CHANGES
                                   ----------
              [Former name, former address and former fiscal year,
                          if changed since last report]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                   No
                              -------                   -------

At November 4, 1998, Registrant had 31,015,893 shares of common stock outstanding.

                                TABLE OF CONTENTS



ITEM NO.                                                                             PAGE NO.
--------                                                                             --------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets at September 30, 1998 and June 30, 1998                3

         Consolidated Statements of Income for the three months ended
         September 30, 1998 and 1997                                                        4

         Consolidated Statements of Cash Flows for the three months ended
         September 30, 1998 and 1997                                                        5

         Notes to Consolidated Financial Statements                                         6


Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   7-41


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                 41

Item 2 - Changes in Securities                                                             41

Item 3 - Defaults Upon Senior Securities                                                   41

Item 4 - Submission of Matters to a Vote of Security Holders                               41

Item 5 - Other Information                                                                 41

Item 6 - Exhibits and Reports on Form 8-K                                                  41

Signature Page                                                                             42

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                      SEPTEMBER 30            JUNE 30,
                                                                          1998                  1998
                                                                      -------------        -------------
                                                                       (Unaudited)          (Audited)
ASSETS
Cash and cash equivalents                                             $   5,625,000        $  12,322,000
Loans held for sale, at lower of cost or market                         222,845,000          198,202,000
Accounts receivable                                                      58,488,000           51,072,000
Interest-only strips, estimated at fair market value                    378,475,000          359,600,000
Mortgage servicing rights                                                35,460,000           32,090,000
Residual assets                                                         210,581,000          194,561,000
Equipment and improvements, net                                          14,034,000           13,939,000
Prepaid and other                                                        15,876,000           17,020,000
                                                                      -------------        -------------
  Total assets                                                        $ 941,384,000        $ 878,806,000
                                                                      =============        =============

LIABILITIES AND STOCKHOLDERS'  EQUITY



Borrowings                                                              306,990,000          286,990,000
Revolving warehouse facilities                                          179,948,000          141,012,000
Accounts payable and accrued expenses                                    57,922,000           49,964,000
Income taxes payable                                                     51,461,000           55,437,000
                                                                      -------------        -------------
  Total liabilities                                                     596,321,000          533,403,000
                                                                      -------------        -------------


Stockholders' equity:
    Preferred Stock, par value $.001 per
       share, 1,000,000 shares authorized;
       none outstanding
    Common Stock, par value $.001 per share
       50,000,000 shares authorized;
       31,015,800 and 30,962,600 shares outstanding                          31,000               31,000
Additional paid-in capital                                              250,095,000          249,851,000
Retained earnings                                                        94,937,000           95,521,000
                                                                      -------------        -------------
  Total stockholders' equity                                            345,063,000          345,403,000
                                                                      -------------        -------------
  Total liabilities and stockholders' equity                          $ 941,384,000        $ 878,806,000
                                                                      =============        =============

  The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED
                                                     ------------------------------------------
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                         1998                         1997
                                                      -----------                 -------------
Revenue:
        Gain on sale of loans                         $38,892,000                   $44,721,000
        Net unrealized gain on valuation
           of interest-only strips                      5,196,000                     5,029,000
        Commissions                                     9,988,000                     5,855,000
        Loan service                                    9,225,000                     9,782,000
        Fees and other                                 13,676,000                    12,525,000
                                                      -----------                   -----------
           Total revenue                              $76,977,000                   $77,912,000
                                                      -----------                   -----------

Expenses:
        Compensation and related expenses              23,794,000                    21,759,000
        Production expenses                            10,930,000                     5,797,000
        General and administrative expenses            13,389,000                     8,085,000
        Interest expense                               12,881,000                    10,098,000
        Provision for loan losses                      15,210,000                     8,570,000
                                                      -----------                   -----------
           Total expenses                              76,204,000                    54,309,000
                                                      -----------                   -----------


Income before income taxes                                773,000                    23,603,000
Provision for income taxes                                325,000                    10,522,000
                                                      -----------                   -----------
Net income                                            $   448,000                   $13,081,000
                                                      ===========                   ===========


Net income per share
               Basic                                        $0.01                         $0.47
                                                      ===========                   ===========
               Diluted                                      $0.01                         $0.40
                                                      ===========                   ===========
               Dividends per share                          $0.03                         $0.03
                                                      ===========                   ===========

Weighted average number
of shares outstanding
               Basic                                   30,977,000                    27,767,000
                                                      ===========                   ===========
               Diluted                                 31,265,000                    35,333,000
                                                      ===========                   ===========

 The accompanying notes are an integral part of these financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                       ------------------------------------
                                                                           1998                   1997
                                                                       ------------            ------------
Operating activities:
     Net income                                                        $    448,000            $ 13,081,000
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Provision for loan losses                                       15,210,000               8,570,000
         Net charge-offs for loans                                       (8,628,000)             (4,208,000)
         Depreciation and amortization                                    1,224,000                 899,000
         Deferred income taxes                                                    -               5,233,000
         Gain on sale of loans                                          (54,323,000)            (45,526,000)
         Net unrealized gain on valuation of interest-only strips        (5,196,000)             (5,029,000)
         Amortization of interest-only strip                             34,062,000              22,500,000
         Mortgage servicing rights originated                            (6,195,000)             (4,861,000)
         Mortgage servicing rights amortization                           2,824,000               1,914,000
         Changes in assets and liabilities:
             Loans originated or purchased                             (725,057,000)           (523,139,000)
             Proceeds from sale of loans                                700,414,000             562,410,000
             Decrease (Increase) in:
               Accounts receivable                                       (7,416,000)             (2,306,000)
               Prepaid and other                                          1,144,000              (1,202,000)
               Residual assets                                          (16,020,000)            (18,497,000)
             Increase (decrease) in:
               Accounts payable and accrued expenses                      7,958,000                 634,000
               Income taxes payable                                      (3,976,000)              4,110,000
                                                                       ------------            ------------
Net cash (used in) operating activities                                 (63,527,000)             14,583,000
                                                                       ------------            ------------

Investing activities:
      Purchases of property and equipment                                (1,319,000)               (981,000)
                                                                       ------------            ------------
Net cash (used in) investing activities                                  (1,319,000)               (981,000)
                                                                       ------------            ------------

Financing activities:
     Proceeds from sale of stock or exercise of options                     235,000                  62,000
     Proceeds from borrowing                                             20,000,000                       -
     Amounts outstanding under warehouse facilities                      38,936,000             (33,000,000)
     Dividends paid                                                      (1,022,000)               (916,000)
                                                                       ------------            ------------
Net cash provided by  (used in ) financing activities                    58,149,000             (33,854,000)
                                                                       ------------            ------------
Net increase (decrease) in cash and cash equivalents                     (6,697,000)            (20,252,000)
Cash and cash equivalents at beginning of period                         12,322,000              26,902,000
                                                                       ------------            ------------
Cash and cash equivalents at end of period                             $  5,625,000            $  6,650,000
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

            The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three months ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

NOTE 2:  RECLASSIFICATIONS

            Certain amounts related to fiscal year 1998 have been reclassified to conform to the fiscal year 1999 presentation.

NOTE 3:  SUBSIDIARY GUARANTORS

            In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 which were guaranteed by all of the Company's operating subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net earnings and net equity of such subsidiaries are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements included in Item 1 of this Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

            This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse and other credit facilities and its ability to effect whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going search for a strategic partner, including its discussions with a potential investor, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's plans to address the Year 2000 problem and (g) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions, "- Overview -- Market Conditions," "-Business Strategies," "- Recent Events," and "- Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

OVERVIEW - MARKET CONDITIONS

            Global conditions in the capital and credit markets became extraordinarily negative during the quarter ended September 30, 1998 and had an adverse impact on the subprime home equity finance sector generally and the Company specifically. These market pressures have negatively impacted the Company's securitization gains, severely restricted the Company's access to credit facilities, precluded access to public equity and debt markets and has adversely affected the premiums received in the whole loan market.

 As identified in the Company's annual report on Form 10-K for the year ended June 30, 1998, the Company's gain on sale from its $650 million securitization completed in September 1998 was significantly reduced due to the loss on its hedge position which was not offset by enhanced securitization execution. The weak asset-backed market has continued through the date of this Report. The deterioration in market conditions has also limited the availability of credit facilities for the subprime home equity finance sector generally. See "- Business Strategies," "- Liquidity" and "- Risk Factors -- Dependance on Funding Sources." These market conditions have had a significant impact on the Company's liquidity and financial condition. While the Company retains access to warehouse and other credit facilities with borrowing limits aggregating in excess of $1.0 billion, changes in advance rates recently imposed by some of the lenders have effectively limited the Company to a single $300 million committed warehouse line. This line in the amount of $300 million expires on April 8, 1999. Although this line is subject to renewal, the Company believes that without a change in market conditions or a change in the Company's liquidity position, it is unlikely that the renewal will be forthcoming. Although the Company is currently seeking additional credit facilities, current market conditions have severely hampered the Company's ability to obtain additional warehouse or residual facilities. Further, the Company's liquidity constraints have been exacerbated by the drop in home equity stock prices and the consequent unavailability of the public equity and debt markets. The Company has attempted to address these liquidity constraints by employing its previously disclosed strategy of evaluating the market conditions, cash flow and profitability of the whole loan sales relative to the securitization market and selling its loans in the whole loan market. However, the weakness in the asset-backed market has caused other subprime lenders to rely on the whole loan market for their loan disposition strategy. This has created an abundance in the supply of loans in that market which has resulted in lowering the prices paid (in some cases to prices lower than the Company's cost of producing loans) and tightening the underwriting guidelines applied by the whole loan purchasers. The Company has raised its prices and modified its underwriting guidelines in response to these changes which it believes will have the effect of decreasing loan production in the current quarter. See "-Business Strategies".

            As a company that operates on a negative cash flow basis, the Company depends on the securitization market, the credit and capital markets and the whole loan market for its liquidity. See "- Liquidity." Without or with limited access to the securitization, credit and capital markets and with the decreased profitability of the whole loan market, the Company's liquidity position is weak. If the Company cannot obtain additional credit lines secured by its interest-only strips and residual assets or additional equity capital in the next 30 days, it may have to engage in extraordinary transactions, such as seeking subservicing arrangements that include the obligation to make servicing advances or strategic asset sales, to provide the liquidity necessary to operate, albeit on a much smaller scale. Management believes that any such transaction would have a material adverse effect on the Company's results of operations. However, there can be no assurance that any such extraordinary transaction will be consummated. See "- Recent Events" and "- Risk Factors -- Strategic Alternatives." Furthermore, the Company's long-term liquidity position depends on the availability of warehouse lines. Further, provisions in the Company's primary warehouse line require the Company to maintain a certain level of profitability over two consecutive quarters. The reduced profitability of the first fiscal quarter combined with a potential loss in the second fiscal quarter may violate these provisions. If the Company is unable to receive the necessary waivers and is deemed to be in default under the line, the line could be terminated. If the Company were unable to secure replacement lines, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

BUSINESS STRATEGIES

            In light of current market conditions in the securitization markets, the Company will not effect a securitization in its second quarter. In addition, the Company may not be able to effect a securitization in the near future unless market conditions improve dramatically. The Company, therefore, will be dependent on the whole loan market for its loan disposition strategy. The Company has negotiated a forward commitment with an affiliate of its primary warehouse lender for the sale of its loans servicing released in the aggregate amount of $500 million. This commitment expires on May 4, 1999. The Company intends to continue to evaluate the overall market, and, as conditions improve, utilize the securitization market. Further, in response to pressures in the whole loan market, the Company increased its pricing and modified the underwriting guidelines for its loan products. Although these changes will reduce the Company's loan volume, they should improve the Company's ability to maximize the returns of the whole loan market. Sales of home equity loans for cash will mitigate the Company's negative cash flow from operations. Gains associated with whole loan sales for cash are generally at levels lower the those recognized when such loans are securitized. Further, prices currently being paid by whole loan purchasers are less than the Company's cost of production. Accordingly, sales of loans in the whole loan market are expected to result in a loss in the quarter ended December 31, 1998. Additionally, so long as the Company sells whole loans on a servicing released basis, the Company will no longer grow the servicing portfolio.

            In response to current market conditions, the Company has implemented and has under discussion certain cash savings plans. The Company has eliminated the Company's quarterly cash dividend and during October 1998, the Company ceased operations in the United Kingdom. Further, the Company has slowed further expansion plans in its retail and broker office network. The Company is in the process of analyzing its office network to determine whether closing less profitable offices would be appropriate.

RECENT EVENTS

            The Company has retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to develop strategic alternatives for the Company. Since its engagement in June, 1997, DLJ has contacted a number of major financial institutions to explore potential transactions with the Company. Although a number of these institutions undertook detailed due diligence, none have made an offer to effect a transaction. The Company is currently in discussions with a private equity fund (the "Fund") concerning an up to $100 million equity investment in the Company. If such a transaction were to occur, it would result in a substantial dilution to current stockholders at a price well below the trading price of the Company's Common Stock on the New York Stock Exchange at the time this Report was prepared. The Fund has not completed due diligence, and the Company and the Fund have not entered into a definitive agreement to consummate the transaction. The parties intend to proceed with due diligence, subject to certain restrictions on the Company's ability to solicit, negotiate or discuss alternative strategic transactions with third parties for a period of time ending no later than December 31, 1998. In connection with these discussions, the Company has agreed to reimburse the Fund for its out-of-pocket expenses and the payment of certain fees (including a fee payable in certain circumstances if the Company consummates an alternative strategic transaction. Given the preliminary nature of the discussions and the conditions involved, investors should not place undue reliance on the existence of these discussions. There can be no assurance that the Fund will in fact make an offer to the Company that the Company will find acceptable, that an agreement will be entered into or that a transaction will in fact ever occur. Further, it is not expected that a transaction with the Fund, even if an agreement were reached, could be consummated in time to address the short term liquidity requirements of the Company discussed in other parts of this Report. However, the Company believes that the transaction contemplated would address the Company's long term liquidity requirements, and the fact that the Company is in discussions with the Fund may help facilitate a solution to the Company's short term liquidity requirements. The Company does not ordinarily disclose developments with respect to potential strategic transactions before agreements are entered into and undertakes no obligation to update the disclosures contained herein with respect to developments after the date hereof.

GENERAL

            The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans primarily through a broker network. In late fiscal 1997, the Company began originating small commercial loans on a limited basis that it currently sells on a whole loan basis servicing released. In response to current market conditions, the Company has temporarily curtailed the funding of commercial loan originations.

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

            The Company originates and purchases loans nationally through three production channels - retail, broker and correspondent. For the quarter ended September 30, 1998, the Company originated and purchased $725 million of mortgage loans. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases. In March 1998, the Company augmented its retail production by establishing One Stop Retail Direct ("Retail Direct"). Unlike the Company's traditional retail network, which uses a centralized marketing approach, Retail Direct uses a decentralized marketing approach at the branch level.

            The Company retains the servicing on the loans it originates or purchases and securitizes. The Company completed the transfer-in-house of $1.64 billion of loans previously subserviced for the Company by third parties in the 15 month period ending September 30, 1998. Of the Company's $4.44 billion servicing portfolio, only 1.0% was subserviced by a third party at September 30, 1998. Of the Company's $3.40 billion servicing portfolio at September 30, 1997, 45% was subserviced by a third party at that date. See "- Expenses."

            As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. For a discussion of the impact of current market conditions on the Company's loan disposition strategies, see
"- Overview -- Market Conditions" and "- Business Strategies." The Company sold $696 million and $543 million of loans in the quarter ending September 30, 1998 and 1997, respectively.

            The following table presents the volume of loans originated and purchased by the Company and the portfolio serviced by the Company during the periods presented:

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                              -------------
                                                                              (IN THOUSANDS)
                                                                     1998                     1997
                                                                     ----                     ----
Loans originated and purchased:
Broker Network(1)...........................................      $  350,801              $  261,834
Retail(2)...................................................         228,177                 133,546
Correspondent...............................................         146,079                 127,759
                                                                  ----------              ----------
Total.......................................................      $  725,057              $  523,139
                                                                   =========              ==========

Servicing portfolio at period end...........................      $4,441,000(3)           $3,402,000

      (1) Includes commercial loans.
      (2) Includes loans brokered to institutional investors for 1997.
      (3) Includes $35.4 million of loans subserviced for others by the Company on an interim basis.

            Total originations increased 39% to $725 million for the quarter ended September 30, 1998 from $523 million for the quarter ended September 30, 1997. The Company's core operations, retail and broker, increased 47% to $579 million from $395 million for the quarters ended September 30, 1998 and 1997, respectively. The growth in core originations was due to the planned geographic expansion in the retail and broker units. The Company's retail originations were $228 million for the quarter ended September 30, 1998 compared to $134 million for the quarter ended September 30, 1997. Origination volume for the broker network reached $351 million for the quarter ended September 30, 1998 compared to $262 million for the quarter ended September 30, 1997. Correspondent purchases were $146 million for the quarter ended September 30, 1998 compared to $128 million for the quarter ended September 30, 1997.

            At September 30, 1998, the Company operated 95 retail loan offices serving 33 states (including the District of Columbia), compared to 60 offices serving 26 states at September 30, 1997. At September 30, 1998, One Stop operated 51 branches serving 46 states (including the District of Columbia), compared to 40 branches serving 35 states at September 30, 1997. At September 30, 1998, Retail Direct operated 14 offices serving 10 states. See "- Business Strategies."

CERTAIN ACCOUNTING CONSIDERATIONS

            Accounting for Securitizations. Although the Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales, the Company sold a significant portion of its loan production in a securitization transaction during the quarter ended September 30, 1998. See "- Business Strategies." In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently
 .50%) and a monoline insurance fee, if any, adjusted for the reserve for loan losses. Unrealized gains or losses include the recognition of an unrealized gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. The Company's interest in each overcollateralization amount and reserve account is reflected on the Company's Consolidated Financial Statements as "residual assets" and is recorded as of the time such amounts are received by the trust.

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

                  Rate of Prepayment. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors. Generally, a declining interest rate environment will result in prepayments on higher credit grade loans. For the quarters ended September 30, 1998 and 1997, prepayment rates held constant over the life of the pool used in the valuation of the interest-only strips ranged from 26% to 30.5%. These rates represent a weighted average loan life of approximately
                  2.6 to 3.8 for both periods. See "- Revenue" and "- Risk Factors -- Prepayment Risk."

                  Discount Rate. In order to determine the fair value of the cash flow from the interest-only strips, the Company discounts the cash flows based upon rates prevalent in the market. Currently, the Company uses the weighted average interest rates of the loans included in the pool as the best estimate available of an appropriate discount rate to determine fair value.

                  Provision for Credit Losses on Loans Sold. In determining the provision for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations and the loan-to-value ratios and credit grades of the loans included in the current securitizations. At September 30, 1998, the Company had reserves of $56.8 million related to these credit risks, or 1.4% of the outstanding balance of loans securitized as of that date. Losses averaged .80% and .51% of the average servicing portfolio for the quarters ended September 30, 1998 and 1997, respectively. The weighted average loan-to-value ratio of the loans serviced by the Company was 72.8% as of September 30, 1998.

            The interest-only strips are amortized over the expected lives of the related loans and a corresponding reduction in servicing fee income is recorded. The interest-only strips are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the interest-only strips by analyzing its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry and may adjust its rate of amortization or take a charge to earnings through an adjustment to net unrealized gain or loss on valuation of interest-only strips. In its regular quarterly review of its interest-only strip, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools and the rate of amortization and determined that the pools were performing in line with management's expectations and that no adjustment was warranted at September 30, 1998. See "- Risk Factors -- Credit Risk" and "- Revenue."

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

            New Accounting Developments. On October 23, 1998, the FASB issued a draft guide, in question and answer format, entitled: "A Guide to Implementation of Statement 125 on accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Q&A"). The Q&A indicates that two methods have arisen in practice for accounting for credit enhancements, an item which the Company records as "residual assets." These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the interest-only strip and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The draft Q&A indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements. The draft Q&A remains subject to a comment period and further amendments prior to becoming final.

            The Company has historically used the cash-in method to account for its residual assets. It is the Company's belief that the cash-in method of accounting is appropriate and has been an acceptable accounting convention used by many in the subprime home equity finance sector and other industries. The Company has not yet completed the calculations necessary to determine what the ultimate impact of the cash-out method would have on the carrying value of its residual assets or how the change would be recorded. At September 30, 1998, the amount of residual assets included in the Company's balance sheet is $211 million. If the FASB does not modify its current position as reflected in the draft guide to Financial Accounting Standard 125, the Company believes that a change to the cash-out method will result in a material write-down of its interest-only strips and a loss in the quarter in which the write-down is recorded.

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

            The following table sets forth information regarding the components of the Company's revenue and expenses for the three months ended September 30, 1998 and 1997:

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          ------------------
                                                                                       1998                 1997
                                                                                       ----                 ----
                                                                                            (IN THOUSANDS)
Revenue:
Gain on sale of loans..........................................................     $ 38,892             $  44,721
Net unrealized gain on valuation of interest-only
strips      ...................................................................        5,196                 5,029
Commissions....................................................................        9,988                 5,855
Loan service:
Servicing spread...............................................................        3,369                 6,170
Prepayment fees................................................................        3,500                 2,355
Late charge and other servicing fees...........................................        2,356                 1,257
Fees and other:
Closing     ...................................................................          618                   587
Appraisal......................................................................          947                   501
Underwriting...................................................................          453                   246
Interest income................................................................       11,514                11,031
Other       .................................................................            144                   160
                                                                                    --------             ---------
Total revenue..................................................................     $ 76,977             $  77,912
                                                                                    --------             ---------

Expenses:
Compensation and related expenses..............................................     $ 23,794             $  21,759
Production expenses............................................................       10,930                 5,797
General and administrative expenses............................................       13,389                 8,085
Interest expense...............................................................       12,881                10,098
Provision for loan losses......................................................       15,210                 8,570
                                                                                    --------             ---------
            Total expenses.....................................................     $ 76,204             $  54,309

Income (loss) before income taxes..............................................     $    773             $  23,603
Provision for income taxes.....................................................          325                10,522
                                                                                    --------             ---------

Net income (loss)..............................................................     $    448             $  13,081
                                                                                    ========             =========

REVENUE

            Total revenue for the three months ended September 30, 1998 was $77.0 million, down slightly from $77.9 million for the three months ended September 30, 1997. The decrease in total revenue was due primarily to lower gain on sale resulting from hedge losses and lower than historical spreads on the Company's $650 million securitization closed in the quarter ended September 30, 1998. During the first fiscal quarter, the Company, as it had historically, hedged its fixed rate pipeline by purchasing hedges against U.S. Treasuries. In the past, changes in Treasury rates were generally reflected in the pass-through rates of the fixed rate portion of the Company's securitization. During 1998's first fiscal quarter, unsettled market conditions resulted in a loss on the Company's hedge position without an equivalent benefit from reductions in the pass-through rate paid on certificates sold in the fixed rate portion of the Company's securitization. This decrease in gain on sale was mitigated by significant increases in loan production in the Company's core retail and broker production channels. See "- General."

            Gain on sale, which included $5.20 million of an unrealized gain on valuation of interest-only strips related to loans sold, for the three months ended September 30, 1998 was $44.1 million, a 12.9% decrease from $49.8 million for the corresponding period last year. This decrease reflected the weakened asset-backed market as a result of widening spreads on asset-backed bonds relative to U.S. Treasury rates. The increase in the price of U.S. Treasuries resulted in a hedge loss of $15.3 million (representing a $10.7 million loss realized in the quarter ended September 30, 1998 and a valuation reserve of $4.6 million on contracts expiring on December 31, 1998) which reduced the reported gain on sale. The Company securitized $650 million for the period ended September 30, 1998 compared to $504 million for the period ended September 30, 1997. In light of current market conditions in the securitization markets, the Company will not effect a securitization in its second quarter. In addition, the Company may not be able to effect a securitization in the near future unless market conditions improve dramatically. The Company, therefore, will be dependent on the whole loan market for its loan disposition strategy. Gains associated with whole loan sales for cash are generally at levels lower the those recognized when such loans are securitized. Further, prices currently being paid by whole loan purchasers are less than the Company's cost of production. Accordingly, sales of loans in the whole loan market are expected to result in a loss in the quarter ended December 31, 1998.

            Commissions earned on loan originations continue to be an important component of total revenue, comprising 13.0% and 7.5% of total revenue for the three months ended September 30, 1998 and 1997, respectively. Commission revenue was $9.99 million for the three months ended September 30, 1998, a 70% increase from $5.86 million for the three months ended September 30, 1997. The increase in commissions for the three months ended September 30, 1998 was the result of increased production in the Company's core units offset by lower commissions earned on broker production. Both channels had significant increases in volume, but competition in the broker market early in the quarter reduced points collected at origination on this production.

            Loan service revenue decreased to $9.23 million in the quarter ended September 30, 1998, from $9.78 million in the comparable quarter in 1997. Loan service revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by the amortization of the interest-only strips and OMSRs. The decrease in loan service revenues for the three months ended September 30, 1998 was due primarily to smaller servicing spreads on the Company's recent securitizations and increased amortization of the interest-only strips and OMSRs in the current period.

            The Company's loan servicing portfolio at September 30, 1998 increased to $4.44 billion, up 31% from $3.40 billion at September 30, 1997. At September 30, 1998, 99% of the Company's $4.44 billion servicing portfolio was serviced in-house, compared to 55% at September 30, 1997. By calendar year-end, the Company expects to eliminate the use of third party subservicers. See "-Overview -- Market Conditions." Management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing. See "- Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow" and "-- Strategic Alternatives."

            The Company has historically experienced delinquency rates that are higher than those prevailing in its industry. With the Company's focus on higher credit grade loans, delinquencies in the Company's securitized trusts are expected to decrease in the future. See "- Revenue." Further, by selling loans in the whole loan market on a servicing released basis, which the Company intends to do for the near future, the Company will not be adding new loans to the servicing portfolio. The seasoning of the old portfolio without the addition of new loans could cause delinquency rates to rise. The delinquency rate for September 30, 1998 was 15.6% compared to 14.0% at September 30, 1997.

            In some cases, the Company has determined that the proceeds from the disposal of REO and foreclosed properties are maximized by accelerating disposition of REO properties rather than holding such properties until market conditions improve. During the three months ended September 30, 1998, losses increased to $8.63 million from $4.16 million in the prior year period due primarily to a loss mitigation strategy adopted during the 1997 fiscal year of minimizing the REO holding period, thereby reducing carrying costs. However, the Company saw the benefits of this strategy by the decrease in losses compared to the previous calendar quarter. Losses were $9.81 million in the quarter ended June 30, 1998. It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. Current loss levels have also increased due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has reduced significantly its bulk purchase program and the purchase in bulk of lower credit grade loans. While the accelerated efforts to sell properties is expected to have a short-term impact on loss levels, the seasoning of the lower credit grade bulk portfolio may contribute to an increase in losses over time. The Company increased its loan loss provision to $15.2 million representing 2.34% of the securitized pool balances formed during three months ended September 30, 1998 from $8.57 million representing 1.70% of the pool balance for the three months ended September 30, 1997. See "- Expenses." The following table sets forth delinquency, foreclosure, loss and reserve information of the Company's servicing portfolio for the periods indicated:

                                                                      Year Ended                            Three Months Ended
                                                                        June 30,                                September 30,

                                                          1998            1997             1996             1998          1997
                                                          ----            ----             ----             ----          ----
                                                                                 (Dollars in thousands)
Percentage of dollar amount of delinquent loans
  to loans serviced (period end) (1)(2)(3)(4)

One month                                                    3.8%           4.3%             4.9%             3.9%          3.2%
Two months                                                   1.3%           1.9%             1.8%             1.3%          1.3%
Three or more months:
 Not foreclosed (4)(5)                                       9.0%           8.1%             8.0%             8.8%          8.3%

 Foreclosed (6)                                              1.5%           1.0%             1.0%             1.6%          1.2%
                                                           -----          -----            -----            -----         -----

    Total                                                   15.6%          15.3%            15.7%            15.6%         14.0%
                                                           =====          =====            =====            =====         =====

Percentage of dollar amount of loans foreclosed to
  loans serviced (period end)(2)(4)                          2.0%           1.5%             1.1%            0.58%         0.58%

Number of loans foreclosed(7)                              1,125            560              221              346           241

Principal amount of foreclosed loans(7)                 $ 84,613       $ 48,029         $ 14,349         $ 25,731       $19,744
Net losses on liquidations(8)                           $ 26,488       $  5,470         $    931         $  8,627       $ 4,160
One time charge-offs to reserve (9)                     $  6,000

Percentage of annualized losses to average
servicing portfolio(4)(10)                                  0.72%          0.24%            0.09%            0.80%         0.51%
Liquidation loss reserve (11)                           $ 50,262       $ 43,586         $ 10,300         $ 56,845       $47,948

-----------------

(1)         Delinquent loans are loans for which more than one payment is due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company, and any subservicers as of the end of the periods indicated. Percentages for fiscal year 1996 have not been restated to include delinquencies on loans originated by One Stop. The Company believes any such adjustment would not be material.

(3) At September 30, 1998, the dollar volume of loans delinquent more than 90 days in the Company's eleven REMIC trusts, four of which also exceeded certain loss limits, formed in November 1992, June 1993 and during the period from March 1995 to March 1997 exceeded the permitted limit in the related pooling and servicing agreements. See "-- Capital Resources" and "- Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

(4) The servicing portfolio used in the percentage calculations includes $35.4 million of loans subserviced for others by the Company on an interim basis at September 30, 1998.

(5) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded

(6) Represents properties acquired following a foreclosure sale and still serviced by the Company.

(7) The increase in the number of loans foreclosed and principal amount of loans foreclosed in the periods presented is due to the larger, more seasoned servicing portfolio.

(8) Represents losses, net of gains, on foreclosed properties sold during the period indicated, excluding the one time charge referred to in footnote (9) below.

(9) Represents a one time reversal of $6.0 million to the loss reserve recorded in March 1998 resulting from the Company's delay in recording information transferred from a third party servicer regarding loan payoffs. The amount was not sufficiently material to require adjustment of previously reported receivables.

(10) Does not include the one time charge referred to in footnote (9) above.

(11)        Represents period end reserves for future liquidation losses.

            Fees and other revenue increased 9.6% to $13.7 million in the three months ended September 30, 1998 compared to $12.5 million in the three months ended September 30, 1997. Fees and other revenue consist of fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees, plus interest income. The dollar amount of these fees increased in this period due to the larger number of mortgage loans originated through the Company's retail loan office network. Interest income increased during the period due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company, offset by declining weighted average interest rates on loans held. Fees and other revenues are expected to decline in future periods as originations decrease as a result of recent pricing and underwriting changes. Further, interest income will decline due to the Company's reliance on whole loan sales which decreases the average number of days loans are held by the Company prior to sale. See "-Overview -- Market Conditions" and "-Business Strategies."

EXPENSES

            Compensation and related expenses increased 9.2% to $23.8 million from $21.8 million for the quarters ended September 30, 1998 and 1997, respectively. This increase was primarily due to the continued effort to accommodate increased origination volumes, core origination channel expansion and increased in-house servicing. However, compensation and related expenses as a percentage of total loan originations and purchases decreased to 3.3% from 4.2% for the quarters ended September 30, 1998 and 1997, respectively. Offsetting increased compensation expenses was the waiver by Neil Kornswiet, President of the Company, of his quarterly bonus due for the quarter ended September 30, 1998 in the amount of $1.65 million.

            Production expenses, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees, increased 88% to $10.9 million from $5.80 million for the quarters ended September 30, 1998 and 1997, respectively. The increase in production expenses reflects the Company's retail and broker network expansion and higher loan production volume. Production costs as a percentage of total loan originations and purchases were 1.5% and 1.1% for the three months ended September 30, 1998 and 1997, respectively.

            General and administrative expenses increased 66% to $13.4 million from $8.09 million for the quarters ended September 30, 1998 and 1997, respectively. The increase was primarily the result of increased occupancy and communication costs related to the Company's core origination channel expansion and increased origination volumes.

            Interest expense increased to $12.9 million from $10.1 million for the quarters ended September 30, 1998 and 1997, respectively. The increase was primarily the result of increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing to fund operations.

            The provision for loan losses increased to $15.2 million for the three months ended September 30, 1998 from $8.57 million in the comparable period in the prior year. The Company recorded provisions for loan losses of 2.34% and 1.70% of the loans securitized during the quarter ended September 30, 1998 and 1997, respectively. This increase reflects the greater amount of higher credit grade loans with generally higher loan-to-value ratios originated during this period, as well as the Company's assessment of provision requirements in conjunction with its review of the adequacy of the reserve for loan losses.

INCOME TAXES

            The Company's provision for income taxes decreased to $325,000 for the three months ended September 30, 1998 from $10.5 million for the three months ended September 30, 1997. The effective tax rate decreased to 42% for the quarter ended September 30, 1998 from 45% for the quarter ended September 30, 1997. This decrease was due primarily as a result of reduced pre-tax earnings in the current period and non-deductible compensation expense paid during the quarter ended September 30, 1997.

FINANCIAL CONDITION

            Loans Held for Sale. The Company's portfolio of loans held for sale increased to $223 million at September 30, 1998, from $198 million at June 30, 1998. This increase is directly related to production volume and the size of the Company's securitization and sales in the secondary market during the period. During October 1998, the Company sold $125 million of the $223 million held for sale at September 30, 1998 in a whole loan sale for cash. See "- Business Strategies."

            Accounts Receivable. Accounts receivable, representing servicing fees and advances and other receivables, increased to $58.5 million at September 30, 1998, from $51.1 million at June 30, 1998. The level of servicing related advances, in any given period, are dependent on portfolio delinquencies and the timing of cash collections.

            Interest-Only-Strips. Interest-only-strips increased to $378 million at September 30, 1998 from $360 million at June 30, 1998 reflecting the non-cash gain recognized on the Company's securitization in the quarter ended September 30, 1998, net of amortization.

            Mortgage Servicing Rights. Mortgage servicing rights increased to $35.5 million at September 30, 1998 from $32.1 million at June 30, 1998 reflecting the capitalization of mortgage servicing rights on the securitization in the quarter ended September 30, 1998, net of amortization.

            Residual Assets. Residual assets represent the overcollateralization amounts and reserve accounts required to be maintained in connection with the Company's securitizations and recorded at the time such amounts are received by the trust. Residual assets include cash and mortgage loans in excess of the principal amounts of the senior and subordinated certificates or bonds of the securitization trusts. Residual assets increased to $211 million at September 30, 1998 from $195 million at June 30, 1998 due to the additional reserves or overcollaterization required on the Company's securitization in the current period and increased levels required on existing pools that exceeded certain delinquency levels during the year. See "- Certain Accounting Considerations" and "- Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

            Equipment and Improvements, Net. Equipment and improvements, net, increased slightly to $14.0 million at September 30, 1998 from $13.9 million at June 30, 1998.

            Prepaid and Other Assets. Prepaid and other assets decreased to $15.9 million at September 30, 1998 from $17.0 million at June 30, 1998.

            Borrowings. Borrowings increased to $307 million at September 30, 1998 from $287 million at June 30, 1998 due to advances on the Company's residual financing line completed in September 1998.

            Revolving Warehouse Facilities. Amounts outstanding under warehouse facilities increased to $180 million at September 30, 1998 from $141 million at June 30, 1998, primarily as a result of the increase in mortgage loans held for sale and from the negative cash flow from operations during the fiscal quarter ended September 30, 1998 and the resulting decrease in equity capital. Proceeds from the Company's whole loan sales and securitizations are used to pay down the Company's warehouse facilities.

LIQUIDITY

            The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include the funding of: (i) mortgage loan originations and purchases prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of mortgage loans, (iv) tax payments due on recognition of non-cash gain on sale other than in a debt-for-tax securitization structure,
(v) ongoing administrative and other operating expenses, (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness, (vii) advances in connection with the Company's servicing portfolio and (viii) costs associated with expanding the Company's core production units.

            Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The deterioration of the credit and capital markets has severely restricted the Company's access to these markets. See "- Overview -- Market Conditions." Although the Company plans to improve operating and financing cash flow and reduce the need to access the public equity and debt markets by selling a portion of its loan production in the whole loan market for cash and, subject to easing debt covenants restricting the Company's ability to obtain financing secured by its interest-only strips and residual assets, adding credit facilities to finance interest-only strips and residual assets, the decreased profitability of the whole loan market and the limited availability of the credit markets may impair the execution of this strategy.

            Without or with limited access to the securitization, credit and capital markets and with the decreased profitability of the whole loan market, the Company's liquidity position is weak. If the Company cannot obtain additional credit lines secured by its interest-only strips and residual assets or additional equity capital in the next 30 days, it may have to engage in extraordinary transactions, such as seeking subservicing arrangements that include the obligation to make servicing advances or strategic asset sales, to provide the liquidity necessary to operate, albeit on a much smaller scale. Management believes that any such transaction would have a material adverse effect on the Company's results of operations. However, there can be no assurance that any such extraordinary transaction will be consummated. See "- Recent Events" and "- Risk Factors -- Strategic Alternatives." Furthermore, the Company's long-term liquidity position depends on the availability of warehouse lines. While the Company retains access to warehouse and other credit facilities with borrowing limits aggregating in excess of $1.0 billion, changes in advance rates recently imposed by some of the lenders have effectively limited the Company to a single $300 million committed warehouse line. Its primary line in the amount of $300 million expires on April 8, 1999. Although this line is subject to renewal, the Company believes that without a change in market conditions or a change in the Company's liquidity position, it is unlikely that the renewal will be forthcoming. Further, provisions in this line require the Company to maintain a certain level of profitability over two consecutive quarters. The reduced profitability of the first fiscal quarter combined with a potential loss in the second fiscal quarter may violate these provisions. If the Company is unable to receive the necessary waivers and is deemed to be in default under the line, the line could be terminated. See "- Overview -- Market Conditions," "- Business Strategies," "- Recent Events" and "- Risk Factors -- Dependance on Funding Sources" and "-- Strategic Alternatives." If the Company were unable to secure replacement lines, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

            Under the terms of the Company's Indenture, dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholder equity. Warehouse indebtedness is not included in the indebtedness limitations. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual financing the Company may incur on its residuals and interest-only strips allocable to post-September 1996 securitizations is limited to 75% of the difference between such post-September 1996 residuals and $225 million. Under one of the Company's warehouse lines, the Company is currently limited to $50 million of indebtedness secured by its interest-only strips. The Company was initially unable to ease such restrictions, and due to current market conditions and the Company's liquidity position, it is unlikely that the Company will be successful in its further attempts to do so.

            Although the Company's loan disposition strategy consists of a combination of securitizations and whole loan sales, whole loan sales will be the sole disposition method during the second fiscal quarter. The Company will continue to monitor market conditions and cash flow and will use the securitization market when it deems it advisable. During the three months ended September 30, 1998 and 1997, the Company securitized $650 million and $504 million of loans, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements increase up to approximately twice the level otherwise required when the delinquency rates exceed the specified limit. As of September 30, 1998, the Company was required to maintain an additional $88.7 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at September 30, 1998, $61.2 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts. See "- Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

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

            The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees, hedge costs, and other costs, which in the three months ended September 30, 1998 approximated 2.07% of the principal amount of the securitized mortgage loans.

CAPITAL RESOURCES

            The Company has historically financed its operating cash requirements primarily through (i) warehouse facilities and working capital lines of credit, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities. Current market conditions have severely limited the Company's ability to access the credit, securitization and capital markets. See "- Overview -- Market Conditions."

            Warehouse Facilities. At September 30, 1998, the Company had three warehouse facilities in place. One facility is a warehouse line and working capital line of credit with a syndicate of ten commercial banks. This facility provides for a maximum borrowing amount of $400 million ($100 million of which is an uncommitted bid facility which in the current market conditions is no longer available to the Company) and is secured by loans originated and purchased by the Company as well as certain servicing receivables. The warehouse line bears an interest rate of either 1.05% over the federal funds rate or .80% over one-month LIBOR and the working capital line bears an interest rate of either 1.60% over the federal funds rate or 1.35% over the one month LIBOR. These rates are subject to increase based on the Company's consolidated leverage, and there can be no assurances that rates will remain stable in the near future. This line is currently scheduled to expire on April 8, 1999. Although this line is subject to renewal, the Company believes that without a change in market conditions or a change in the Company's liquidity position, it is unlikely that the renewal will be forthcoming. Further, provisions in this line require the Company to maintain a certain level of profitability over two consecutive quarters. The reduced profitability of the first fiscal quarter combined with a potential loss in the second fiscal quarter may violate these provisions. See "- Business Strategies." If the Company is unable to receive the necessary waivers and is deemed to be in default under the line, the line would be terminated. There is an additional warehouse line of credit from an investment bank that is secured by loans originated and purchased by the Company. This line of $300 million bears interest at a rate of .65% over one-month LIBOR and expires on March 11, 1999. The third line is from a commercial bank with a maximum borrowing capacity of $300 million at a rate of
 .25% over one-month LIBOR, subject to quarterly revisions, which expires on February 15, 1999. Due to current market conditions, the advance rates on the latter two lines have been adjusted down to the point where it is no longer feasible for the Company to use either of them. There can be no assurance that the Company will be able to obtain warehouse facilities with higher advance rates or maintain these or similar facilities in the future. The Company will continue to require short-term warehouse facilities. The levels of short-term warehouse facilities required is dependent on production volume levels and the timing of loan sales in the secondary market. If the Company is unable to renew or replace existing warehouse lines, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

            In September 1998, the Company entered into a revolving line of credit with a maximum borrowing capacity of $50 million secured by certain of the Company's interest-only strips. The collateral is subject to mark-to-market valuation, or may otherwise be deemed unacceptable, in the sole discretion of the lender. To the extent such provisions result in a shortfall, the line provides for the term out of the loan or the delivery of additional collateral to bring the line back to compliance. This line had $20 million outstanding at September 30, 1998 and expires on September 3, 1999. Additional borrowings under this line are dependent upon the Company securitizing its loans. See "- Business Strategies" and "- Risk Factors -- Dependence on Funding Sources."

            Additionally, in September 1998, the Company entered into a repurchase facility secured by multifamily residential and commercial mortgage loans. The repurchase facility provides for a maximum borrowing amount of $50 million. The repurchase facility bears an interest rate for each transaction mutually agreed upon by the Company and the financial institution at the time of the transaction. The repurchase facility had no outstanding balance at September 30, 1998 and expires on September 9, 1999. See "- General."

            Loan Sales. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. Current market conditions have restricted access to the asset-backed market and adversely impacted the availability of, and pricing in, the whole loan market. See "- Overview -- Market Conditions," "- Business Strategies" and "- Risk Factors -- Risk of Adverse Changes in the Secondary Market for Mortgage Loans."

            Other Capital Resources. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access the public equity and debt markets. In December 1991, July 1993, June 1995, October 1996 and April 1998, the Company effected public offerings of its common stock with net proceeds to the Company aggregating $217 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At September 30, 1998, the Company had available $60.0 million for the payment of such distributions under the most restrictive of such covenants.

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

            The Company had cash and cash equivalents of approximately $5.62 million at September 30, 1998. See "- Risk Factors -- Negative Cash Flow and Capital Needs."

YEAR 2000 COMPLIANCE AND TECHNOLOGICAL ENHANCEMENT

            Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 7 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may effect its operations and business, or expose it to third party liability.

            The Company's year 2000 compliance program consists of four phases--inventory, risk assessment process, corrective action and testing. The Company has completed the inventory phase which included the identification of all computer hardware and software, electronic data exchanges, operating systems, communications systems and non-information items. As a corollary to the inventory phase, the Company has made inquiries of its significant vendors as to their year 2000 readiness.

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

RISK MANAGEMENT

            The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations. The Company currently hedges its fixed rate pipeline and some LIBOR-based tranches in its fixed rate securitizations, and continues to explore other avenues of risk mitigation, although none have been employed to date. The current fixed rate hedge products utilized are swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The hedge instrument used on the existing LIBOR-based tranches secured by fixed rate mortgages is an interest rate contract with a specified LIBOR rate cap. See "- Certain Accounting Considerations" and "- Risk Factors -- Prepayment, Credit and Basis Risk." The amount and timing of hedging transactions are determined by members of the Company's senior management. During the quarter ending September 30, 1998, market conditions became extremely unsettled resulting in a break down in the historical relationship between U.S. Treasury securities and the pass-through rates on asset-backed securitizations. Historically, the use of an interest rate hedge against Treasuries has been a more conservative method of limiting interest rate risk. Changes in Treasury rates were generally reflected in the pass-through rates of the fixed rate portion of the Company's securitizations. However, during the quarter ending September 30, 1998, current market conditions resulted in a loss on the Company's Treasury hedge without receiving an equivalent benefit from reductions in the pass-through rates paid on the certificates sold on the fixed rate portion of the Company's first quarter 1998 securitization. This weak asset-backed market resulted in a significantly lower gain on sale recorded in the period and significantly larger negative cash flow for the first quarter ending September 30, 1998. The Company is currently re-evaluating its current hedging policy, and currently has no effective hedge in place. While the Company monitors the interest rate environment and employs fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

            Securitizations - Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company mitigates this exposure through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. During the period, gain on sale included hedge losses of $15.3 million and $251,000 in the three months ended September 30, 1998 and 1997, respectively. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

            The Company enters into swap agreements with third parties that sell United States Treasury Securities not yet purchased. At September 30, 1998 the Company had outstanding notional balances of such Treasury swap agreements in the amount of $85 million. This position expires on December 31, 1998 and had a market value at September 30, 1998 of $80 million. Management believes that due to current conditions in the securitization market, selling U.S. Treasury securities not yet purchased does not substantially offset the effects of pricing in the related securitization. Consequently, the Company recorded the related hedge loss at September 30, 1998 for the $4.6 million shortfall in the gain on sale for the current period. The Company had a similar position at June 30, 1998 in the notional amount of $250 million. This position expired on September 30, 1998 and had a market value at June 30, 1998 of $248 million. Due to market conditions in the quarter ended September 30, 1998, this position deteriorated to a loss of $10.7 million which was recorded in gain on sale for the current quarter. These transactions are subject to Treasury interest rate fluctuation and require cash settlement at expiration or voluntary termination.

            The Company also had LIBOR cap contracts outstanding at September 30, 1998 and 1997 in the notional amount of $7.2 million and $84.6 million, respectively. These positions were valued at par at both quarter ends as their contractual cap (strike price) exceeded the LIBOR market rate at September 30, 1998 and 1997. The September 30, 1998 position expires December 23, 1998 and the September 30, 1997 position had expiration dates from March 30, 1998 to December 23, 1998. These instruments have no negative risk above the original premiums paid in cash. However, if the LIBOR market rate exceeds the contractual cap, the Company will receive cash in settlement.

            Interest-Only Strips and OMSRs. The Company had interest-only strips of $378 million and $360 million outstanding at September 30, 1998 and June 30, 1998, respectively. The Company also had OMSRs outstanding at September 30, 1998 and June 30, 1998 in the amount of $35.5 million and $32.1 million, respectively. Both of these instruments are valued at market at September 30, 1998 and June 30, 1998. The Company values these assets based on the present value of future revenue streams net of expenses and related loan loss reserves using various assumptions. The discount rate used to calculate the present value of the interest-only strips and OMSRs was 10.2% and 10.8% for the Company's Securitizations of September 30, 1998 and June 30, 1998, respectively. The weighted average life used for valuation at September 30, 1998 and June 30, 1998 was 2.6 to 3.8 years.

            These assets are subject to risk in accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

RISK FACTORS

            Negative Cash Flow and Capital Needs. The Company has historically operated, and expects to continue to operate, on a negative cash flow basis. The Company's primary cash requirements include the funding of: (i) mortgage loan originations and purchases pending their securitization and sale; (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization of loans; (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of the loans; (iv) tax payments due on recognition of non-cash gain on sale, other than in a debt-for-tax securitization structure; (v) ongoing administrative and other operating expenses; (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness; (vii) advances in connection with the Company's servicing portfolio; and (viii) costs associated with expanding the Company's core production units. The more significant of these cash requirements is a result of the Company's use of securitization as a loan disposition strategy. In a securitization, the Company recognizes a non-cash gain on sale of the loans securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the excess cash flow, which in general is payable over the actual life of the loans securitized after overcollateralization requirements are met. The Company incurs significant expense in connection with a securitization and generally incurs both current and deferred tax liabilities as a result of the gain on sale. Although the Company will not execute a securitization during the quarter ended December 31, 1998 and will rely on whole loan sales for cash, the cash received upon such sales will not be sufficient to eliminate the Company's negative cash flow and may not be sufficient to sustain the Company as a going concern. See "- Overview -- Market Conditions." Further, the Company has implemented, is in the process of implementing or has under discussion various cash savings plans. However, there can be no assurance that such plans will be successfully implemented or if successfully implemented will provide liquidity sufficient to eliminate the Company's negative cash flow. Therefore, the Company requires continued access to short- and long-term external sources of cash to fund its operations.

            In the past, the Company relied on the public equity and debt markets to meet its capital needs. However, the uncertainties in those markets have rendered them inaccessible to the Company at the present time. The Company's primary sources of liquidity in the near term are expected to be fundings under warehouse facilities and whole loan sales. The Company currently has $1.0 billion available to it in warehouse lines. However, in response to current market conditions, the lenders on two lines aggregating $600 million have lowered the advance rates on those lines to the point where it is no longer feasible for the Company to use either of them. The third lender has informed the Company that a $100 million uncommitted facility is not available to the Company under current market conditions. Further, provisions in the one remaining line require the Company to maintain a certain level of profitability over two consecutive quarters. The reduced profitability of the first fiscal quarter combined with a potential loss in the second fiscal quarter may violate these provisions. If the Company is unable to receive the necessary waivers and is deemed to be in default under the line, the line would be terminated. If the Company were unable to secure replacement lines, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern. If not terminated, this line expires on April 8, 1988. Although this line is subject to renewal, the Company believes that without a change in market conditions or a change in the Company's liquidity position, it is unlikely that the renewal will be forthcoming. Other potential sources of liquidity include access to additional financing on residuals and additional warehouse lines. See "-- Dependance on Funding Sources." However, the market for these credit lines has been severely restricted. Further, current market conditions have adversely affected the premiums received on the whole loan market. See "- Overview -- Market Conditions."

            The Company's primary and potential sources of liquidity as described in the paragraph above (assuming access to residual financing, availability of the capital markets and implementation of the cash savings plans which by no means can be assured) are expected to be sufficient to fund the Company's liquidity requirements through at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. See "- Recent Events." If available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. However, due to the weaknesses in the credit and capital markets, there can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available or that restrictions currently in place will be eased. If the Company cannot obtain additional credit lines secured by its interest-only strips and residual assets or additional equity capital in the next 30 days, it may have to engage in extraordinary transactions, such as entering into a subservicing arrangement that includes an obligation to make servicing advances or strategic asset sales, to provide the liquidity necessary to operate, albeit on a much smaller scale. Management believes that any such transaction would have a material adverse effect on the Company's results of operations. However, no assurance can be given that any such transactions will be consummated. See "- Recent Events" and "- Risk Factors -- Strategic Alternatives." As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and dispose of.

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

            At September 30, 1998, the dollar volume of loans delinquent more than 90 days in the Company's 11 securitization trusts formed in November 1992 and June 1993 and during the period from March 1995 to March 1997 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates negatively affect the Company's cash flows by increasing the required overcollateralization levels, thereby deferring the Company's receipt of cash and by obligating the Company, as servicer, to advance past due interest. Higher delinquency levels leading to higher loss levels also adversely influence the Company's assumptions underlying the gain on sale in a securitization transaction. Additionally, the higher delinquency rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trusts. The Company has implemented various plans to lower the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. The delinquency rate for September 30, 1998 and June 30, 1998 was 15.6%.

            Four of the 11 trusts referred to above plus one additional trust (representing in the aggregate 11% of the dollar volume of the Company's servicing portfolio) exceeded one of two loss limits at September 30, 1998. The limit that has been exceeded provides that losses may not exceed a certain threshold (which ranges from .50% to .91% of the original pool balances in the relevant securitization trusts) on a rolling 12 month basis. The other limit, which was not exceeded, provides that losses may not exceed a certain cumulative threshold (which ranges from 1.3% to 2.0% of the original pool balances in the relevant securitization trusts) since the inception of the trust.

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

            The Company's cash flow is also adversely impacted by high delinquency rates in its trusts. Generally, provisions in the agreements have the effect of requiring the overcollateralization account, which is funded primarily by the excess spread on the loans held in the trust, to be increased when the delinquency rates exceed the specified limit up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of September 30, 1998, the Company was required to maintain an additional $88.7 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at September 30, 1998, $61.2 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

            The Company has recently installed and is testing a year 2000 compliant loan origination system that is expected to add approximately $2.0 million per year to the Company's technology costs over the next three years. Other technology enhancements are being reviewed but, to date, the costs for such enhancements have not been determined.

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

            In determining the adjustment for credit risk for a particular securitization, the Company utilizes assumptions that it believes are reasonable based on the information on its prior securitizations and the loan-to-value ratios and credit grades of the loans included in the current securitizations. At September 30, 1998, the Company had reserves of $56.8 million related to these credit risks, or 1.40% of the outstanding balance of loans securitized as of that date. Losses averaged .80% of the average servicing portfolio for the quarter ended September 30, 1998. Accordingly, the Company believes its allowance for credit losses is adequate to cover anticipated losses on previously securitized pools. However, with the Company's recent migration to higher credit grade loans, the average loan-to-value ratio of its servicing portfolio has increased. At September 30, 1998, the average initial combined loan-to-value ratio of the Company's servicing portfolio was 72.8%. Therefore, the Company's low historical loan loss rates may not be an accurate indication of anticipated future losses.

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

            Dependence on Funding Sources. The Company is dependent upon its access to warehouse and other credit facilities in order to fund new originations and purchases of mortgage loans pending securitization or sale. At September 30, 1998, the Company had warehouse facilities with certain financial institutions and investment banks with aggregate actual borrowing capacity of $1.0 billion. However, in response to market conditions, two lenders with lines aggregating $600 million have reduced the advance rates on those lines to a level that requires the Company to advance more cash than is currently available and another warehouse lender has informed the Company that a $100 million uncommitted facility is not available under current market conditions. See "-- Risk of Adverse Changes in the Secondary Market for Mortgage Loans." The Company's warehouse facilities expire between February 1999 and April 1999. See "-- Negative Cash Flow and Capital Needs." Although the Company is in negotiations for additional warehouse lines with higher advance rates, there can be no assurance that such warehouse lines will be available. In response to reduced borrowing capacity, the Company has made changes in its underwriting guidelines and increased pricing which will have the effect of slowing production. See "- Overview -- Market Conditions." Further, the Company has entered into a forward commitment for $500 million under which loans will be sold twice a month. These events should results in a more efficient use of the $300 million in economical committed warehouse facilities the Company currently has in place. In September 1998, the Company entered into a $50 million revolving line of credit secured by its interest-only strips which expires on September 3, 1999. The Company currently has $20 million outstanding on this line. Future borrowings under this line, if available at all, are subject to the Company engaging in securitization transactions. See "- Business Strategies." Additionally, in September 1998, the Company entered into a $50 million repurchase facility secured by multifamily residential and commercial mortgage loans. However, due to market conditions, the Company has currently curtailed funding commercial loan originations. The Company is currently negotiating with various financial institutions and investment banks to obtain additional credit facilities. There can be no assurance that the Company will be able to secure such financing. Further, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to extend or replace existing facilities, arrange new warehouse or other credit facilities or obtain additional forward commitments, the Company may have to curtail loan origination and purchasing activities, which would have a material adverse effect on the Company's financial position and results of operations and jeopardize the Company's ability to continue to operate as a going concern.

            Risk of Adverse Changes in the Secondary Market for Mortgage Loans. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. See "-- Dependence on Funding Sources." The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to securitize or sell whole loans for acceptable prices within a reasonable period of time. Adverse changes in the global markets have severely weakened the asset-backed market. With the asset-backed market so weakened, many subprime lenders have recently sought access to the whole loan market for liquidity. This has resulted in an abundant supply of loans in the whole loan market thereby putting downward pressure on the price for loans so sold and tightening underwriting guidelines for loans to be purchased. In response to these conditions, the Company has increased its prices and modified its underwriting guidelines. There can be no assurance, however, that these changes will make the whole loan market more profitable for, or more accessible to, the Company.

            The Company has in the past sold a substantial portion of its loans through securitizations, and if conditions in the asset-backed market improve, will again securitize a significant portion of its loans. In order to gain access to the secondary market in securitization transactions, the Company has utilized monoline insurance companies to provide financial guarantee insurance on the senior interests in loans sold in the secondary market in order to obtain ratings for such interests. Although the Company has used the senior/subordinated structure, which relies on the internal credit enhancements of the pool rather than monoline insurance, the Company expects to utilize monoline insurance companies for at least a portion of its future securitizations. Any substantial reduction in the size or availability of the secondary market for the Company's loans, or the unwillingness of the monoline insurance companies to provide financial guarantee insurance for the senior interests in loans sold in the secondary market, or other accounting, tax or regulatory changes adversely affecting the Company's securitization program, could have a material adverse effect on the Company's financial position and results of operations.

            With its strategy of selling a portion of its loans on a whole loan basis in the secondary market, the Company relies on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase loans directly from the Company. There can be no assurance that such purchasers will be willing to purchase loans on terms satisfactory to the Company or that the market for such loans will continue. To the extent the Company cannot successfully identify whole loan purchasers or negotiate favorable terms for loan purchases, the Company's results of operations and financial condition could be materially adversely affected.

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

            Risks Involved in Commercial Mortgage Lending. The Company offers commercial mortgage loans on a limited basis in amounts ranging from $250,000 to $2.0 million secured by commercial properties, such as multifamily residences, retail establishments, office buildings, light industrial/warehouse facilities and mobile home parks. Due to current market conditions, the Company has temporarily curtailed the funding of commercial loans. During the quarter ended September 30, 1998, the Company sold $8.07 million of commercial loans to third parties, servicing released. The Company bears certain risks during the time it holds the loans pending their sale. Commercial mortgage lending is generally viewed as exposing the lender to a greater risk of loss than residential mortgage lending, in part, because it typically involves larger loans to single borrowers or groups of related borrowers than residential mortgage loans. Further, the repayment of commercial mortgages secured by income-producing properties is typically dependent upon the tenant's ability to meet its obligations under the lease relating to such property, which in turn depends upon profitable operations of the related property. In the event of a default on any commercial mortgage held by the Company, the Company bears the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property, plus any payments from an insurer or guarantor, and the amount owed on the commercial mortgage.

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

            Strategic Alternatives. The Company continues to retain Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to develop strategic alternatives for the Company. Since its engagement in June, 1997, DLJ has contacted a number of major financial institutions to explore potential transactions with the Company. Although a number of these institutions undertook detailed due diligence, none have made an offer to effect a transaction. DLJ continues to evaluate opportunities for the Company, including possible business combinations, equity infusions and asset sales. The Company is currently in discussions with an entity concerning a substantial equity infusion that would result in substantial dilution to the Company's stockholders. See "- Recent Events." No assurance can be given that any such opportunities will be consummated.

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

            The historical level of gains realized by the Company and its competitors on the sale of non conforming mortgage loans could attract additional competitors into this market. Certain large finance companies and conforming mortgage originators have announced their intention to originate, or have purchased companies that originate and purchase, non-conforming mortgage loans, and some of these large mortgage companies, thrifts and commercial banks have begun offering non-conforming loan products to customers similar to the borrowers targeted by the Company. In addition, establishing a broker-sourced loan business requires a substantially smaller commitment of capital and human resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter this market quickly and compete with the Company's wholesale lending business.

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

            Concentration of Operations in California. At September 30, 1998, a significant portion of the loans serviced by the Company were secured by properties located in California. Because the Company's servicing portfolio is currently concentrated in California, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans, together with any primary financing on the mortgaged properties, will equal or exceed the value of the mortgaged properties. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact the Company's ability to recover losses on properties affected by such disasters and adversely impact the Company's results of operations.

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

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 10.3(c) Amendment No. 1 to the Second Amended and Restated
                         Employment Agreement between Registrant and Cary H. Thompson.

                 10.4(c) Amended and Restated Employment Agreement between
                         Registrant and Neil B. Kornswiet.

                 10.22 Residuals Financing Agreement, dated as of September 4, 1998 between Registrant and NationsBank, N.A.

                 11      Computation of Per Share Earnings

                 27.1    Financial Disclosure Schedule

            (b) Reports on Form 8-K: A current report on Form 8-K dated August 12, 1998 (reporting earnings, production volume and cash dividends) was filed during the quarter ended September 30, 1998.

                           AAMES FINANCIAL CORPORATION

                                   SIGNATURES






      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.












                                            AAMES FINANCIAL CORPORATION


Date: November 16, 1998                     By: /s/ David A. Sklar
                                                ------------------
                                                David A. Sklar
                                                Executive Vice President-Finance
                                                and Chief Financial and
                                                Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.        Description of Exhibit
-----------        ----------------------
     10.3(c)       Amendment No. 1 to the Second Amended and Restated Employment Agreement between
                   Registrant and Cary H. Thompson.
     10.4(c)       Amended and Restated Employment Agreement between Registrant and Neil B. Kornswiet.
     10.22         Residuals Financing Agreement, dated as of September 4, 1998 between Registrant and
                   NationsBank, N.A.
     11            Computation of Per Share Earnings
     27.1          Financial Disclosure Schedule