Form 10-Q
period 1998-12-31
AAMES FINANCIAL CORP/DE
filed 1999-02-22
CIK 879957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended December 31, 1998

                                       or

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

                                 (323) 210-5000
                         [Registrant's telephone number,
                              including area code]


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

     At February 3, 1999, Registrant had 31,015,893 shares of common stock outstanding.

                                TABLE OF CONTENTS



ITEM NO.                                                                                PAGE NO.
--------                                                                                --------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Condensed Consolidated Balance Sheet at December 31, 1998 and
           June 30, 1998 (Restated)                                                            3

           Condensed Consolidated Statement of Operations for the three and six
           months ended December 31, 1998 and 1997 (Restated)                                  4

           Condensed Consolidated Statement of Cash Flows for the six months
           ended December 31, 1998 and 1997 (Restated)                                         5

           Notes to Condensed Consolidated Financial Statements                              6-8


Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                      9-43

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                           43

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                     44

Signature Page                                                                                46

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)




                                                                 DECEMBER 31, 1998         JUNE 30, 1998
                                                                 -----------------       ----------------
                                                                                            (Restated)
ASSETS
Cash and cash equivalents                                        $      11,790,000             12,322,000
Loans held for sale, at lower of cost or market                        271,324,000            198,202,000
Accounts receivable                                                     48,844,000             51,072,000
Interest-only strips, estimated at fair market value                   323,246,000            490,542,000
Mortgage servicing rights, net                                          34,504,000             32,090,000
Equipment and improvements, net                                         14,730,000             13,939,000
Prepaid and other                                                       17,210,000             17,020,000
                                                                 -----------------       ----------------
      Total assets                                               $     721,648,000            815,187,000
                                                                 =================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                                       $     306,990,000            286,990,000
Revolving warehouse facilities                                         249,500,000            141,012,000
Accounts payable and accrued expenses                                   45,003,000             49,964,000
Income taxes payable                                                    14,792,000             33,170,000
                                                                 -----------------       ----------------
      Total liabilities                                                616,285,000            511,136,000
                                                                 -----------------       ----------------

Stockholders' equity:
Preferred Stock, par value $.001 per
      share, 1,000,000 shares authorized;
      none outstanding                                                           -                      -
Common Stock, par value $.001 per share
      50,000,000 shares authorized;
      31,015,900 and 30,962,600 shares outstanding                          31,000                 31,000
Additional paid-in capital                                             250,096,000            249,851,000
Retained earnings (deficit)                                           (144,764,000)            54,169,000
                                                                 -----------------       ----------------
      Total stockholders' equity                                       105,363,000            304,051,000
                                                                 -----------------       ----------------
      Total liabilities and stockholders' equity                 $     721,648,000            815,187,000
                                                                 =================       ================


See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                           Three Months Ended                    Six Months Ended
                                                    ---------------------------------     -------------------------------
                                                     December 31,      December 31,        December 31,     December 31,
                                                         1998              1997                1998             1997
                                                    ---------------   ---------------     ---------------  --------------
                                                                        (Restated)          (Restated)       (Restated)
Revenue:
    Gain on sale of loans                            $    8,752,000        35,130,000          28,429,000      66,438,000
    Net gain (loss) on valuation of interest-only
       strips and mortgage servicing rights            (191,646,000)        5,726,000        (186,451,000)     10,755,000
    Commissions                                           7,758,000         7,161,000          17,746,000      13,016,000
    Loan servicing                                       11,629,000        10,362,000          20,854,000      20,144,000
    Fees and other                                        9,084,000        11,962,000          22,760,000      24,487,000
                                                     --------------   ---------------     ---------------  --------------
       Total revenue including valuation adjustment    (154,423,000)       70,341,000         (96,662,000)    134,840,000
                                                     --------------   ---------------     ---------------  --------------

Expenses:
    Compensation                                         19,907,000        24,561,000          43,701,000      46,320,000
    Production                                           10,559,000         7,541,000          21,489,000      13,338,000
    General and administrative                           13,784,000         9,580,000          27,172,000      17,665,000
    Interest                                              9,403,000        10,819,000          22,285,000      20,917,000
                                                     --------------   ---------------     ---------------  --------------
       Total expenses                                    53,653,000        52,501,000         114,647,000      98,240,000
                                                     --------------   ---------------     ---------------  --------------
Income (loss) before income taxes                      (208,076,000)       17,840,000        (211,309,000)     36,600,000
Provision (benefit) for income taxes                    (12,331,000)        8,670,000         (13,408,000)     17,497,000
                                                     --------------   ---------------     ---------------  --------------
Net income (loss)                                    $ (195,745,000)        9,170,000        (197,901,000)     19,103,000
                                                     ==============   ===============     ===============  ==============

Net income (loss) per share:
Basic                                                $        (6.31)             0.33               (6.39)           0.69
Diluted                                                       (6.27)             0.29               (6.34)           0.59
Dividends per share                                               -              0.03                0.03            0.07

    Weighted average number shares outstanding:
    Basic                                                31,007,000        27,799,000          30,992,000      27,784,000
                                                     ==============   ===============     ===============  ==============
    Diluted                                              31,211,000        34,949,000          31,239,000      35,272,000
                                                     ==============   ===============     ===============  ==============



See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)




                                                                                             SIX MONTHS ENDED
                                                                                --------------------------------------------

                                                                                    DECEMBER 31,            DECEMBER 31,
                                                                                        1998                    1997
                                                                                ---------------------     ------------------
                                                                                     (Restated)               (Restated)
Operating activities:
    Net income (loss)                                                           $        (197,901,000)    $       19,103,000
    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                         2,469,000              1,845,000
      Gain on sale of loans                                                               (35,716,000)           (72,564,000)
      Net loss (gain) on valuation of interest-only strips and
        mortgage servicing rights                                                         186,451,000            (10,755,000)
      Amortization (accretion) of interest-only strips                                     14,386,000             (3,523,000)
      Mortgage servicing rights originated                                                 (6,194,000)           (10,664,000)
      Mortgage servicing rights amortized                                                   5,955,000              4,087,000
      Changes in assets and liabilities:
         Loans originated or purchased                                                 (1,275,276,000)        (1,138,802,000)
         Proceeds from sale of loans                                                    1,202,154,000          1,165,928,000
         Increased (decrease) in:
           Accounts receivable                                                              2,228,000             17,762,000
           Prepaid and other                                                                 (190,000)              (751,000)
         Increase in (decrease) in:
           Accounts payable and accrued expenses                                           (4,961,000)             9,008,000
           Income taxes payable                                                           (18,378,000)            12,700,000
                                                                                ----------------------    ------------------
Net cash used in operating activities                                                    (124,973,000)            (6,626,000)
                                                                                ----------------------    ------------------

Investing activities:

    Purchases of equipment and property improvements                                       (3,260,000)            (1,995,000)
                                                                                ---------------------     ------------------

Net cash used in investing activities                                                      (3,260,000)            (1,995,000)
                                                                                ---------------------     ------------------

Financing activities:
    Proceeds from sale of stock or exercise of options                                        235,000                244,000
    Proceeds from borrowings                                                               20,000,000                     --
    Net proceeds under revolving warehouse facilities                                     108,488,000             (8,000,000)
    Dividends paid                                                                         (1,022,000)            (1,834,000)
                                                                                ---------------------     ------------------
Net cash provided by (used in) financing activities                                       127,701,000             (9,590,000)
                                                                                ---------------------     ------------------
Net decrease in cash and cash equivalents                                                    (532,000)           (18,211,000)
Cash and cash equivalents at beginning of period                                           12,322,000             26,902,000
                                                                                ---------------------     ------------------
Cash and cash equivalents at end of period                                      $          11,790,000     $        8,691,000
                                                                                =====================     ==================



See accompanying notes to consolidated financial statements.

                           AAMES FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

           The condensed consolidated financial statements of Aames Financial Corporation, a Delaware corporation, and its subsidiaries (collectively, the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

           The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three and six months ended December 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.

           Additionally, certain amounts related to fiscal year 1998 have been reclassified to conform to the fiscal year 1999 presentation.

NOTE 2: RESTATEMENT OF PRIOR PERIOD RESULTS

           In December 1998, the FASB issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the interest-only strips and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The Special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements.

           The Company has historically used the cash-in method to account for its interest-only strips. However, during the three months ended December 31, 1998, the Company retroactively changed its practice of measuring and accounting for its interest-only strips to the cash-out method in response to the FASB's Special Report and to public comments from the Securities and Exchange Commission released on December 8, 1998.

           Under the cash-in method previously used by the Company, the assumed discount period for measuring the present value of the interest-only strips ended when the cash flows were received by the securitization trust; and, the initial deposits to overcollateralization accounts were recorded at face value. Under the cash-out method now required by the FASB and Securities and Exchange Commission, the assumed discount period for measuring the present value of the interest-only strips ends when cash, including the return of any initial deposits, is distributed to the Company on an unrestricted basis. The change to the cash-out method results only in a difference in the timing of revenue recognition from a securitization and has no effect on the total cash flows of securitization transactions. While the total amount of revenue recognized over the term of a securitization is the same under either method, the cash-out method results in lower initial gains on the sale of loans due to the longer discount period, and higher subsequent loan servicing revenue resulting from the impact of discounting cash flows.

           Accordingly, the Company's condensed consolidated results of operations of all periods prior to December 31, 1998 as presented herein have been restated. Results for the three months and six months ended December 31, 1998 also reflect the cash-out method.

           The Company's financial results for all prior periods will be restated to reflect the cash- out method of accounting and reporting for its interest-only strips. The aggregate pretax amount of this change in accounting is $67.1 million.

           As used throughout this document, interest-only strips includes overcollateralization amounts.

           The restatement resulted in the following changes to prior financial information (Unaudited. Dollars in thousands, except per share amounts):


                                 Three            Six
                                 Months         Months
                                 Ended           Ended                               Year Ended June 30,
                              ------------    -------------        -------------------------------------------------------
                                   December 31, 1997                  1998           1997          1996            1995
                              -----------------------------        ----------    -----------    ------------   -----------

Revenue:
       Previous               $  76,761          146,103           286,110        238,578         141,840        54,939
       As restated               70,341          134,840           266,489        214,531         128,428        48,400

Net income:
       Previous                  13,343           26,424            40,317         17,109          29,791        10,034
       As restated                9,170           19,103            27,563          1,478          21,073         5,784

Earnings per share:
    Basic:
       Previous                    0.48             0.95              1.41           0.65            1.37          0.74
       As restated                 0.33             0.69              0.97           0.06            0.97          0.43
    Diluted:
       Previous                    0.41             0.80              1.23           0.60            1.14          0.74
       As restated                 0.29             0.59              0.89           0.05            0.82          0.43

Interest-only strips:
(end of period)
       Previous                 481,354          481,354           554,161        383,249         173,789        56,960
       As restated              426,093          426,093           490,542        339,251         153,838        50,421

Stockholders' equity:
(end of period)
       Previous                 293,188          293,188           345,403        268,354         133,429        80,047
       As restated              257,268          257,268           304,051        239,755         120,461        75,797

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

NOTE 4: SUBSEQUENT EVENT - ISSUANCE OF PREFERRED STOCK

           On February 10, 1999, the Company issued 26,704 shares of Series B Convertible Preferred Stock and 49,796 shares of Series C Convertible Preferred Stock to Capital Z Financial Services Fund II, L.P. (and certain investors designated by it) and received in return proceeds of $70.6 million, which were net of $5.9 million of issuance related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

           This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse and other credit facilities and its ability to effect whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's plans to address the Year 2000 problem and (g) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions, "Overview-Market Conditions," "- Recent Events," and "- Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

RECENT EVENTS

           On December 23, 1998 the Company entered into a Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with Capital Z Financial Services Fund II, L.P., a Bermuda limited partnership ("Capital Z"), providing for an equity investment of up to $100 million in the Company. The investment is to be made in three stages, as follows: (i) on February 10, 1999 (the "Initial Closing"), Capital Z and certain other investors designated by it purchased 26,704 shares of the Series B Convertible Preferred Stock ("Series B Preferred Stock") of the Company and 49,796 shares of the Series C Convertible Preferred Stock ("Series C Preferred Stock") of the Company for $1,000 per share, or an aggregate purchase price of $76.5 million (the "Initial Investment"); (ii) as soon as practicable following the Initial Investment, subject to the receipt of stockholder approval of an increase in the Company's authorized common and preferred stock (together with a 1000 to 1 stock split of the preferred stock (the "Recapitalization")), the Company intends to make a distribution in the form of a dividend to the common stockholders of the Company of nontransferable subscription rights to purchase up to $25 million of Series C Preferred Stock for $1.00 per share (the "Rights Offering"), and (iii) Capital Z has agreed to purchase any shares of the Series C Preferred Stock which are not purchased by common stockholders in the Rights Offering. In addition, certain members of the Company's management team have agreed to purchase 920 shares of the Series C Preferred Stock for $1,000 per share, and other members of the Management team have agreed to exercise their rights to purchase $1,667,000 shares of Series C Preferred Stock in the Rights Offering for $1.00 per share. On January 4, 1999, a designee of Capital Z received, as a standby commitment fee, warrants to purchase 1,250,000 of the Common Stock at an exercise price of $1.00 per share. In addition, at the time of the Initial Closing, the Company paid a designee of Capital Z a $1,000,000 transaction fee in connection with the transactions contemplated by the Stock Purchase Agreement and Capital Z received an additional warrant (the "Contingent Warrant") to purchase up to 3,000,000 shares of the common stock at an exercise price of $1.00 per share, which is exercisable only if the Recapitalization is not completed by June 30, 1999. In addition, in connection with the transactions contemplated by the Stock Purchase Agreement, the Company has paid Capital Z aggregate additional fees of $2,000,000 and has agreed to reimburse Capital Z for all of its expenses incurred in connection with the negotiation and execution of the Stock Purchase Agreement and the transactions contemplated thereby.

           Pursuant to the terms of the Series B Preferred Stock and Series C Preferred Stock, if the Company fails to effect the Recapitalization prior to June 30, 1999, (i) the dividend rate on the Series B Preferred Stock and Series C Preferred Stock will increase from 6.5% to 15% per annum and (ii) the Contingent Warrant will become exercisable. Further, prior to the Recapitalization, in addition to its regular dividend rights and rights in liquidation based on its stated value per share, the Series B Preferred Stock and Series C Preferred Stock will participate in dividends and rights in liquidation with holders of the common stock in any remaining assets of the Company.

           The Board of Directors of the Company, effective as of the Initial Closing, consists of nine Directors divided into two classes. One class, consisting of four Directors (the "Series B Directors") are elected by the holders of the Series B Preferred Stock, voting as a single class, annually and the other class of Directors, consisting of five Directors (the "Common Stock Directors"), one of whom is nominated by Capital Z, are elected by the holders of the common stock and the holders of the Series B Preferred Stock, voting together as a single class, for staggered three year terms. The holders of the Series C Preferred Stock are not entitled to vote with respect to the election of Directors. As of February 10, 1999, Capital Z holds Series B Preferred Stock and Series C Preferred Stock representing 100% of the voting rights entitled to elect the Series B Directors, 46.3% of the voting rights entitled to elect the Common Stock Directors and 69.8% of the voting rights entitled to vote with respect to all other matters. Moreover, the investment by Capital Z results in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

OVERVIEW - MARKET CONDITIONS

           The results of operations for the quarter ended December 31, 1998 reflect the negative market conditions that existed in the quarter. While the U.S. capital and credit markets stabilized in December from the global economic crises of the previous months, the subprime home equity sector generally and the Company specifically continued to feel the adverse effects of restricted access to the capital and credit markets. As previously disclosed, the negative market conditions resulted in an operational loss for the quarter. Further, these negative market conditions caused the Company to record a net loss in valuation of its interest-only strips for the quarter in the amount of $192 million (the "Write-Down"). The Write-Down reflects the impact of these market conditions on the prepayment, loss and discount rate assumptions applied by the Company in estimating the fair value of its interest-only strips. See "- Certain Accounting Considerations -- Accounting for Securitizations."

           As has been previously disclosed, during the quarter, the Company was dependent upon one committed warehouse line in the amount of $300 million. Throughout the quarter, the Company attempted to obtain additional lines. However, the Company was unable to obtain such lines. In conjunction with the Initial Closing under the Stock Purchase Agreement, effective February 10, 1999, the Company obtained an additional $400 million in committed repurchase facilities and an additional $100 million in an uncommitted facility. Further, the Company is in negotiations with respect to additional warehouse and repurchase lines. However, there can be no assurance that such negotiations will be successful or that any additional warehouse or repurchase lines will be obtained.

           The Company was precluded from completing a securitization during the second fiscal quarter due to the negative cash flows associated with a securitization and the weak asset-backed market. Foregoing the higher gains of the securitization market had an adverse impact on the Company's profitability as it was forced to rely upon less profitable whole loan sales as a means of disposing of its loan production. Constraints upon the Company's access to warehouse funding sources contributed to the Company's need to expedite its whole loan sales putting further downward pressure on the whole loan prices. Moreover, the weakness in the asset-based market caused other subprime lenders to rely on the whole loan market for their loan disposition strategy. The result was an abundance in the supply, and a lowering of the prices paid (in some cases to prices lower than the Company's cost of producing loans), for whole loans and tightening of underwriting guidelines applied by the whole loan purchasers. The Company attempted to mitigate these effects by raising its prices and tightening its underwriting guidelines for its loan products which had the effect of decreasing loan production in the second quarter. See "- General." As previously disclosed, sales of loans in the whole loan market contributed to the loss in the quarter ended December 31, 1998. Additionally, the Company's sale of whole loans during the quarter on a servicing released basis precluded the growth of its servicing portfolio.

           Recent improvements in the asset-backed market and a reduction in the number of whole loan sellers have lessened the over-supply of loan product in that market and resulted in an increase in whole loan prices. Nevertheless, the profitability of the whole loan market is significantly lower than the securitization market. In the quarter ended March 31, 1999, the Company expects to record a loss as it will continue to rely solely on the whole loan market for its loan dispositions and will not yet have realized the benefits from its cost savings plan. See "- Expenses." The Company will monitor market conditions and cash flow to determine the optimal time to re-enter the securitization market. Management currently expects that it will re-enter the securitization market in the June 1999 quarter. However, no assurance can be given that market conditions will not change or other events will not occur that would preclude or inhibit the Company's ability to complete a securitization in the June 1999 quarter.

           The Company's liquidity crisis was further exacerbated during the quarter ended December 31, 1998 by the requirement of the Company, as servicer of the loans it has securitized, to advance interest on delinquent loans in the securitized pools on a monthly basis. This short-term cash requirement arises once each month. Generally, the Company is obligated to make the servicing payment in the middle of the month. The cash advances are then reimbursed from payments received on performing loans in the pools, typically within 10 days. Under its then existing credit facilities, the Company did not have sufficient funds to make the payment in December 1998. However, an immediate insolvency crisis was averted when one of the Company's lenders expanded the Company's credit facility to provide the funds necessary to satisfy the December obligation. Management believes that this lender was willing to expand the facility due to the Company's then- advanced discussions with Capital Z. Advances under the facility were secured by certain of the Company's interest-only strips. Under the terms of the credit facility, funds were also available to help satisfy the January 1999 servicing advance conditioned on the Stock Purchase Agreement being in full force and effect, as well as the satisfaction of other conditions. If the Company would have been unable to arrange for funds necessary to make the servicing advances, the Company would very likely have had to engage in extraordinary transactions, such as seeking subservicing arrangements that included the obligation to make servicing advances or strategic asset sales, to provide the liquidity necessary to operate. In that event, the Company would very likely have been terminated as servicer. Any such termination would have had a material adverse effect on the Company and jeopardized its ability to continue to operate as a going concern.

           Management believes that the capital from the Initial Investment will assist the Company in satisfying its servicing advance obligations. See "- Liquidity." However, management is seeking to implement plans to reduce the burden of these advances on its available cash. These plans may include establishing working lines of credit secured by interest-only strips, credit-enhancing servicing advances to efficiently borrow against them, entering into sub-servicing arrangements (including the obligation to make servicing advances) with respect to certain pools of loans with the highest percentage of delinquencies or other financing arrangements.

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

           The Company originates and purchases loans nationally through three production channels - retail, broker and correspondent. In recent quarters, the Company has emphasized its core retail and broker loan production channels and decreased its reliance on correspondent purchases. During the three and six months ended December 31, 1998, the Company originated and purchased $550 million and $1.28 billion, respectively, of mortgage loans. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases. Included in the $1.28 billion of loans originated during the six months ended December 31, 1998 is $14.4 million of commercial loans originated through the Company's commercial loan division which ceased operations in January 1999.

           The Company retains the servicing on the loans it originates or purchases and securitizes. The Company completed the transfer in-house of $1.64 billion of loans previously subserviced for the Company by third parties in the 18 month period ending December 31, 1998, $1.32 billion of which was transferred between December 1997 and March 1998. At December 31, 1998, the Company serviced 100% of its $4.43 billion servicing portfolio as compared to 75% of the $3.75 billion servicing portfolio at December 31, 1997. See "- Revenue."

           As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. For a discussion of the impact of current market conditions on the Company's loan disposition strategies, see "Overview - Market Conditions." The Company sold $501 million and $606 million of loans during the three months ended December 31, 1998 and 1997, respectively, and $1.20 billion and $1.15 billion of loans during the six months ended December 31, 1998 and 1997, respectively. Of the total amount of loans sold during the six months ended December 31, 1998 and 1997, $650 million and $1.10 billion were sold in securitizations, respectively. The Company did not complete a securitization during the quarter ended December 31, 1998.

           The following table presents the volume of loans originated and purchased by the Company and the portfolio serviced by the Company during the periods presented:

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            DECEMBER 31,                           DECEMBER 31,
                                                    ---------------------------          -----------------------------
                                                          1998           1997               1998                1997
                                                          ----           ----               ----                ----
                                                                                (IN THOUSANDS)

           Broker network                           $   289,492         273,756              640,293 (1)       535,590
           Retail (2)                                   197,937         157,292              426,114           290,838
           Correspondent                                 62,789         184,615              208,868           312,374
                                                    -----------         -------           ----------          --------
           Total                                    $   550,218         615,663            1,275,275         1,138,802
                                                    ===========         =======           ==========         =========

           Servicing portfolio at period end                                              $4,429,000 (3)     3,751,000

------------------

(1)        Includes $14.4 million of commercial loans.
(2)        Includes loans brokered to institutional investors for 1997.
(3) Includes $248 million of loans subserviced for others by the Company on an interim basis.

           Total originations decreased 11% from $616 million for the quarter ended December 31, 1997 to $550 million for the quarter ended December 31, 1998. More dramatic, however, was the $175 million, or 24%, decline in originations from the previous fiscal quarter. The decline in originations resulted from a combination of the Company's limited warehouse capacity and price and underwriting changes implemented to permit the Company to access the whole loan market and stay within its liquidity constraints. See "- Overview - Market Conditions." Despite the decrease in total loan production on a sequential quarterly basis, the Company's core operations, retail and broker, increased 13% to $487 million for the quarter ended December 31, 1998 from $431 million for the quarter ended December 31, 1997. The growth in core originations was due primarily to the increase in retail and broker branches during the second fiscal quarter of 1998 over those operating in the comparable period in 1997. The Company's retail originations were $198 million for the quarter ended December 31, 1998 compared to $158 million for the quarter ended December 31, 1997. Origination volume for the broker network reached $289 million for the quarter ended December 31, 1998 compared to $274 million for the quarter ended December 31, 1997. Correspondent purchases were $63 million for the quarter ended December 31, 1998 compared to $185 million for the quarter ended December 31, 1997. The decline in the second fiscal quarter of 1998 in correspondent loan purchases reflects pricing changes implemented by the Company in response to the Company's liquidity constraints and the emphasis on core operation loan origination.

           Total loan production for the six months ended December 31, 1998 increased 12% to $1.28 billion from $1.14 billion for the six months ended December 31, 1997. The Company's retail originations increased 46% to $426 million for the six months ended December 31, 1998 compared to $291 million for the six months ended December 31, 1997. Origination volume for the broker network reached $640 million for the six months ended December 31, 1998, up 19% compared to $536 million for the six months ended December 31, 1997. Correspondent volume decreased 33% from $312 million in the six months ended December 31, 1997 to $209 million for the six months ended December 31, 1998. See "- Overview - Market Conditions."

           In February 1999, the Company changed its pricing levels in its core loan production and correspondent loan production channels. Management expects that these changes will increase loan production from the December quarter's volumes.

           At February 9, 1999, the Company operated 89 retail loan offices serving 33 states (including the District of Columbia), compared to 73 offices serving 30 states at December 31, 1997. At February 9, 1999, the broker division operated 40 branches serving 46 states (including the District of Columbia), compared to 41 branches serving 39 states at December 31, 1997. At February 9, 1999, Retail Direct operated 21 offices serving 12 states. See "- Expenses."

CERTAIN ACCOUNTING CONSIDERATIONS

           New Accounting Development. In December 1998, the FASB issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the interest-only strips and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The Special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements.

           Restatement of Prior Period Results. The Company has historically used the cash-in method to account for its interest-only strips. However, during the three months ended December 31, 1998, the Company retroactively changed its practice of measuring and accounting for its interest-only strips to the cash-out method in response to the FASB's Special Report and to public comments from the Securities and Exchange Commission released on December 8, 1998.

           Under the cash-in method previously used by the Company, the assumed discount period for measuring the present value of the interest-only strips ended when the cash flows were received by the securitization trust; and, the initial deposits to overcollateralization accounts were recorded at face value. Under the cash-out method now required by the FASB and Securities and Exchange Commission, the assumed discount period for measuring the present value of the interest-only strips ends when cash, including the return of any initial deposits, is distributed to the Company on an unrestricted basis.

           The change to the cash-out method results only in a difference in the timing of revenue recognition from a securitization and has no effect on the total cash flows of securitization transactions. While the total amount of revenue recognized over the term of a securitization is the same under either method, the cash-out method results in lower initial gains on the sale of loans due to the longer discount period, and higher subsequent loan service revenue resulting from the impact of discounting cash flows. See "- Revenue."

           To quantify the impact of the change in accounting, the Company measured the difference between the face value of its residual assets and the value of its residual assets when measured on a discounted basis. Further, the Company used the same assumptions for prepayment, loss and discount rates as were used in the periods affected. The impact of moving to the cash-out method was approximately 11.5% of the interest-only strips asset (excluding the effects of the Write-Down). The use of such a percentage was deemed reasonable for purposes of restating prior period consolidated financial statements.

           As a result, the Company's consolidated results of operations for all prior periods have been restated. The aggregate pretax amount of this change in accounting is $67.1 million. Results for the three months and six months ended December 31, 1998 also reflect the cash-out method.

           The restatement resulted in the following changes to prior financial information (Unaudited. Dollars in thousands, except per share amounts):


                                Three                Six
                                Months             Months
                                Ended               Ended                          Year Ended June 30,
                             ----------          -----------       ------------------------------------------------------
                                     December 31, 1997                1998           1997          1996          1995
                             -------------------------------       ---------       --------     -----------     ---------

Revenue:
       Previous              $  76,761              146,103          286,110        238,578        141,840      54,939
       As restated              70,341              134,840          266,489        214,531        128,428      48,400

Net income:
       Previous                 13,343               26,424           40,317         17,109         29,791      10,034
       As restated               9,170               19,103           27,563          1,478         21,073       5,784

Earnings per share:
    Basic:
       Previous                   0.48                 0.95             1.41           0.65           1.37        0.74
       As restated                0.33                 0.69             0.97           0.06           0.97        0.43
    Diluted:
       Previous                   0.41                 0.80             1.23           0.60           1.14        0.74
       As restated                0.29                 0.59             0.89           0.05           0.82        0.43

Interest-only strips:
(end of period)
       Previous                481,354              481,354          554,161        383,249        173,789      56,960
       As restated             426,093              426,093          490,542        339,251        153,838      50,421

Stockholders' equity:
(end of period)
       Previous                293,188              293,188          345,403        268,354        133,429      80,047
       As restated             257,268              257,268          304,051        239,755        120,461      75,797

           Accounting for Securitizations. Although the Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales, the Company relied solely on whole loan sales during the quarter ended December 31, 1998. The following discusses certain accounting considerations which arise only in the context of securitization transactions.

           In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%), a monoline insurance fee, if any, and an estimate for loan losses. In quarters where the Company engaged in a securitization transaction, net gains or losses in valuation of interest-only strips and mortgage servicing rights include the recognition of a gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Additionally, increases or decreases in valuation of the interest-only strips are also recognized as net gains or losses. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

           The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and
(iii) credit losses on loans sold. There can be no assurance of the accuracy of management's estimates.

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

                      Credit Losses. In determining the estimate for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations, the loan-to-value ratios, credit grades of the loans included in the current securitizations and other industry data.

           The interest-only strips are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the interest-only strips by analyzing its prepayment, discount rate and loss assumptions in relation to its actual experience and current rates of prepayment and loss prevalent in the industry and may adjust or take a charge to earnings through an adjustment to net gain or loss on valuation of interest-only strips.

           In its regular quarterly review of its interest-only strip, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data and determined that it should adjust each of its assumptions (rate of prepayment, discount rate and credit loss) to reflect current market conditions. This change in estimates resulted in the Write-Down in the quarter ended December 31, 1998. The components of this adjustment are as follows:

           Rate of Prepayment. In its valuation analysis of prepayment speeds, the Company considered the relationship between the rate paid on the certificates or bonds issued in the securitization and the weighted average coupons on the mortgages outstanding in each securitization pool from time to time. Additionally, For the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, e.g. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company finalized the development of an enhanced analytical model which more precisely reflected the performance of the securitized loans. This analytical model enabled the Company to refine its estimate of the prepayment rates associated with the performance of its securitized loans. Additionally, data and information received from market participants (credit and capital providers) assisted the Company in its assessment of current market conditions which resulted in the Company applying a more precise valuation estimate to its prepayment assumptions. The Company incorporated this new information in developing its improved judgment as to prepayment speeds and changed its estimate of prepayment rates from a flat constant prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. These revised prepayment rates resulted in a weighted average life of 2.86 years. The impact of the change in prepayment speeds amounted to approximately $62 million, which is included in the Write-Down recorded for the quarter ended December 31, 1998.

           Discount Rate. For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that a change in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. To determine the appropriate discount rate, the Company reviewed general market conditions as reflected by market sales of senior tranche asset-backed securities. Management believed that the pass-through rate on senior tranche securities should be lower than the discount rate applied to the subordinate, and higher risk, interest-only strips. However, the adversity of the market during the quarter ended December 31, 1998 was so severe that, in some instances, transactions of senior tranche asset-backed securities could not even be completed. Accordingly, the Company incorporated this current market information in developing its judgment as to the appropriate risk adjusted rate of return in establishing its change in estimate of the discount rate to be used in estimating the fair value of the interest-only strips. For the quarter ended December 31, 1998, the Company increased its discount rate to 15% to reflect current market conditions. The impact of this change in discount rate amounted to approximately $65 million, which is included in the Write-Down recorded for the quarter ended December 31, 1998.

           Credit Losses. For the quarter up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. This estimate was developed through a review of the credit performance of securitized loans in the aggregate. In conjunction with its previous quarterly review of loss estimates, the Company considered the level of delinquency of securitized loans and the percentage of annualized losses to securitized loans in the aggregate. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considers in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. For the quarter ended December 31, 1998, the percentage of losses to average servicing portfolio amounted to 1.08%, a significant increase from the previous quarter's level of
 .80%. The Company had seen levels spike to .96% in the quarter ended June 30, 1998 but then subside to the .80% previously noted. This trend was in line with the Company's assumption that losses were being realized as the servicing portfolio was transferred in-house from sub-servicers. See "-General." Management believes the increase in losses in the December 1998 quarter reflected general market conditions rather than the continuing effects of the transfer of servicing in-house. Publicly available information from investment banking firms and credit agencies began to indicate a market expectation that credit losses within the sub-prime home equity sector would rise. Those indications, in part, arise from the impact of the adverse market conditions on severely delinquent borrowers who, in a more favorable market, would avoid default by refinancing with other lenders. In the current market, with competition lessening and underwriting guidelines tightening, these borrowers are much more likely to default. Accordingly, the Company increased its prospective cumulative loan loss estimate to 2.7% of the balance of the loans in the securitization pools at December 31, 1998. This change in credit loss estimate resulted in a valuation adjustment of $67 million, which is included in the Write-Down recorded for the quarter ended December 31, 1998.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (RESTATED
AND UNAUDITED)

           The following table sets forth information regarding the components of the Company's revenue and expenses for the three and six months ended December 31, 1998 and 1997:

                                                  Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                               ------------------------           ----------------
                                                    1998        1997              1998        1997
                                                    ----        ----              ----        ----
                                                                    (In thousands)

Revenue:
   Gain on sale of loans                       $    8,752      35,130            28,429       66,438
   Net gain (loss) on valuation of
      interest-only strips                       (191,646)      5,726          (186,451)      10,755
   Commissions                                      7,758       7,161            17,746       13,016
   Loan servicing:
      Servicing spread                              5,458       5,251             8,827       11,421
      Prepayment fees                               3,649       3,263             7,149        5,618
      Late charge and other servicing fees          2,522       1,848             4,878        3,105
   Fees and other:
      Closing                                         572         670             1,190        1,257
      Appraisal                                       770         634             1,717        1,135
      Underwriting                                    384         294               837          540
      Interest income                               7,208      10,078            18,722       21,109
      Other                                           150         286               294          446
                                               ----------      ------          --------      -------

           Total revenue including
            valuation adjustments                (154,423)     70,341           (96,662)     134,840
                                               ----------      ------          --------      -------

Expense:
   Compensation                                    19,907      24,561            43,701       46,320
   Production                                      10,559       7,541            21,489       13,338
   General and administrative                      13,784       9,580            27,172       17,665
   Interest                                         9,403      10,819            22,285       20,917
                                               ----------      ------          --------      -------


           Total expense                           53,653      52,501           114,647       98,240
                                               ----------      ------          --------      -------


Income (loss) before income taxes                (208,076)     17,840          (211,309)      36,600
Provision (benefit) for income taxes              (12,331)      8,670           (13,408)      17,497
                                               ----------      ------          --------      -------
           Net income (loss)                   $ (195,745)      9,170          (197,901)      19,103
                                               ==========      ======          ========      =======


REVENUE

           Total revenue for the three and six months ended December 31, 1998 was $(154) million and $(96.7) million, as compared to $70.3 million and $135 million for the three and six months ended December 31, 1997, respectively. The 1998 period revenues include the Write-Down. Excluding the Write-Down, revenues for the three and six months ended December 31, 1998 were $37.2 million and $89.8 million, a 47.1% and 33.3% decrease from 1997's comparable periods. Excluding the Write-Down, the decrease in total revenue during the quarter ended December 31, 1998 from the amount reported in the comparable period in 1997 primarily reflects the Company's reliance on whole loan sales for cash during the quarter. Gains associated with whole loans for cash are generally lower than those recognized when such loans are securitized. This disparity was exacerbated during the December 31, 1998 quarter as a consequence of the over-supply of product for sale in the marketplace due to weaknesses in the asset-backed market during the same period, as well as the Company's limited warehouse capacity during the quarter which necessitated the expedited sale of loans. See "- Overview - Market Conditions." During the three months ended December 31, 1997, the Company relied almost completely on the securitization market for its loan disposition strategy. In contrast, during the three months ended December 31, 1998, the Company relied exclusively on the whole loan market for its loan disposition strategy. Further contributing to the results for the three months ended December 31, 1998 was the 10.6% decrease in total loan production, from $616 million during the December 1997 quarter to $550 million during the 1998 comparable quarter. The decrease in total revenue during the six months ended December 31, 1998 from amounts reported in the comparable 1997 period was due primarily to lower premiums on whole loan sales, lower gains on sale resulting from hedge losses and lower than historical spreads on the Company's $650 million securitization closed in the quarter ended September 30, 1998. During the first fiscal quarter, the Company, as it had historically, hedged its fixed rate pipeline by purchasing hedges against U.S. Treasuries. In the past, changes in Treasury rates were generally reflected in the pass-through rates of the fixed rate portion of the Company's securitization. During fiscal 1999's first quarter, unsettled market conditions resulted in a $15.3 million loss on the Company's hedge position without an equivalent benefit from reductions in the pass-through rate paid on certificates sold in the fixed rate portion of the Company's securitization.

           Gain on sale for the three months ended December 31, 1998 declined $26.4, or 75.1%, from $35.1 million gain on sale recorded for the three months ended December 31, 1997. Gain on sale for the three months ended December 31, 1998 reflects the Company's reliance solely on the whole loan market for its loan disposition strategy. During 1997's comparable quarter, the Company relied almost completely on the securitization market for its loan disposition strategy. The gains associated with the whole loan sales were substantially less than the gains associated with the earlier quarter's securitization. Gain on sale for the six month period ended December 31, 1998, which decreased $38.0 million, or 57.2%, from 1997's comparable period, was also adversely affected by the $13.5 million hedge loss recorded in the period. (See above.) The lower prices paid in the whole loan market also reflect the Company's need to sell loans on an expedited basis to free up the limited warehouse capacity that existed during the quarter ended December 31, 1998. In that regard, during the quarter ended December 31, 1998, the Company entered into a forward commitment to sell $500 million, subsequently amended to $750 million, of loans to an affiliate of one of the Company's lenders. The commitment, which expires in May 1999, reflects the lower whole loan prices that existed during the quarter. As of January 31, 1999, the Company had satisfied $379 million of its commitment. Failure to satisfy the commitment subjects the Company to a substantial penalty. This commitment is expected to adversely impact the gain on sale recognized by the Company in subsequent quarters at least until the commitment is satisfied. Accordingly, the Company expects to record a loss in the quarter ended March 31, 1999, as it will continue to rely solely on the whole loan market for its loan dispositions and will not yet have realized the benefits from its cost savings plan.

           Net gain (loss) on valuation of interest-only strips and mortgage servicing rights for the three months and six months ended December 31, 1998 primarily reflects the impact of the Write-Down recorded in the three month period ended December 31, 1998. The Company determines the fair value of the interest-only strips by applying certain assumptions as to prepayments, losses and discount rate to the future cash flows from prior securitizations. The negative market conditions that existed during the quarter, as well as the performance of the Company's pools of securitized loans, caused management to adjust these assumptions which resulted in the Write-Down. See "Certain Accounting Considerations -- Accounting for Securitizations." Net gain (loss) on valuation of interest-only strips and mortgage servicing rights for the three and six months ended December 31, 1997 in the amounts of $5.7 million and $10.8 million, respectively, represents the initial difference between the allocated carrying amount and the fair value of the interest-only strip at the date of the closing of the related securitization transaction.

           Commission revenue during the three and six month period ended December 31, 1998 was $7.76 million and $17.7 million, an 8.4% and 36.2% increase, respectively, from $7.16 million and $13.0 million during the three and six months ended December 31, 1997. The increase in commissions for the three and six months ended December 31, 1998 over the comparable 1997 periods was due to higher retail loan volume and higher commission rates earned on loan originations in the Company's retail and broker loan production channels.

           Loan servicing revenue for the three and six months ended December 31, 1998 increased to $11.6 million and $20.9 million, an increase of 11.5% and 4.0%, respectively, from $10.4 million and $20.1 million reported for the comparable periods in 1997. Loan servicing revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans, increased by the accretion of the interest-only strips and reduced by the amortization of the OMSRs. The increase in loan servicing revenues for the three and six months ended December 31, 1998 was due primarily to higher balances of loans being serviced currently as compared to levels being serviced in the prior year.

           The Company's loan servicing portfolio at December 31, 1998 increased to $4.43 billion, up 18.1% from $3.75 billion at December 31, 1997. At December 31, 1998, 100% of the Company's $4.43 billion servicing portfolio was serviced in-house, compared to 75% at December 31, 1997. The growth of the Company's servicing portfolio will be negatively impacted by the Company's reliance on sales of whole loans on a servicing released basis. Nevertheless, management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing. See "- Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

           The Company has historically experienced delinquency rates that are higher than those prevailing in its industry due to its origination of lower credit grade loans. At the end of calendar year 1996, the Company started to focus more on higher credit grade loans which should cause delinquencies in the Company's servicing portfolio to decrease in the future. See "- Revenue." However, by selling loans in the whole loan market on a servicing released basis, which the Company intends to do in the current quarter as it did in the preceding fiscal quarter, the Company will not be adding new loans to the servicing portfolio. The seasoning of the old portfolio without the addition of new loans could cause delinquency rates to rise. The delinquency rate for December 31, 1998 was 16.3% compared to 14.9% at December 31, 1997.

           In some cases, the Company has determined that the proceeds from the disposal of REO and foreclosed properties are maximized by accelerating disposition of REO properties rather than holding such properties until market conditions improve. During the six months ended December 31, 1998, losses increased to $20.6 million from $9.95 million in the comparable prior period due, in part, to a loss mitigation strategy adopted during the 1997 fiscal year of minimizing the REO holding period, thereby reducing carrying costs. This strategy was implemented in conjunction with the transfer in-house of a portion of its servicing portfolio that was previously subserviced by third parties. See "- General." It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. Current loss levels have also increased due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has reduced significantly its bulk purchase program and the purchase in bulk of lower credit grade loans. While the accelerated efforts to sell properties is expected to have a short-term impact on loss levels, the seasoning of the lower credit grade bulk portfolio may contribute to an increase in losses over time. Further, the adverse market conditions that existed in the quarter ended December 31, 1998 resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. Management believes that this will increase the Company's level of losses in future periods.

           The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio for the periods indicated:

                                                                       Year Ended                         Six Months Ended
                                                                        June 30,                             December 31,
                                                       ---------------------------------------      --------------------------
                                                              1998        1997          1996             1998           1997
                                                              ----        ----          ----             ----           ----
                                                                                     (Dollars in thousands)

Percentage of dollar amount of delinquent loans to loans serviced (period end) (1)(2)(3)(4)

One month                                                       3.8%          4.3          4.9             4.0             4.0
Two months                                                      1.3           1.9          1.8             1.2             1.4
Three or more months:

 Not foreclosed (4)(5)                                          9.0           8.1          8.0             9.4             8.3
 Foreclosed (6)                                                 1.5           1.0          1.0             1.7             1.2
                                                       ------------     ---------   ----------      ----------      ----------
    Total                                                      15.6%         15.3         15.7            16.3            14.9
                                                       ============     =========   ==========      ==========      ==========
Percentage of dollar amount of loans foreclosed to
  loans serviced (period end)(2)(4)                             2.0%          1.5          1.1             1.3             1.1
Number of loans foreclosed(7)                                 1,125           560          221             785             519
Principal amount of foreclosed loans(7)                $     84,613        48,029       14,349          57,814          41,975
Net losses on liquidations(8)                                26,488         5,470          931          20,575           9,947

Percentage of annualized losses to average
servicing portfolio(4)                                         0.72%         0.24         0.09            0.96            0.57
Servicing portfolio (period end)                       $  4,147,000     3,174,000    1,370,000       4,429,000       3,751,000

------------

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

(3) At December 31, 1998, the dollar volume of loans delinquent more than 90 days in ten of the Company's REMIC trusts, five of which, plus one additional, also exceeded certain loss limits, formed in December 1992 and during the period from March 1995 to March 1997 exceeded the permitted limit in the related pooling and servicing agreements. See "-- Capital Resources" and "- Risk Factors -- Delinquencies and Losses in Securitizations; Trusts Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

(4) The servicing portfolio used in the percentage calculations includes $248 million of loans subserviced for others by the Company on an interim basis at December 31, 1998.

(5) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(6) Represents properties acquired following a foreclosure sale and still serviced by the Company.

(7) The increase in the number of loans foreclosed and principal amount of loans foreclosed in the periods presented is due to the larger, more seasoned servicing portfolio.

(8) Represents losses, net of gains, on foreclosed properties in pools sold during the period indicated.

           Fee and other revenue, which consist of fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees, and interest income, for the three and six months ended December 31, 1998 decreased 24.3% and 6.9% to $9.08 million and $22.8 million from $12.0 million and $24.5 million, respectively, when compared to the comparable 1997 periods. The dollar amount of fees and other revenue decreased during the three months ended December 31, 1998 from the comparable 1997 periods due to interest earned on lower amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company, offset by increasing weighted average interest rates on loans held. Interest income should continue to decline so long as the Company relies on whole loan sales which decreases the average number of days loans are held by the Company prior to sale. See "Overview - Market Conditions."

EXPENSES

            Compensation expense for the three and six months ended December 31, 1998 decreased 19.1% and 5.6% from $24.6 million and $46.3 million for the three and six months ended December 31, 1997, respectively, to $19.9 million and $43.7 million for the three and six months ended December 31, 1998, respectively. This decrease was primarily due to employee attrition brought about by declines in branch expansion, a decrease in compensation incentives as a consequence of the decline in loan origination during the three and six months ended December 31, 1998 and the absence of incentive compensation due to the Company's results of operations. Compensation as a percentage of total loan originations and purchases decreased to 3.6% and 3.4% for the three and six months ended December 31, 1998, respectively, from 4.0% and 4.1% for the three and six months ended December 31, 1997, respectively. Also contributing to decreased compensation expenses was the waiver by Neil Kornswiet, President of the Company, of his quarterly bonus due for the quarters ended September 30, 1998 and December 31, 1998 in the aggregate amount of $3.1 million. In mid-February, 1999 and subsequent to the Initial Closing, management commenced a cost savings program designed to reduce the Company's operating expenses. The implementation of this recent cost savings plan initially included personnel reductions on a Company-wide basis. The effects of these reductions are expected to reduce compensation costs on an annualized basis in a pretax amount of approximately $6.7 million. The estimated pretax savings in compensation expense during the remainder of fiscal 1999 are expected to approximate $2.0 million. Severance costs, estimated at the pretax amount of approximately $500 thousand, will be recognized in the quarter ended March 31, 1999.

            Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees, increased 41.3% and 61.7% to $10.6 million and $21.5 million during the three and six months ended December 31, 1998, respectively, from $7.5 million and $13.3 million in the comparable periods last year. The increase in production expenses during the three and six months ended December 31, 1998 from amounts reported during the comparable periods in 1997 was due, in part, to the increase in retail loan volume, the rise in advertising costs and the additional cost of outsourcing appraisal work. Production costs as a percentage of total loan originations and purchases for the three and six months ended December 31, 1998 were 1.9% and 1.7%, respectively, compared to 1.2% for both of the three and six months ended December 31, 1997, respectively. This was due to the constriction of loan production after advertising expenses had already been incurred.

            General and administrative expense for the three and six months ended December 31, 1998 increased 43.8% and 53.7% to $13.8 million and $27.2 million, respectively, from $9.6 million and $17.7 million for the three and six months ended December 31, 1997, respectively. The increase was primarily the result of increased occupancy, communication and technology costs related to the Company's core origination channel expansion and increased origination volumes and, to a lesser extent, increases in legal and other professional costs. As part of the costs savings program implemented in February, 1999, the Company ceased activities in certain retail and broker branches that were deemed unprofitable by management. The office space for such branches remains subject to operating leases that management has yet to sublease or terminate. If such office space is subleased at lease rates less than existing base lease terms or if the lease commitments are bought-out as a consequence of a negotiated lease termination, occupancy expense in future periods will increase for these effects.

            Interest expense during the three months ended December 31, 1998 decreased 13.0% to $9.4 million from $10.8 million in the comparable three month period in 1997. During the six months ended December 31, 1998, interest expense increased 6.7% to $22.3 million from $20.9 million during the six months ended December 31, 1997. The decrease in interest expense during the three months ended December 31, 1998 was due to lower borrowings used to fund lower loan originations relative to the comparable 1997 quarter. The increase in interest expense during the six months ended December 31, 1998 reflects the Company's recent increased reliance on external financing to fund loan originations and operations when compared to the comparable period in 1997.

INCOME TAXES

            During the three and six months ended December 31, 1999, the Company recorded an estimated tax benefit of $12.3 million and $13.4 million, respectively, due to its net operating losses during those periods. The tax benefits reflect effective rates of (5.9%) and (6.3%), respectively, and are net of tax valuation adjustments recorded to account for estimated nonrealizable deferred tax assets. The investment in the Company by Capital Z results in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions. During the three and six months ended December 31, 1997, the Company's provisions for taxes were $8.7 million and $17.5 million, respectively, reflecting effective estimated tax rates of 48.5% and 47.8%, respectively.

FINANCIAL CONDITION

            Loans Held for Sale. The Company's portfolio of loans held for sale increased to $271 million at December 31, 1998, from $198 million at June 30, 1998. This increase is directly related to production volume and the size and timing of the Company's securitization and sales in the secondary market during the fiscal periods ended on such dates. During January 1999, the Company sold $127 million of the $271 million held for sale at December 31, 1998 in whole loan sales for cash.

            Accounts Receivable. Accounts receivable, representing servicing fees and advances and other receivables, decreased to $48.8 million at December 31, 1998, from $51.1 million at June 30, 1998. The level of servicing related advances, in any given period, is dependent on portfolio delinquencies and the timing of cash collections.

            Interest-Only Strips. Interest-only strips decreased to $323 million at December 31, 1998 from $490 million at June 30, 1998 reflecting the Write-Down in the December quarter, offset by the non-cash gain recognized on the Company's securitization in the quarter ended September 30, 1998, net of amortization.

            Mortgage Servicing Rights, net. Mortgage servicing rights, net increased to $34.5 million at December 31, 1998 from $32.1 million at June 30, 1998 reflecting the capitalization of mortgage servicing rights on the securitization in the quarter ended September 30, 1998, net of amortization.

            Equipment and Improvements, net. Equipment and improvements, net, increased slightly to $14.7 million at December 31, 1998 from $13.9 million at June 30, 1998.

            Prepaid and Other Assets. Prepaid and other assets increased to $17.2 million at December 31, 1998 from $17.0 million at June 30, 1998.

            Borrowings. Borrowings at December 31, 1998 increased to $307 million from $287 million at June 30, 1998 due to advances on the Company's residual financing line completed in September 1998 which the Company used to fund its negative cash flow.

            Revolving Warehouse Facilities. Amounts outstanding under warehouse facilities increased to $250 million at December 31, 1998 from $141 million at June 30, 1998, primarily as a result of the increase in mortgage loans held for sale and from the negative cash flow from operations during the six months ended December 31, 1998 and the resulting decrease in equity capital. Proceeds from the Company's whole loan sales and securitizations are used to pay down the Company's warehouse facilities.

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

            Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The deterioration of the credit and capital markets severely restricted the Company's access to these markets during the quarter ended December 31, 1998 and in the current quarter until the Initial Closing on February 10, 1999. The $76.5 million ($70.6 million net of issuance expenses) in equity capital from the Initial Investment will help fund the Company's negative operating cash until additional working capital lines are established. The Company is currently in negotiations regarding establishing those lines. However, there can be no assurance that the Company will be able to establish those lines. There is a working capital sublimit in the Company's $300 million warehouse facility with a syndicate of banks. See "- Capital Resources." As previously disclosed, provisions in that line required the Company to maintain a certain level of profitability over two consecutive quarters. The loss incurred in the December 31, 1998 quarter caused the Company to violate this provision, as well as provisions requiring the Company to maintain a certain level of net worth and to satisfy certain debt to equity ratios. The Company received a waiver from the syndicate for those violations (the "Waiver"). This line, therefore, remains in place. It expires on April 8, 1999. See "- Overview - Market Conditions" and "- Recent Events."

            Under the terms of the Company's Indenture, dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times adjusted stockholders' equity. In February 1999, the Company received a waiver from the holders of the Senior Notes, the effect of which was to permit the Company to record the Write-Down without violating the Indenture's limitations on indebtedness and conditioned upon the Initial Investment being made. Warehouse indebtedness is not included in the indebtedness limitations. The Company's new repurchase facilities contain similar limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual financing the Company may incur on its interest-only strips allocable to post-September 1996 securitizations is limited to 75% of the difference between such post-September 1996 residuals and $225 million. Under the Company's warehouse line which expires on April 8, 1999, the Company is currently limited to $50 million of indebtedness secured by its interest-only strips.

            Although the Company's loan disposition strategy consists of a combination of securitizations and whole loan sales, whole loan sales were the sole disposition method during the second fiscal quarter and will be the sole disposition method during the third fiscal quarter. The Company will continue to monitor market conditions and cash flow to determine the optimal time to re-enter the securitization market. Management currently anticipates that it will complete a securitization transaction during 1999's fourth fiscal quarter. However, no assurance can be given that market conditions will not change or other events will not occur that would preclude or inhibit the Company's ability to complete a securitization in the June 1999 quarter. During the three and six months ended December 31, 1998, the Company securitized -0- and $650 million, respectively, compared to $605 million and $1.1 billion, respectively, in the comparable 1997 periods. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements increase up to approximately twice the level otherwise required when the delinquency rates exceed the specified limit. At December 31, 1998, the Company was required to maintain an additional $85.0 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at December 31, 1998, $54.2 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts. See "Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

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

            The Company's primary sources of liquidity are expected to be cash from the Initial Investment and the Rights Offering, fundings under warehouse facilities, working capital facilities and whole loan sales. See "- Overview - Market Conditions."

            The Company's primary and potential sources of liquidity as described in the paragraph above (assuming access to working capital financing, completion of the Rights Offering and implementation of the cash savings plans which by no means can be assured) are expected to be sufficient to fund the Company's liquidity requirements through at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. If available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. Further, the $100 million committed and $100 million uncommitted repurchase lines obtained on February 10, 1999 require the Company to obtain an additional working capital facility by no later than March 26, 1999. See "Capital Resources -- Warehouse, Repurchase and Working Capital Facilities." There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and dispose of.

CAPITAL RESOURCES

            The Company has historically financed its operating cash requirements primarily through (i) warehouse facilities and working capital lines of credit, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities. Market conditions severely limited the

Company's ability to access the credit, securitization and capital markets during the quarter ended December 31, 1998. See "- Overview - Market Conditions."

            Warehouse, Repurchase and Working Capital Facilities. At December 31, 1998, the Company retained access to warehouse and other credit facilities with borrowing limits aggregating in excess of $1.0 billion. Changes in advance rates imposed by lenders effectively limited the Company to a single $300 million committed warehouse line during the December 31, 1998 quarter. The warehouse line includes a working capital line of credit with a syndicate of ten commercial banks. This facility is secured by loans originated and purchased by the Company, as well as certain servicing receivables. The loss reported for the December 31, 1998 quarter would have caused the Company to be in violation of certain financial covenants contained in the line. In February 1999, the Company received the Waiver. This line is currently scheduled to expire on April 8, 1999. The Company is engaging in efforts to establish a new syndicate. On February 10, 1999, and conditioned upon the Initial Closing occurring, the Company entered into two committed repurchase facilities aggregating $400 million and one uncommitted repurchase facility in the amount of $100 million. These facilities are each secured by the Company's home equity mortgage loans. One of the committed facilities, in the amount of $300 million, bears interest at a rate of 1.25% over one month LIBOR and expires on February 9, 2000, subject to different interest rates for selected sublimits under the facility. The other committed facility in the amount of $100 million bears interest at a rate of 1.50% over one month LIBOR and expires on February 9, 2000. The uncommitted facility bears interest at 1.50% over one month LIBOR and expires on February 9, 2000. The Company's ability to continue to draw under these three facilities is conditioned upon the Rights Offering closing on or prior to June 30, 1999. The Company will continue to require short-term warehouse facilities. If the Company is unable to maintain existing warehouse or repurchase lines, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

            In September 1998, the Company entered into a revolving line of credit with a maximum borrowing capacity of $50 million secured by certain of the Company's interest-only strips. The collateral is subject to mark-to-market valuation, or may otherwise be deemed unacceptable, in the sole discretion of the lender. To the extent such provisions result in a shortfall, the line provides for the term out of the loan or the delivery of additional collateral to bring the line back to compliance. Access to this line originally depended upon the Company completing a new securitization and pledging the related interest-only strips. However, during each of the months of December 1998 and January and February 1999, the lender allowed the Company to borrow $20 million on a short-term basis to satisfy the Company's obligation as servicer of the loans it securitizes to advance interest on delinquent loans. See "- Overview - Market Conditions." This line had $20 million outstanding at December 31, 1998 and expires on September 3, 1999. The Company is currently in negotiations with this line's lender for an additional repurchase facility. Management expects that any such repurchase facility will be conditioned, in part, on the prepayment and accelerated expiration of the revolving line of credit. See "- Risk Factors -- Dependence on Funding Sources."

            Loan Sales. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. Current market conditions have restricted access to the asset- backed market and adversely impacted the availability of, and pricing in, the whole loan market. See "- Overview - Market Conditions," and "- Risk Factors -- Risk of Adverse Changes in the Secondary Market for Mortgage Loans."

            Other Capital Resources. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional public equity and debt sources. In December 1991, July 1993, June 1995, October 1996 and April 1998, the Company effected public offerings of its common stock with net proceeds to the Company aggregating $217 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At December 31, 1998, the Company had no money available for the payment of such distributions under the most restrictive of such covenants.

            On April 27, 1998, the Company issued 2.78 million shares of its common stock, or 9.9% of the Company's outstanding shares, to private entities controlled by Ronald Perelman and Gerald Ford, at an aggregate purchase price of approximately $38 million. The Company also issued warrants to these entities to purchase an aggregate additional 5.3 million shares (as adjusted) of the Company's common stock at an exercise price of $9.06 (as adjusted), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in three years.

            On February 10, 1999, the Company raised an additional $76.5 million ($70.6 million net of issuance expenses) in the Initial Investment by Capital Z. Subsequent to receiving stockholder approval of the Recapitalization, the Company will commence the Rights Offering. Capital Z has agreed to purchase any shares of the Series C Preferred Stock which are not purchased by the common stockholders in the Rights Offering.

            The Company had cash and cash equivalents of approximately $11.8 million at December 31, 1998. See "- Risk Factors -- Negative Cash Flow and Capital Needs."

YEAR 2000 COMPLIANCE AND TECHNOLOGICAL ENHANCEMENT

            Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 9 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may effect its operations and business, or expose it to third party liability.

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

            The Company has also completed the risk assessment process of assigning risk factors to each system used by the Company to determine the priority and resource allocation of its year 2000 efforts. The Company expects to complete the corrective action and testing phases with respect to mission critical systems by September 1999. The Company will complete any remaining testing and compliance by the end of 1999.

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

            Contingency Plans. The Company has not developed a contingency plan. The Company has no reason to believe that its most significant systems will not be year 2000 compliant. If testing indicates any of the systems are not compliant, the Company will develop appropriate contingency plans.

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

RISK FACTORS

            Negative Cash Flow and Capital Needs. The Company has historically operated, and expects to continue to operate, on a negative cash flow basis. The Company's primary cash requirements include the funding of: (i) mortgage loan originations and purchases pending their securitization and sale; (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization of loans; (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization and sale of the loans; (iv) tax payments due on recognition of non-cash gain on sale, other than in a debt-for-tax securitization structure; (v) ongoing administrative and other operating expenses; (vi) interest and principal payments under the Company's warehouse credit facilities and other existing indebtedness; (vii) advances in connection with the Company's servicing portfolio; and (viii) costs associated with expanding the Company's core production units. The more significant of these cash requirements is a result of the Company's use of securitization as a loan disposition strategy. In a securitization, the Company recognizes a non-cash gain on sale of the loans securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the excess cash flow, which in general is payable over the actual life of the loans securitized after overcollateralization requirements are met. The Company incurs significant expense in connection with a securitization and generally incurs both current and deferred tax liabilities as a result of the gain on sale. Although the Company will not execute a securitization during the quarter ended March 31, 1999 and will rely on whole loan sales for cash, the cash received upon such sales will not be sufficient to eliminate the Company's negative cash flow. Further, the Company has implemented, is in the process of implementing or has under discussion various cash savings plans. However, there can be no assurance that such plans will be successfully implemented or if successfully implemented will provide liquidity sufficient to eliminate the Company's negative cash flow. Therefore, the Company requires continued access to short- and long-term external sources of cash to fund its operations.

            The Company's primary sources of liquidity are expected to be cash from the Initial Investment and the Rights Offering, fundings under warehouse facilities, working capital facilities and whole loan sales. See "- Overview - Market Conditions."

            The Company's primary and potential sources of liquidity as described in the paragraph above (assuming access to working capital financing, completion of the Rights Offering and implementation of the cash savings plans which by no means can be assured) are expected to be sufficient to fund the Company's liquidity requirements through at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. If available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and dispose of.

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

            At December 31, 1998, the dollar volume of loans delinquent more than 90 days in the Company's 10 securitization trusts formed in December 1992 and during the period from March 1995 to March 1997 exceeded the permitted limit in the related pooling and servicing agreements. The higher delinquency rates negatively affect the Company's cash flows by increasing the required overcollateralization levels, thereby deferring the Company's receipt of cash and by obligating the Company, as servicer, to advance past due interest. Higher delinquency levels leading to higher loss levels also adversely influence the Company's assumptions underlying the gain on sale in a securitization transaction. Additionally, the higher delinquency rates permit the monoline insurance company to terminate the Company's servicing rights with respect to the affected trusts. The Company has implemented various plans to lower the delinquency rates in its future trusts, including diversifying the loans it originates and purchases to include higher credit grade loans. The delinquency rate at December 31, 1998 was 16.3% and at June 30, 1998 was 15.6%.

            Five of the ten trusts referred to above plus one additional trust (representing in the aggregate 16% of the dollar volume of the Company's servicing portfolio) exceeded one of two loss limits at December 31, 1998. The limit that has been exceeded provides that losses may not exceed a certain threshold (which ranges from .50% to .94% of the original pool balances in the relevant securitization trusts) on a rolling 12 month basis. The other limit, which was not exceeded, provides that losses may not exceed a certain cumulative threshold (which ranges from 1.8% to 2.0% of the original pool balances in the relevant securitization trusts) since the inception of the trust.

            Management believes that current loss levels have increased in part due to a loss mitigation strategy of minimizing the real estate owned ("REO") holding period, thereby reducing carrying costs, which accelerated the volume of liquidated properties in the recent period. It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. Current loss levels have also increased due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has reduced significantly purchases in bulk of lower credit grade loans. While the accelerated efforts to sell properties is expected to have a short-term impact on loss levels, the seasoning of the lower credit grade bulk portfolio and the current origination of higher credit grade loans may contribute to an increase in losses over time. Further, the adverse market conditions that existed in the quarter ended December 31, 1998 resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. Management believes that this will increase the Company's level of losses.

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

            The Company's cash flow is also adversely impacted by high delinquency rates in its trusts. Generally, provisions in the agreements have the effect of requiring the overcollateralization account, which is funded primarily by the excess spread on the loans held in the trust, to be increased when the delinquency rates exceed the specified limit up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of December 31, 1998, the Company was required to maintain an additional $85 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at December 31, 1998, $54.2 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

            Dependence on Funding Sources. The Company is dependent upon its access to warehouse and other credit facilities in order to fund new originations and purchases of mortgage loans pending securitization or sale. At December 31, 1998, the Company effectively was limited to one $300 million committed warehouse line. This line expires in April 1999 and will most likely not be renewed. Effective February 10, 1999 and conditioned upon the Initial Closing occurring, the Company obtained two additional committed repurchase lines with aggregate borrowing capacity of $400 million and one $100 million uncommitted repurchase line. In September 1998, the Company entered into a $50 million revolving line of credit secured by its interest-only strips which expires on September 3, 1999. The Company currently has $20 million outstanding on this line. The Company is currently in negotiations with this line's lender for an additional repurchase facility. Management expects that any such repurchase facility will be conditioned, in part, on the prepayment and accelerated expiration of the revolving line of credit. The Company is currently negotiating with various financial institutions and investment banks to obtain additional credit facilities. There can be no assurance that the Company will be able to secure such financing. Further, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain existing facilities, arrange new warehouse or other credit facilities or obtain additional forward commitments, the Company may have to curtail loan origination and purchasing activities, which would have a material adverse effect on the Company's financial position and results of operations and jeopardize the Company's ability to continue to operate as a going concern.

            Risk of Adverse Changes in the Secondary Market for Mortgage Loans. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse facilities and fund new originations and purchases. See "-- Dependence on Funding Sources." The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to securitize or sell whole loans for acceptable prices within a reasonable period of time. Adverse changes in the global markets severely weakened the asset-backed market. Although the asset-backed market has shown some recent improvement, many subprime lenders have continued to rely more heavily on the whole loan market for liquidity. This has resulted in an abundant supply of loans in the whole loan market thereby putting downward pressure on the price for loans so sold and tightening underwriting guidelines for loans to be purchased. In response to these conditions, the Company increased its prices and modified its underwriting guidelines. There can be no assurance, however, that these changes will make the whole loan market more profitable for, or more accessible to, the Company.

            The Company has in the past sold a substantial portion of its loans through securitizations, and will again securitize a significant portion of its loans. In order to gain access to the secondary market in securitization transactions, the Company has utilized monoline insurance companies to provide financial guarantee insurance on the senior interests in loans sold in the secondary market in order to obtain ratings for such interests. Although the Company has used the senior/subordinated structure, which relies on the internal credit enhancements of the pool rather than monoline insurance, the Company expects to utilize monoline insurance companies for at least a portion of its future securitizations. Any substantial reduction in the size or availability of the secondary market for the Company's loans, or the unwillingness of the monoline insurance companies to provide financial guarantee insurance for the senior interests in loans sold in the secondary market, or other accounting, tax or regulatory changes adversely affecting the Company's securitization program, could have a material adverse effect on the Company's financial position and results of operations.

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

            The historical level of gains realized by the Company and its competitors on the sale of non-conforming mortgage loans could attract additional competitors into this market. Certain large finance companies and conforming mortgage originators have announced their intention to originate, or have purchased companies that originate and purchase, non-conforming mortgage loans, and some of these large mortgage companies, thrifts and commercial banks have begun offering non-conforming loan products to customers similar to the borrowers targeted by the Company. In addition, establishing a broker-sourced loan business requires a substantially smaller commitment of capital and human resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter this market quickly and compete with the Company's wholesale lending business.

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

            Concentration of Operations in California. At December 31, 1998, a significant portion of the loans serviced by the Company were secured by properties located in California. Because the Company's servicing portfolio is currently 21.5% concentrated in California, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans, together with any primary financing on the mortgaged properties, will equal or exceed the value of the mortgaged properties. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact the Company's ability to recover losses on properties affected by such disasters and adversely impact the Company's results of operations.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Securitizations - Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. During the three and six months ended December 31,1998, gain on sale included a hedge gain of $1.8 million and a hedge loss of $13.5 million, respectively.

           Interest-Only Strips and OMSRs. The Company had interest-only strips of $323 million and $490 million outstanding at December 31, 1998 and June 30, 1998, respectively. The Company also had OMSRs outstanding at December 31, 1998 and June 30, 1998 in the amount of $34.5 million and $32.1 million, respectively. Both of these instruments are valued at market at December 31, 1998 and June 30, 1998. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions. See "Certain Accounting Considerations -- Accounting for Securitizations."

          These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.


PART II - OTHER INFORMATION

Item 6.                       Exhibits and Reports on Form 8-K

          (a)       Exhibits

          3.3       Certificate of Designation for Registrant's Series B Convertible Preferred Stock

          3.4       Certificate of Designation for Registrant's Series C Convertible Preferred Stock

          4.2(c)    Amendment to Rights Agreement, dated as of December 23, 1998 (1)

          4.7       Registration Rights Agreement, dated as of December 23, 1998 between Registrant and Capital Z Financial Services Fund II, L.P., and certain designated investors

          10.22(b)  First Amendment to Residuals Financing Agreement, dated as of October 6, 1998 between Registrant and NationsBank, N.A.

          10.22(c)  Second Amendment to Residual Financing Agreement, dated as of December 10,
                    1998 between Registrant and NationsBank, N.A.

          10.23(a)  Employment Agreement between Registrant and Cary H. Thompson

          10.23(b)  Amendment No. 1 to the Employment Agreement between the Registrant and
                    Cary H. Thompson.

          10.24     Management Investment Agreement between Registrant and Cary H. Thompson, dated as of February 10, 1999.

          10.25     Employment Agreement between Registrant and Neil B. Kornswiet

          10.26     Management Investment Agreement between Registrant and Neil B. Kornswiet, dated as of February 10, 1999.

          10.27     Management Voting Agreement between Registrant, Cary H. Thompson and
                    Neil B. Kornswiet, dated as of February 10, 1999.

          10.28(a)  Preferred Stock Purchase Agreement, dated as of December 23, 1998 between
                    Registrant and Capital Z Financial Services Fund II, L.P. (1)

          10.28(b)  Amendment No. 1 to Preferred Stock Purchase Agreement, dated as of February 10,
                    1999 between Registrant and Capital Z Financial Services Fund II, L.P.

          10.29     Second Supplemental Indenture, dated as of February 10, 1999, between Registrant,
                    The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003.

          11        Computation of Per Share Earnings (Loss)

          27        Financial Disclosure Schedule

          ------------
          (1) Incorporated by reference from Registrant's Current Report on Form 8-K dated December 31, 1998

          (b) Reports on Form 8-K: During the fiscal quarter ended December 31, 1998, the Company filed (i) a Current Report on Form 8-K dated November 17, 1998 (earliest event reported November 16, 1998), reporting information under Item 5 with respect to discussions with a strategic partner for an equity infusion in the Company, first quarter earnings, production volume, the execution of a forward commitment, a loss on the Company's hedge position and cancellation of the Company's regular quarterly dividend; (ii) a Current Report on Form 8-K dated December 15, 1998 (earliest event reported December 14, 1998), reporting information under Item 5 with respect to the execution of the Second Amendment to the Residuals Financing Agreement by and among the Company and NationsBank, N.A. and the postponement of the Company's 1998 Annual Meeting; and (iii) a Current Report on Form 8-K dated December 31, 1998 (earliest event reported December 23, 1998), reporting information under Item 5 with respect to the execution of the Preferred Stock Purchase Agreement by and between the Company and Capital Z Financial Services Fund II, L.P. and an amendment of the Company's Rights Agreement.

                           AAMES FINANCIAL CORPORATION

                                   SIGNATURES






          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.












                                         AAMES FINANCIAL CORPORATION



Date: February 22, 1999                  By:  /s/  David A. Sklar
                                              ----------------------
                                              David A. Sklar
                                              Executive Vice President-Finance
                                              and Chief Financial and
                                              Accounting Officer

                          AAMES FINANCIAL CORPORATION

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

          3.3       Certificate of Designation for Registrant's Series B Convertible Preferred Stock

          3.4       Certificate of Designation for Registrant's Series C Convertible Preferred Stock

          4.2(c)    Amendment to Rights Agreement, dated as of December 23, 1998 (1)

          4.7       Registration Rights Agreement, dated as of December 23, 1998 between Registrant and Capital Z Financial Services Fund II, L.P., and certain designated investors

          10.22(b)  First Amendment to Residuals Financing Agreement, dated as of October 6, 1998 between Registrant and NationsBank, N.A.

          10.22(c)  Second Amendment to Residual Financing Agreement, dated as of December 10,
                    1998 between Registrant and NationsBank, N.A.

          10.23(a)  Employment Agreement between Registrant and Cary H. Thompson

          10.23(b)  Amendment No. 1 to the Employment Agreement between the Registrant and
                    Cary H. Thompson.

          10.24     Management Investment Agreement between Registrant and Cary H. Thompson, dated as of February 10, 1999.

          10.25     Employment Agreement between Registrant and Neil B. Kornswiet

          10.26     Management Investment Agreement between Registrant and Neil B. Kornswiet, dated as of February 10, 1999.

          10.27     Management Voting Agreement between Registrant, Cary H. Thompson and
                    Neil B. Kornswiet, dated as of February 10, 1999.

          10.28(a)  Preferred Stock Purchase Agreement, dated as of December 23, 1998 between
                    Registrant and Capital Z Financial Services Fund II, L.P. (1)

          10.28(b)  Amendment No. 1 to Preferred Stock Purchase Agreement, dated as of February 10,
                    1999 between Registrant and Capital Z Financial Services Fund II, L.P.

          10.29     Second Supplemental Indenture, dated as of February 10, 1999, between Registrant,
                    The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003.

          11        Computation of Per Share Earnings (Loss)

          27        Financial Disclosure Schedule

          ------------
          (1) Incorporated by reference from Registrant's Current Report on Form 8-K dated December 31, 1998