Form 10-Q
period 1999-03-31
AAMES FINANCIAL CORP/DE
filed 1999-05-17
CIK 879957

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                               Yes [X]     No [ ]

     At May 7, 1999, Registrant had 31,015,893 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                          ITEM NO.                            PAGE NO.
                          --------                            --------
                   PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
         Condensed Consolidated Balance Sheet at March 31,
         1999 and June 30, 1998 (Restated)..................      3
         Condensed Consolidated Statement of Operations for
         the three and nine months ended March 31, 1999 and
         1998 (Restated)....................................      4
         Condensed Consolidated Statement of Cash Flows for
         the nine months ended March 31, 1999 and 1998
         (Restated).........................................      5
         Notes to Condensed Consolidated Financial
  Statements................................................      6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................      8
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     35

                     PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................     35
Signature Page..............................................     37

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31, 1999    JUNE 30, 1998
                                                              --------------    -------------
                                                                                 (RESTATED)
Cash and cash equivalents...................................  $  10,984,000       12,322,000
Loans held for sale, at lower of cost or market.............    342,060,000      198,202,000
Accounts receivable.........................................     19,656,000       51,072,000
Interest-only strips, at estimated fair market value........    324,842,000      490,542,000
Mortgage servicing rights, net..............................     23,249,000       32,090,000
Equipment and improvements, net.............................     14,464,000       13,939,000
Prepaid and other...........................................     12,954,000       17,020,000
Income tax refund receivable................................      9,850,000                -
                                                              -------------      -----------
          Total Assets......................................  $ 758,059,000      815,187,000
                                                              =============      ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings..................................................  $ 281,240,000      286,990,000
Revolving warehouse facilities..............................    284,387,000      141,012,000
Accounts payable and accrued expenses.......................     47,825,000       49,964,000
Deferred income taxes payable...............................      8,486,000       33,170,000
                                                              -------------      -----------
          Total liabilities.................................    621,938,000      511,136,000
                                                              -------------      -----------
Stockholders' equity:
Preferred Stock, par value $.001 per share, 1,000,000 shares
  authorized; none outstanding..............................              -                -
Series B Convertible Preferred Stock, par value $.001 per
  share, 100,000 shares authorized; 26,704 and -0- shares
  outstanding...............................................     26,704,000                -
Series C Convertible Preferred Stock, par value $.001 per
  share, 100,000 shares authorized; 50,046 and -0- shares
  outstanding...............................................     40,725,000                -
Common Stock, par value $.001 per share 50,000,000 shares
  authorized; 31,015,893 and 30,962,578 shares
  outstanding...............................................         31,000           31,000
Additional paid-in capital..................................    250,096,000      249,851,000
Retained earnings (deficit).................................   (181,435,000)      54,169,000
                                                              -------------      -----------
          Total stockholders' equity........................    136,121,000      304,051,000
                                                              -------------      -----------
          Total liabilities and stockholders' equity........  $ 758,059,000      815,187,000
                                                              =============      ===========

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                       --------------------------    ---------------------------
                                        MARCH 31,      MARCH 31,      MARCH 31,       MARCH 31,
                                           1999           1998           1999           1998
                                       ------------    ----------    ------------    -----------
                                                       (RESTATED)                    (RESTATED)
Revenue:
  Gain on sale of loans..............  $  8,236,000    24,821,000      36,665,000     91,259,000
  Net gain (loss) on valuation of
     interest-only strips and
     mortgage servicing rights.......             -     3,058,000    (186,451,000)    13,813,000
  Commissions........................     9,005,000     7,515,000      26,751,000     20,531,000
  Loan servicing.....................    11,656,000    11,634,000      32,510,000     31,778,000
  Fees and other.....................     7,917,000    12,510,000      30,677,000     36,997,000
                                       ------------    ----------    ------------    -----------
          Total revenue, including
            valuation adjustment.....    36,814,000    59,538,000     (59,848,000)   194,378,000
                                       ------------    ----------    ------------    -----------
Expenses:
  Compensation.......................    21,759,000    24,348,000      65,460,000     70,668,000
  Production.........................     9,390,000     9,292,000      30,879,000     22,630,000
  General and administrative.........    11,300,000    10,258,000      38,472,000     27,923,000
  Interest...........................     9,474,000    11,703,000      31,759,000     32,620,000
  Nonrecurring servicing
     receivable......................    37,044,000             -      37,044,000              -
                                       ------------    ----------    ------------    -----------
          Total expenses.............    88,967,000    55,601,000     203,614,000    153,841,000
                                       ------------    ----------    ------------    -----------
Income (loss) before income taxes....   (52,153,000)    3,937,000    (263,462,000)    40,537,000
Provision (benefit) for income
  taxes..............................   (16,174,000)    1,919,000     (29,582,000)    19,416,000
                                       ------------    ----------    ------------    -----------
Net income (loss)....................  $(35,979,000)    2,018,000    (233,880,000)    21,121,000
                                       ============    ==========    ============    ===========
Net income (loss) per share:
Basic................................  $      (1.16)         0.07           (7.55)          0.76
Diluted..............................         (1.16)         0.07           (7.55)          0.68
Dividends per share..................             -          0.03            0.03           0.10
Weighted average number shares
  outstanding:
Basic................................    31,006,962    27,898,000      30,997,059     27,827,000
                                       ------------    ----------    ------------    -----------
Diluted..............................    31,006,962    28,740,000      30,997,059     35,097,000
                                       ============    ==========    ============    ===========

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                              ---------------------------------
                                                                 MARCH 31,         MARCH 31,
                                                                   1999               1998
                                                              ---------------    --------------
                                                                                   (RESTATED)
Operating activities:
  Net income (loss).........................................  $  (233,880,000)       21,121,000
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..........................        4,142,000         2,926,000
     Gain on sale of loans..................................      (35,716,000)      (88,670,000)
     Net loss (gain) on valuation of interest-only strips
       and mortgage servicing rights........................      186,451,000       (13,813,000)
     Accretion of interest-only strips......................       (3,185,000)       (9,299,000)
     Mortgage servicing rights originated...................       (6,194,000)      (13,533,000)
     Mortgage servicing rights amortized....................        9,109,000         6,555,000
     Mortgage servicing rights charged off..................        8,100,000                --
  Changes in assets and liabilities:
     Loans originated or purchased..........................   (1,677,024,000)   (1,709,698,000)
     Proceeds from sale of loans............................    1,533,166,000     1,779,121,000
     (Increase) decrease in:
       Accounts receivable..................................       31,416,000        33,252,000
       Interest-only strips.................................       15,973,000                 -
       Income tax refund receivable.........................       (9,850,000)                -
       Prepaid and other....................................        4,066,000        (2,360,000)
     Increase (decrease) in:
       Accounts payable and accrued expenses................       (2,139,000)        5,053,000
       Deferred income taxes payable........................      (24,684,000)        8,958,000
     6.5% accrued preferred dividend........................         (691,000)                -
                                                              ---------------    --------------
Net cash (used in) provided by operating activities.........     (200,940,000)       19,613,000
                                                              ---------------    --------------
Investing activities:
  Purchases of equipment and improvements...................       (4,667,000)       (4,356,000)
                                                              ---------------    --------------
Net cash (used in) investing activities.....................       (4,667,000)       (4,356,000)
                                                              ---------------    --------------
Financing activities:
  Net proceeds from convertible preferred stock issuance....       67,429,000                 -
  Proceeds from exercise of options.........................          235,000           270,000
  Reduction in borrowings...................................       (5,748,000)                -
  Net increase (decrease) in revolving warehouse
     facilities.............................................      143,375,000       (11,000,000)
  Dividends paid............................................       (1,022,000)       (2,752,000)
                                                              ---------------    --------------
Net cash provided by (used in) financing activities.........      204,269,000       (13,482,000)
                                                              ---------------    --------------
Net increase (decrease) in cash and cash equivalents........       (1,338,000)        1,775,000
Cash and cash equivalents at beginning of period............       12,322,000        26,902,000
                                                              ---------------    --------------
Cash and cash equivalents at end of period..................  $    10,984,000        28,677,000
                                                              ===============    ==============

     See accompanying notes to condensed consolidated financial statements.

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

     The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three and nine months ended March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

     Additionally, certain amounts related to fiscal year 1998 have been reclassified to conform to the fiscal year 1999 presentation.

NOTE 2: RESTATEMENT OF THE RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998

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

     The Company had historically used the cash-in method to account for its interest-only strips. However, during the three months ended December 31, 1998, the Company retroactively changed its practice of measuring and accounting for its interest-only strips to the cash-out method in response to the FASB's Special Report and to public comments from the Securities and Exchange Commission released on December 8, 1998.

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

     Accordingly, the Company's condensed consolidated results of operations of all periods prior to December 31, 1998 as presented herein have been restated to reflect the cash-out method of accounting and

                          AAMES FINANCIAL CORPORATION
reporting for its interest-only strips. The Company intends to file an amended June 30, 1998 Form 10-K in May 1999 to reflect the restatement.

     As used throughout this document, interest-only strips includes overcollateralization amounts.

     The restatement resulted in the following changes to financial information as of and for the three and nine months ended March 31, 1998 (Unaudited. Dollars in thousands, except per share amounts):

                                                           THREE       NINE
                                                           MONTHS     MONTHS
                                                           ENDED       ENDED
                                                          --------    -------
                                                            MARCH 31, 1998
                                                          -------------------
Revenue:
  Previous..............................................  $ 62,772    208,875
  As restated...........................................    59,538    194,378
Net income:
  Previous..............................................     4,120     30,544
  As restated...........................................     2,018     21,121
Earnings per share:
  Basic:
     Previous...........................................      0.15       1.10
     As restated........................................      0.07       0.76
  Diluted:
     Previous...........................................      0.15       0.95
     As restated........................................      0.07       0.68
Interest-only strips:
(end of period)
  Previous..............................................   509,528    509,528
  As restated...........................................   451,033    451,033
Stockholders' equity:
(end of period)
  Previous..............................................   296,416    296,416
  As restated...........................................   258,394    258,394

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

NOTE 4: ISSUANCE OF PREFERRED STOCK

     During the quarter ended March 31, 1999, the Company issued 26,704 shares of Series B Convertible Preferred Stock and 50,046 shares of Series C Convertible Preferred Stock to Capital Z Financial Services Fund II, L.P. (and certain investors designated by it) and received in return proceeds of $67.4 million, which were net of $9.4 million of issuance related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse and other credit facilities and its ability to effect whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's plans to address the Year 2000 problem and (g) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Recent Events," "Overview -- Market Conditions" and "Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the quarterly reports on Form 10-Q filed by the Company during fiscal 1999, and any current reports on Form 8-K filed by the Company.

RECENT EVENTS

     On December 23, 1998, the Company entered into a Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with Capital Z Financial Services Fund II, L.P., a Bermuda limited partnership ("Capital Z"), providing for an equity investment of up to $100 million in the Company. The investment is to be made in three stages, as follows: (i) on February 10, 1999 (the "Initial Closing"), Capital Z and certain other investors designated by it purchased 26,704 shares of the Series B Convertible Preferred Stock ("Series B Preferred Stock") of the Company and 50,046 shares of the Series C Convertible Preferred Stock ("Series C Preferred Stock") of the Company for $1,000 per share, or an aggregate purchase price of $76.8 million (the "Initial Investment"); (ii) as soon as practicable following the Initial Investment, subject to the receipt of stockholder approval of an increase in the Company's authorized common and preferred stock (together with a 1000 to 1 stock split of the preferred stock (the "Recapitalization"), the Company intends to make a distribution in the form of a dividend to the common stockholders of the Company of nontransferable subscription rights to purchase up to $25 million of Series C Preferred Stock for $1.00 per share (the "Rights Offering"); and (iii) Capital Z has agreed to purchase any shares of the Series C Preferred Stock which are not purchased by common stockholders in the Rights Offering. In addition, certain members of the Company's management team have agreed to purchase 997.7 shares of the Series C Preferred Stock for $1,000 per share, and other members of the Management team have agreed to exercise their rights to purchase 1,667,000 shares of Series C Preferred Stock in the Rights Offering for $1.00 per share. On January 4, 1999, a designee of Capital Z received, as a standby commitment fee, warrants to purchase 1,250,000 of the Common Stock at an exercise price of $1.00 per share. In addition, at the time of the Initial Closing, the Company paid a designee of Capital Z a $1,000,000 transaction fee in connection with the transactions contemplated by the Stock Purchase Agreement and Capital Z received an additional warrant (the "Contingent Warrant") to purchase up to 3,000,000 shares of the common stock at an exercise price of $1.00 per share, which is exercisable only if the Recapitalization is not completed by June 30, 1999. In addition, in connection with the transactions contemplated by the Stock Purchase Agreement, the Company has paid Capital Z aggregate additional fees of $2,000,000 and has agreed to reimburse Capital Z for all of its expenses incurred in connection with the negotiation and execution of the Stock Purchase Agreement and the transactions contemplated thereby.

     Pursuant to the terms of the Series B Preferred Stock and Series C Preferred Stock, if the Company fails to effect the Recapitalization prior to June 30, 1999, the dividend rate on the Series B Preferred Stock and Series C Preferred Stock will increase from 6.5% to 15% per annum. Further, prior to the Recapitalization, in addition to its regular dividend rights and rights in liquidation based on its stated value per share, the Series B Preferred Stock and Series C Preferred Stock will participate in dividends and rights in liquidation with holders of the common stock in any remaining assets of the Company.

     The Company had contemplated that the Recapitalization and the Rights Offering would be completed by June 30, 1999. However, the events outlined below, as well as the restatement of accounts discussed in note 2 to the condensed consolidated financial statements, delayed the filing of certain documents with the Securities and Exchange Commission. The Company believes that the Recapitalization and Rights Offering will be completed in July or August 1999. Capital Z has agreed to extend the June 30, 1999 trigger dates in the Contingent Warrant and Series B Preferred Stock and Series C Preferred Stock until August 16, 1999. Certain of the Company's outstanding credit facilities require the Rights Offering to be completed by June 30, 1999. The Company intends to request the necessary waivers of that condition. See "Liquidity."

     The Board of Directors of the Company, effective as of the Initial Closing, consists of nine Directors divided into two classes. One class, consisting of four Directors (the "Series B Directors") is elected annually by the holders of the Series B Preferred Stock, voting as a single class, and the other class of Directors, consisting of five Directors (the "Common Stock Directors"), one of whom is nominated by Capital Z, is elected by the holders of the common stock and the holders of the Series B Preferred Stock, voting together as a single class, for staggered three year terms. The holders of the Series C Preferred Stock are not entitled to vote with respect to the election of Directors. As of February 10, 1999, Capital Z holds Series B Preferred Stock and Series C Preferred Stock representing 100% of the voting rights entitled to elect the Series B Directors, 46.3% of the voting rights entitled to elect the Common Stock Directors and 69.8% of the voting rights entitled to vote with respect to all other matters. Moreover, the investment by Capital Z results in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

     As part of a leadership transition plan approved by the Company's Board of Directors, effective May 14, 1999, Chief Executive Officer Cary Thompson has been appointed vice chairman and director Mani A. Sadeghi has been named interim Chief Executive Officer of the Company. Mr. Sadeghi will assume the duties of chief executive during an interim period while a special committee of the Board completes a search for a new Chief Executive Officer.

     During the quarter ended March 31, 1999, the Company recorded a net loss of $36.0 million. Contributing to the net loss was $15.1 million in pre-tax operating losses and $37.0 million for a one-time charge related to the Company's servicing advances which are recorded as accounts receivable on the Company's balance sheet. The operating loss arose primarily from the Company's reliance on the whole loan market rather than securitization for its loan disposition strategy and, to a lesser extent, reduced loan production. As previously disclosed, the whole loan market is generally less profitable than the securitization market. Further, the gain on sale recorded for the Company's whole loan sales during the quarter were less than the Company's cost of production. The Company has implemented various cost savings plans and expects to realize the benefit from those cost savings in the future. Even with those cost savings, until the Company's loan production increases significantly, the Company will not be profitable as long as it continues to rely solely on the whole loan market. The Company is evaluating market and other conditions with respect to completing a securitization during the quarter ended June 30, 1999. However, no assurance can be given that market conditions will not change or other events will not occur that would preclude or inhibit the Company's ability to complete a securitization in the June 1999 quarter.

     The one-time charge relates to payments made by the Company to the securitization trusts for which it acts as servicer. As servicer of the loans it securitizes, the Company is obligated to advance, or "loan," to the trusts delinquent interest. In addition, as servicer, the Company advances to the trusts foreclosure-related expenses and certain tax and insurance remittances relating to loans in securitized pools. The Company, as servicer, is then entitled to recover these advances from regular monthly cash flows into the trusts, including monthly payments, pay-offs and liquidation proceeds on the related loan. Until recovered, the Company records the cumulative advances as accounts receivable on the balance sheet. In addition, the Company, as servicer, is obligated to make additional payments into the trusts which are not recoverable from monthly cash flows and, therefore, should not be included in accounts receivable. These payments, for example, relate to compensating interest payments for loans that pay-off other than at a month's end. As servicer, the Company is required to pay into the trust that portion of a monthly interest payment that is not included in the pay-off amount. However, payments into a trust that are not recovered from monthly cash flows may be recoverable from the trust's distributions to the Company, as residual certificate holder.

     In early 1999, the Company began to explore ways to reduce the cash burden of its servicing advance obligations through various financing techniques. At the same time, and after a comprehensive review, the Company determined that certain amounts recorded as accounts receivable associated with the Company's securitization trusts were not recoverable from the trusts' monthly cash flows. As a result, accounts receivable were written-down by $37.0 million. This write-down represents the one-time charge.

     In April 1999, the Company entered into a transaction with a loan servicing company pursuant to which the servicing company would sub-service two of the Company's securitization trusts and assume the obligation to make future advances on the two pools. The Company is in the process of completing negotiations with the servicing company for the sale of outstanding servicing advances related to those two pools. Pursuant to this transaction, the Company will receive proceeds of approximately $13.3 million, representing the outstanding advances against those two pools.

     The Company continues to explore other arrangements to reduce the cash burden of its advance obligations. The Company is currently in negotiations for other arrangements to finance or otherwise monetize its servicing advances. The Company believes that its ability to monetize its servicing advances requires it to change the way it has paid, recovered and recorded advances to the securitization trusts. These changes will require the Company to make a one-time cash deposit to the trusts equal to certain existing cumulative advances in the amount of $34.0 million. The one-time cash deposit will be paid into the trusts during the quarter ended June 30, 1999. After the cash deposit is made, the amount of cash the Company will be obligated to advance into the trusts on a monthly basis will be reduced from historical levels. The one-time cash deposit will strain the Company's liquidity until the completion of the Rights Offering, unless an arrangement to monetize the Company's servicing advances can be finalized sooner.

OVERVIEW -- MARKET CONDITIONS

     The results of operations for the quarter ended March 31, 1999 reflect the continued impact on the Company of the negative market conditions that existed in the prior quarter. While the U.S. capital and credit markets improved from the prior quarter, the home equity sector, generally, and the Company, specifically, did not participate in this improvement as capital access remained constrained. These conditions adversely affected the Company's liquidity and loan production until the Initial Closing on February 10, 1999. The Company began to benefit from improving market conditions with the completion of the Initial Investment. However, profitability for the quarter continued to be adversely affected.

     Until the Initial Closing, the Company was dependent upon one committed warehouse line in the amount of $300 million. In conjunction with the Initial Closing, effective February 10, 1999, the Company obtained an additional $400 million in committed credit facilities and an additional $100 million in an uncommitted credit facility.

     The Company's limited warehouse capacity during the first half of the quarter severely hampered the Company's loan production volume. These lower volumes and the time and effort of absorbing the new capital made it infeasible to complete a securitization during the third fiscal quarter. Foregoing the higher gains of the securitization market had an adverse impact on the Company's profitability as it was forced to rely upon less profitable whole loan sales as a means of disposing of its loan production. During the December 31, 1998 quarter, the Company entered into a mandatory forward commitment to sell $750 million of its loan production based on a pricing formula that reflected the negative market conditions that then existed. As previously disclosed, that forward commitment permitted the Company to continue to operate under its restricted warehouse capacity. Changes the Company made to its underwriting guidelines and pricing at the end of the second fiscal quarter to conform to the forward commitment's pricing formula maximized the profitability of that forward during the March quarter. Even with the maximized profitability, however, the forward's pricing formula was still lower than securitization gains and lower than current whole loan prices which steadily increased throughout the March quarter. Still, the size of the forward commitment effectively required the Company to sell substantially all of its loan production under the forward commitment. Therefore, the Company was unable to reap the benefit of the improved whole loan prices. See "General." Additionally, the Company's sale of whole loans during the quarter on a servicing released basis precluded the growth of its servicing portfolio.

     Management is evaluating market and other conditions with respect to re-entering the securitization market in the June 1999 quarter. However, no assurance can be given that market conditions will not change or other events will not occur that would preclude or inhibit the Company's ability to complete a securitization in the June 1999 quarter.

GENERAL

     The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans primarily through a broker network. In March 1998, the Company augmented its retail production by establishing One Stop Retail Direct ("Retail Direct"). Unlike the Company's traditional retail network, which uses a centralized marketing approach, Retail Direct uses a decentralized marketing approach at the branch level. The Company is in the process of consolidating its loan production channels in one company. Subject to receiving the necessary licenses and regulatory approvals, the retail direct and broker production channels will also operate under the name "Aames Home Loan."

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

     The Company originates and purchases loans nationally through three production channels -- retail, broker and correspondent. In recent quarters, the Company has emphasized its core retail and broker loan production channels and decreased its reliance on correspondent purchases. During the three and nine months ended March 31, 1999, the Company originated and purchased $401.7 million and $1.68 billion, respectively, of mortgage loans. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases. The review appraisals are used to substantiate the credit grades assigned to the loans, but generally do not replace the original appraisal for purposes of establishing loan to value ratios. Included in the $1.68 billion of loans originated during the nine months ended March 31, 1999 is $14.4 million of commercial loans originated through the Company's commercial loan division which ceased operations in January 1999.

     The Company retains the servicing on the loans it originates or purchases and securitizes. At March 31, 1999, the Company serviced 100% of its $4.05 billion servicing portfolio. The Company recently entered into a sub-servicing arrangement with a loan servicing company with respect to two pools containing an aggregate of $394.3 million in principal amount of loans at March 31, 1999.

     As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. For a discussion of the impact of current market conditions on the Company's loan disposition strategies, see "Overview -- Market Conditions." The Company sold $393.9 million and $605 million of loans during the three months ended March 31, 1999 and 1998, respectively, and, $1.6 billion and $1.8 billion of loans during the nine months ended March 31, 1999 and 1998, respectively. Of the total amount of loans sold during the nine months ended March 31, 1999 and 1998, $650 million and $1.4 billion were sold in securitizations, respectively. The Company did not complete a securitization during the quarter ended March 31, 1999. See "Recent Events."

     The following table presents the volume of loans originated and purchased by the Company and the portfolio serviced by the Company during the periods presented:

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                              MARCH 31,                MARCH 31,
                                         -------------------    -----------------------
                                           1999       1998         1999         1998
                                         --------    -------    ----------    ---------
                                                         (IN THOUSANDS)
Broker network.........................  $226,420    235,788       866,713(1)   771,378
Retail.................................   156,059    165,018       582,173      455,856(2)
Correspondent..........................    19,270    170,090       228,138      482,464
                                         --------    -------    ----------    ---------
          Total........................  $401,749    570,896     1,677,024    1,709,698
                                         ========    =======    ==========    =========
Servicing portfolio at period end......                         $4,045,000(3) 4,031,000

---------------
(1) Includes $14.4 million of commercial loans.

(2) Includes loans brokered to institutional investors.

(3) Includes $193.9 million of loans subserviced for others by the Company on an interim basis.

     Total originations decreased 29.6% from $570.9 million for the quarter ended March 31, 1998 to $401.7 million for the quarter ended March 31, 1999. The decline in originations resulted from a combination of the Company's limited warehouse capacity in the first half of the quarter and price and underwriting changes implemented in the second fiscal quarter to permit the Company to access the whole loan market and stay within its liquidity constraints. See
"Overview -- Market Conditions." After the Initial Closing and as a result of the increase in warehouse capacity, the Company implemented changes in pricing to jump-start its loan production. As is generally the case in retail and wholesale loan production operations, the changes in pricing are not reflected in production for 45 to 60 days. Consequently, loan production remained low throughout the quarter. The Company's core operations, retail and broker, decreased 4.6% to $382.5 million for the quarter ended March 31, 1999 from $400.8 million for the quarter ended March 31, 1998. The Company's retail originations were $156.1 million for the quarter ended March 31, 1999 compared to $165 million for the quarter ended March 31, 1998. Origination volume for the broker network declined to $226.4 million for the quarter ended March 31, 1999 compared to $235.8 million for the quarter ended March 31, 1998. Correspondent purchases were $19.3 million for the quarter ended March 31, 1999 compared to $170.1 million for the quarter ended March 31, 1998. The decline in the third fiscal quarter of 1999 in correspondent loan purchases reflects pricing changes implemented by the Company in response to the Company's liquidity constraints and its emphasis on core operation loan origination.

     Total loan production for the nine months ended March 31, 1999 declined 1.9% to $1.68 billion from $1.7 billion for the nine months ended March 31, 1998. The Company's retail originations increased 27.7% to $582.2 million for the nine months ended March 31, 1999 compared to $455.9 million for the nine months ended March 31, 1998. Origination volume for the broker network reached $866.7 million for the nine months ended March 31, 1999, up 12.4% compared to $771.4 million for the nine months ended March 31, 1998.

Correspondent volume decreased 52.7% from $482.5 million in the nine months ended March 31, 1998 to $228.1 million for the nine months ended March 31, 1999. See "Overview -- Market Conditions."

     During the quarter ended March 31, 1999 and after the Initial Investment, in response to market conditions and its increased credit availability, the Company decreased its prices in its core loan production and correspondent loan production channels. Management expects that these changes will increase loan production from the March quarter's volumes.

     At April 26, 1999, the Company operated 80 retail loan offices serving 32 states (including the District of Columbia), compared to 89 offices serving 33 states at February 9, 1999. At April 26, 1999, the broker division operated 44 branches serving 46 states (including the District of Columbia), compared to 40 branches serving 46 states at February 9, 1999. At April 26, 1999, Retail Direct operated 21 offices serving 14 states compared to 21 offices serving 12 states at February 9, 1999. See "Expenses."

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

     The change to the cash-out method results only in a difference in the timing of revenue recognition from a securitization and has no effect on the total cash flows of securitization transactions. While the total amount of revenue recognized over the term of a securitization is the same under either method, the cash-out method results in lower initial gains on the sale of loans due to the longer discount period, and higher subsequent loan service revenue resulting from the impact of discounting cash flows. See "Revenue."

     To quantify the impact of the change in accounting, the Company measured the difference between the face value of its residual assets and the value of its residual assets when measured on a discounted basis. Further, the Company used the same assumptions for prepayment, loss and discount rates as were used in the periods affected. The impact of moving to the cash-out method was approximately 11.5% of the interest-only strips asset (excluding the effects of the write-down recorded in the second fiscal quarter). See " Revenue." The use of such a percentage was deemed reasonable for purposes of restating prior period consolidated financial statements.

     As a result, the Company's consolidated results of operations for all prior periods prior to the quarter ended December 31, 1998 have been restated. The Company intends to file an amended June 30, 1998

Form 10-K in May 1999 to reflect the restatement. Such restatement resulted in the following changes to financial information as of and for the three and nine months ended March 31, 1998 (Unaudited. Dollars in thousands, except per share amounts):

                                                           THREE       NINE
                                                           MONTHS     MONTHS
                                                           ENDED       ENDED
                                                          --------    -------
                                                            MARCH 31, 1998
                                                          -------------------
Revenue:
  Previous..............................................  $ 62,772    208,875
  As restated...........................................    59,538    194,378
Net income:
  Previous..............................................     4,120     30,544
  As restated...........................................     2,018     21,121
Earnings per share:
  Basic:
     Previous...........................................      0.15       1.10
     As restated........................................      0.07       0.76
  Diluted:
     Previous...........................................      0.15       0.95
     As restated........................................      0.07       0.68
Interest-only strips:
(end of period)
  Previous..............................................   509,528    509,528
  As restated...........................................   451,033    451,033
Stockholders' equity:
(end of period)
  Previous..............................................   296,416    296,416
  As restated...........................................   258,394    258,394

     Accounting for Securitizations. Although the Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales, the Company relied solely on whole loan sales during the quarter ended March 31, 1999. The following discusses certain accounting considerations which arise only in the context of securitization transactions.

     In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the estimated future cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%), a monoline insurance fee, if any, and an estimate for loan losses. In quarters where the Company engaged in a securitization transaction, net gains or losses in valuation of interest-only strips and mortgage servicing rights include the recognition of a gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Additionally, increases or decreases in valuation of the interest-only strips are also recognized as net gains or losses. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

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

          Rate of Prepayment. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors. For the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, e.g. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company changed its estimate of prepayment rates from a flat constant prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. The new vectored prepayment rates peak at approximately 29% for fixed and approximately 42% to 57% for adjustable rate loans. These revised prepayment rates result in a weighted average life of approximately
     2.9 years.

          Discount Rate. In order to determine the fair value of the cash flow from the interest-only strips, the Company discounts the cash flows based upon rates prevalent in the market. For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that a change in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. For the quarters ended December 31, 1998 and March 31, 1999, the Company used a discount rate of 15% to reflect current market conditions and the appropriate rate of return given the inherent risk of the related asset.

          Credit Losses. In determining the estimate for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations, the loan-to-value ratios, credit grades of the loans included in the current securitizations and other industry data. For the quarters up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of approximately 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considers in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. Accordingly, the Company increased its prospective cumulative loan loss estimate to approximately 2.8% of the balance of the loans in the securitization pools at March 31, 1999.

     The interest-only strips are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the interest-only strips by analyzing its prepayment, discount rate and loss assumptions in relation to its actual experience and current rates of prepayment and loss prevalent in the industry and may adjust or take a charge to earnings through an adjustment to net gain or loss on valuation of interest-only strips. In its regular quarterly review of its interest-only strips, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data and determined that no adjustment of its assumptions (rate of prepayment, discount rate and credit loss) was warranted.

     Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights ("MSRs") assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The Company used a discount rate of 15%. The capitalized cost basis allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of capitalized servicing rights. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. During the three months ended March 31, 1999, the Company adjusted its MSRs down $8.1 million to reflect the sub-servicing of certain trusts to a separate loan servicing company. See "Recent Events."

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (RESTATED AND UNAUDITED)

     The following table sets forth information regarding the components of the Company's revenue and expenses for the three and nine months ended March 31, 1999 and 1998:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 MARCH 31,              MARCH 31,
                                             ------------------    -------------------
                                               1999       1998       1999       1998
                                             --------    ------    --------    -------
                                                          (IN THOUSANDS)
Revenue:
  Gain on sale of loans....................  $  8,236    24,821      36,665     91,259
  Net gain (loss) on valuation of
     interest-only strips..................        --     3,058    (186,451)    13,813
  Commissions..............................     9,005     7,515      26,751     20,531
  Loan servicing:
  Servicing spread.........................     5,846     6,830      14,673     18,251
  Prepayment fees..........................     3,215     2,629      10,363      8,247
  Late charge and other servicing fees.....     2,595     2,175       7,474      5,280
  Fees and other:
  Closing..................................       109       697       1,299      1,954
  Appraisal................................       522       704       2,239      1,839
  Underwriting.............................       443       282       1,280        822
  Interest income..........................     6,639    10,761      25,361     31,870
  Other....................................       204        66         498        512
                                             --------    ------    --------    -------
          Total revenue, including
            valuation adjustments..........    36,814    59,538     (59,848)   194,378
                                             --------    ------    --------    -------
Expense:
  Compensation.............................    21,759    24,348      65,460     70,668
  Production...............................     9,390     9,292      30,879     22,630
  General and administrative...............    11,300    10,258      38,472     27,923
  Interest.................................     9,474    11,703      31,759     32,620
  Nonrecurring servicing receivable........  $ 37,044        --      37,044         --
                                             --------    ------    --------    -------
          Total expense....................    88,967    55,601     203,614    153,841
                                             --------    ------    --------    -------
Income (loss) before income taxes..........   (52,153)    3,937    (263,462)    40,537
Provision (benefit) for income taxes.......   (16,174)    1,919     (29,582)    19,416
                                             --------    ------    --------    -------
          Net income (loss)................  $(35,979)    2,018    (233,880)    21,121
                                             ========    ======    ========    =======

REVENUE

     Total revenue for the three and nine months ended March 31, 1999 was $36.8 million and ($59.8) million, as compared to $59.5 million and $194.4 million for the three and nine months ended March 31, 1998, respectively. The nine month period ended March 31, 1999 revenues include the $191.6 million net loss in valuation of its interest-only strip recorded in the quarter ended December 31, 1998 (the "Write-Down"). The Write-Down reflected the impact of negative market conditions that existed in the quarter on the prepayment, loss and discount rate assumptions applied by the Company in estimating the fair value of its interest-only strips. Revenues for the three and nine months (excluding the Write-Down) ended March 31, 1999 were $36.8 million and $126.6 million, a 38.2% and 34.9% decrease from 1998's comparable periods. The decrease in total revenue during the quarter ended March 31, 1999 from the amount reported in the comparable period in 1998 primarily reflects the Company's reliance on whole loan sales for cash during the quarter. Gains associated with whole loans for cash are generally lower than those recognized when such loans are securitized. This disparity was exacerbated during the March 31, 1999 quarter as substantially all of the whole loan sales were closed under a forward commitment entered into in the prior quarter when whole loan prices were at their lowest level. During the quarter ended December 31, 1998, the Company entered into the mandatory forward commitment to sell $500 million, subsequently amended to $750 million, of loans to an affiliate of one of the Company's lenders. The commitment, which expires in May 1999, reflects the lower whole loan prices that existed during the quarter. As of April 30, 1999, the Company had satisfied $674.2 million of its commitment. This commitment is expected to adversely impact the gain on sale recognized by the Company in subsequent quarters at least until the commitment is satisfied. See "Overview -- Market Conditions." During the three months ended March 31, 1998, the Company sold $605 million of loans of which $300 million were sold in securitizations. In contrast, during the three months ended March 31, 1999, the Company relied exclusively on the whole loan market for its loan disposition strategy. Further contributing to the results for the three months ended March 31, 1999 was the 29.6% decrease in total loan production, from $570.9 million during the March 1998 quarter to $401.7 million during the 1999 comparable quarter. The decrease in total revenue during the nine months ended March 31, 1999 from amounts reported in the comparable 1998 period was due primarily to lower premiums on whole loan sales, lower gains on sale resulting from hedge losses and lower than historical spreads on the Company's $650 million securitization closed in the quarter ended September 30, 1998. During the first fiscal quarter, the Company, as it had historically, hedged its fixed rate pipeline by purchasing hedges against U.S. Treasuries. In the past, changes in Treasury rates were generally reflected in the pass-through rates of the fixed rate portion of the Company's securitization. During fiscal 1999's first quarter, unsettled market conditions resulted in a $15.3 million loss on the Company's hedge position without an equivalent benefit from reductions in the pass-through rate paid on certificates sold in the fixed rate portion of the Company's securitization.

     Gain on sale for the three months ended March 31, 1999 declined $16.6 million, or 66.8%, from $24.8 million gain on sale recorded for the three months ended March 31, 1998. Gain on sale for the three months ended March 31, 1999 reflects the Company's reliance solely on the whole loan market for its loan disposition strategy. During 1998's comparable quarter, the Company relied almost equally on the securitization market for its loan disposition strategy. The gains associated with the whole loan sales were substantially less than the gains associated with the earlier quarter's securitization. Gain on sale for the nine month period ended March 31, 1999, which decreased $54.6 million, or 59.8%, from 1998's comparable period, was also adversely affected by the $13.5 million hedge loss recorded in the period. (See above.)

     Net gain (loss) on valuation of interest-only strips and mortgage servicing rights for the nine months ended March 31, 1999 primarily reflects the impact of the Write-Down recorded in the three month period ended December 31, 1998. The Company determines the fair value of the interest-only strips by applying certain assumptions as to prepayments, losses and discount rate to the estimated future cash flows from prior securitizations. The negative market conditions that existed during the quarter, as well as the performance of the Company's pools of securitized loans, caused management to adjust these assumptions which resulted in the Write-Down. See "Certain Accounting Considerations -- Accounting for Securitizations." Net gain (loss) on valuation of interest-only strips and mortgage servicing rights for the three and nine months ended March 31, 1998 in the amounts of $3.1 million and $13.8 million, respectively, represents the initial difference between the allocated carrying amount and the fair value of the interest-only strip at the date of the closing of the related securitization transaction.

     Commission revenue during the three and nine month period ended March 31, 1999 was $9.0 million and $26.8 million, a 19.8% and 30.3% increase, respectively, from $7.5 million and $20.5 million during the three and nine months ended March 31, 1998. The increase in commissions for the three and nine months ended March 31, 1999 over the comparable 1998 periods was due to higher commission rates earned on loan originations in the Company's retail and broker loan production channels and, for the nine month period, higher retail loan volume.

     Loan servicing revenue for the three and nine months ended March 31, 1999 amounted to $11.7 million and $32.5 million, respectively, as compared to $11.6 million and $31.8 million reported for the comparable periods in 1998. Loan servicing revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans, increased by the accretion of the interest-only strips and reduced by the amortization of the MSRs. Loan servicing revenues for the three and nine months ended March 31, 1999 remained relatively the same as the prior year's comparable periods since the average loan servicing portfolio also remained the same for all periods.

     The Company's loan servicing portfolio at March 31, 1999 increased slightly to $4.05 billion from $4.03 billion at March 31, 1998. At March 31, 1999 the Company's loan servicing portfolio had declined 2.5%, or approximately $102 million, from the $4.1 billion reported at June 30, 1998 reflecting the Company's recent reliance on whole loan sales with servicing released. At March 31, 1999, 100% of the Company's servicing portfolio was serviced in-house, compared to 95% at March 31, 1998. See "Recent Events." Further, the Company recently entered into a sub-servicing arrangement with a loan servicing company with respect to two pools containing an aggregate of $394.3 million in principal amount of loans at March 31, 1999. The growth of the Company's servicing portfolio will be negatively impacted by the Company's reliance on sales of whole loans on a servicing released basis. Nevertheless, management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing. See "Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

     The Company has historically experienced delinquency rates that are higher than those prevailing in its industry due to its origination of lower credit grade loans. At the end of calendar year 1996, the Company started to focus more on higher credit grade loans which should cause delinquencies in the Company's servicing portfolio to decrease in the future. So long as the Company sells loans in the whole loan market on a servicing released basis, the Company will not be adding new loans to the servicing portfolio. The seasoning of the old portfolio without the addition of new loans could cause delinquency rates to rise. The delinquency rate for March 31, 1999 was 16.4% compared to 15.4% at March 31, 1998.

     In some cases, the Company has determined that the proceeds from the disposal of REO and foreclosed properties in its loan servicing portfolio are maximized by accelerating disposition of REO properties rather than holding such properties until market conditions improve. During the nine months ended March 31, 1999, losses increased to $35.4 million from $21.9 million in the comparable prior period due, in part, to a loss mitigation strategy adopted during the 1997 fiscal year of minimizing the REO holding period, thereby reducing carrying costs. This strategy was implemented in conjunction with the transfer in-house of a portion of its servicing portfolio that was previously subserviced by third parties. See "General." It is the Company's goal to reduce the REO holding period to maximize the economics of liquidation transactions. Current loss levels have also increased due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has reduced significantly its bulk purchase program and the purchase in bulk of lower credit grade loans. While the accelerated efforts to sell properties is expected to have a short-term impact on loss levels, the seasoning of the lower credit grade bulk portfolio may contribute to an increase in losses over time. Further, the adverse market conditions that existed during the fall of 1998 resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. Management believes that this will increase the Company's level of losses in future periods.

     The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio for the periods indicated:

                                               YEAR ENDED                 NINE MONTHS ENDED
                                                JUNE 30,                      MARCH 31,
                                   ----------------------------------   ---------------------
                                      1998        1997        1996        1999        1998
                                   ----------   ---------   ---------   ---------   ---------
                                                     (DOLLARS IN THOUSANDS)
Percentage of dollar amount of
  delinquent loans to loans
  serviced (period
  end)(1)(2)(3)(4)
One month........................         3.8%        4.3         4.9         3.0         4.0
Two months.......................         1.3         1.9         1.8         1.0         1.2
Three or more months:
Not foreclosed(4)(5).............         9.0         8.1         8.0        10.5         8.7
Foreclosed(6)....................         1.5         1.0         1.0         1.9         1.5
                                   ----------   ---------   ---------   ---------   ---------
  Total..........................        15.6%       15.3        15.7        16.4        15.4
                                   ==========   =========   =========   =========   =========
Percentage of dollar amount of
  loans foreclosed during the
  period to loans
  serviced(2)(4).................         2.0%        1.5         1.1         2.3         1.6
Number of loans foreclosed(7)....       1,125         560         221       1,284         826
Principal amount of foreclosed
  loans(7).......................  $   84,613      48,029      14,349      93,896      63,892
Net losses on liquidations(8)....      26,488       5,470         931      35,439      15,944
Percentage of annualized losses
  to average servicing
  portfolio(4)...................        0.72%       0.24        0.09        1.15         .59
Servicing portfolio at period
  end(4).........................  $4,147,000   3,174,000   1,370,000   4,045,000   4,031,000

---------------
(1) Delinquent loans are loans for which more than one payment is due.

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

(3) At March 31, 1999, the dollar volume of loans delinquent more than 90 days in 10 of the Company's REMIC trusts, 5 of which also exceeded certain loss limits, formed in December 1992 and during the period from March 1995 to March 1997 exceeded the permitted limit in the related pooling and servicing agreements. See "Capital Resources" and "Risk Factors -- Delinquencies and Losses in Securitizations Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

(4) The servicing portfolio used in the percentage calculations includes $193.9 million of loans subserviced for others by the Company on an interim basis at March 31, 1999.

(5) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(6) Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(7) The increase in the number of loans foreclosed and principal amount of loans foreclosed in the periods presented is due to the larger, more seasoned servicing portfolio.

(8) Represents losses, net of gains, on sales of foreclosed properties during the period indicated.

     Fee and other revenue, which consist of fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees, and interest income, for the three and nine months ended March 31, 1999 decreased 36.7% and 17.1% to $7.9 million and $30.7 million from $12.5 million and $37 million, respectively, during the comparable 1998 periods. The dollar amount of fees and other revenue decreased during the three and nine months ended March 31, 1999 from the comparable 1998 periods primarily due to interest earned on lower amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company, offset by increasing weighted average interest rates on loans held. Interest income should continue to decline so long as the Company relies on whole loan sales which decreases the average number of days loans are held by the Company prior to sale. See "Overview -- Market Conditions."

EXPENSES

     Compensation expense for the three and nine months ended March 31, 1999 decreased 10.6% and 7.4% from $24.3 million and $70.7 million for the three and nine months ended March 31, 1998, respectively, to $21.8 million and $65.5 million for the three and nine months ended March 31, 1999, respectively. This decrease was primarily due to employee attrition brought about by declines in branch expansion, a decrease in compensation incentives as a consequence of the decline in loan origination during the three and nine months ended March 31, 1999 and the absence of incentive compensation due to the Company's results of operations. Despite a $2.6 million decline in compensation expense during the three months ended March 31, 1999 from the amount reported during the comparable 1998 period, compensation as a percentage of loan origination and purchases increased to 5.4% during the three months ended March 31, 1999 from 4.3% during the same period in 1998. The increase reflects the decline in loan origination volume during the quarter ended March 31, 1999 due to material liquidity constraints on the Company's origination capacity when compared to capacity levels existing during the three months ended March 31, 1998. During the nine months ended March 31, 1999, compensation as a percentage of loan originations and purchases declined to 3.9% from the 4.1% reported for the comparable period in 1998. The decline is due to a $5.2 million decrease in compensation expense during the nine months ended March 31, 1999 from the comparable 1998 period offset by a decrease in total origination volume in the nine months ended March 31, 1999 from levels reported during the nine months ended March 31, 1998. In mid-February, 1999 and subsequent to the Initial Closing, management commenced a cost savings program designed to reduce the Company's operating expenses. The implementation of this recent cost savings plan initially included personnel reductions on a Company-wide basis. The effects of these reductions are expected to reduce compensation costs on an annualized basis in a pre-tax amount of approximately $6.7 million. The estimated pre-tax savings in compensation expense during the remainder of fiscal 1999 are expected to approximate $2 million. Severance costs of approximately $500 thousand were recognized in the quarter ended March 31, 1999.

     Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees, increased 1.1% and 36.5% to $9.4 million and $30.9 million during the three and nine months ended March 31, 1999, respectively, from $9.3 million and $22.6 million in the comparable periods last year. The increase in production expense during the three months ended March 31, 1999 from the amounts reported during the comparable 1998 period is due primarily to increases in advertising costs offset by declines in travel and entertainment, and outside appraisal costs. The $8.2 million increase in total production expense during the nine months ended March 31, 1999 from the comparable period ended March 31, 1998 primarily reflects a rise in advertising and the additional cost of outsourcing appraisal services offset by a decline in travel and entertainment costs. Production costs as a percentage of total loan originations and purchases for the three and nine months ended March 31, 1999 were 2.3% and 1.8%, respectively, compared to 1.6% and 1.3% for the three and nine months ended March 31, 1998, respectively. The increase in the percentage of production costs to total loan originations and purchases for the three months ended March 31, 1999 from the similar percentage in the comparable 1998 period is due to the decline between periods in the level of loan originations and purchases.

     General and administrative expense for the three and nine months ended March 31, 1999 increased 10.2% and 37.8% to $11.3 million and $38.5 million, respectively, from $10.3 million and

$27.9 million for the three and nine months ended March 31, 1998, respectively. The increase was primarily the result of increased occupancy, communication and technology costs related to the Company's core origination channel expansion and increased origination volumes and increases in legal and other professional costs related primarily to the negotiation and closing of the Stock Purchase Agreement. As part of the costs savings program implemented in the quarter ended March 31, 1999, the Company ceased activities in certain retail and broker branches that were deemed unprofitable by management. The office space for such branches remains subject to operating leases that management is attempting to sublease or terminate. If such office space is subleased at lease rates less than existing base lease terms or if the lease commitments are bought-out as a consequence of a negotiated lease termination, occupancy expense in future periods will increase for these effects.

     Interest expense during the three months ended March 31, 1999 decreased 19% to $9.5 million from $11.7 million in the comparable three month period in 1998. During the nine months ended March 31, 1999, interest expense decreased 2.6% to $31.8 million from $32.6 million during the nine months ended March 31, 1998. The decrease in interest expense during the three and nine months ended March 31, 1999 was due to lower borrowings used to fund lower loan originations relative to the comparable 1998 periods.

INCOME TAXES

     During the three and nine months ended March 31, 1999, the Company recorded an estimated tax benefit of $16.2 million and $29.6 million, respectively, due to its net operating losses during those periods. The tax benefits for the three and nine months ended March 31, 1999 reflect effective rates of (31%) and (11.2%), respectively, and are net of tax valuation adjustments recorded to account for estimated nonrealizable deferred tax assets. The investment in the Company by Capital Z results in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions. During the three and nine months ended March 31, 1998, the Company's provisions for taxes were $1.9 million and $19.4 million, respectively, reflecting estimated effective tax rates of 48.7% and 47.9%, respectively.

FINANCIAL CONDITION

     Loans Held for Sale. The Company's portfolio of loans held for sale increased to $342.1 million at March 31, 1999, from $198.2 million at June 30, 1998. This increase is directly related to production volume and the size and timing of the Company's securitization and whole loan sales in the secondary market during the fiscal periods ended on such dates. During the month ended April 30, 1999, the Company sold $109.7 million of loans held for sale at March 31, 1999 in whole loan sales for cash.

     Accounts Receivable. Accounts receivable, representing servicing fees and advances and other receivables, decreased to $19.7 million at March 31, 1999, from $51.1 million at June 30, 1998. The level of servicing related advances, in any given period, is dependent on portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections. See "Recent Events."

     Interest-Only Strips. Interest-only strips were $324.8 million at March 31, 1999 compared to $490.5 million at June 30, 1998 reflecting the Write-Down in the December quarter, offset by the non-cash gain recognized on the Company's securitization in the quarter ended September 30, 1998, net of accretion and amortization.

     Mortgage Servicing Rights, net. Mortgage servicing rights, net were $23.2 million at March 31, 1999 compared to $32.1 million at June 30, 1998 reflecting the charge-off of mortgage servicing rights resulting from the Company outsourcing certain loan servicing to subservicers, the capitalization of mortgage servicing rights on the securitization in the quarter ended September 30, 1998, net of amortization. See "Recent Events."

     Equipment and Improvements, net. Equipment and improvements, net, increased slightly to $14.5 million at March 31, 1999 from $13.9 million at June 30, 1998.

     Prepaid and Other Assets. Prepaid and other assets decreased to $13.0 million at March 31, 1999 from $17.0 million at June 30, 1998.

     Income Tax Refund Receivable. At March 31, 1999, the Company had federal and state income tax refunds receivable in the amounts of $8.1 million and $1.8 million, respectively. The federal income tax refund was received in April 1999.

     Borrowings. Borrowings at March 31, 1999 decreased to $281.2 million from $287 million at June 30, 1998 and reflects the scheduled $5.8 million principal reduction to the Company's 10.5% Senior Notes.

     Revolving Warehouse Facilities. Amounts outstanding under warehouse and repurchase facilities increased to $284.4 million at March 31, 1999 from $141 million at June 30, 1998, primarily as a result of the increase in mortgage loans held for sale and from the negative cash flow from operations during the nine months ended March 31, 1999, and the resulting decrease in equity capital. Proceeds from the Company's whole loan sales and securitizations are used to pay down the Company's warehouse and repurchase facilities.

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

     Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The deterioration of the credit and capital markets severely restricted the Company's access to these markets during the current quarter until the Initial Closing on February 10, 1999. The $76.8 million ($67.4 million net of issuance expenses) in equity capital from the Initial Investment augmented the Company's negative operating cash until additional working capital lines were established. On February 10, 1999, the Company entered into a $300 million committed repurchase facility and a $100 million committed warehouse line provided from two separate financial institution counterparties. The $100 million committed warehouse line also includes a $100 million uncommitted warehouse facility. All of the aforementioned facilities expire on February 9, 2000. The $100 million committed and $100 million uncommitted warehouse lines required the Company to obtain an additional working capital facility by no later than March 26, 1999. On April 9, 1999, the Company obtained an additional $175 million committed repurchase facility and a $25 million revolving line of credit for working capital needs from a third financial institution counterparty. The lender of the $100 million committed and $100 million warehouse facilities waived its original working capital deadline in anticipation of closing this transaction. On April 8, 1999, the Company's pre-existing $300 million syndicated warehouse facility which had included a working capital sublimit expired. See "Capital Resources."

     The Company has historically relied on working capital lines to help it fund its servicing advance obligations. As servicer of the loans it securitizes, the Company is obligated to advance, or "loan," to the trusts delinquent interest. In addition, as servicer, the Company advances to the trusts foreclosure related expenses and certain tax and insurance remittances relating to loans in securitized pools. The Company, as servicer, is then entitled to recover these advances from regular monthly cash flows into the trusts, including monthly payments, pay-offs and liquidation proceeds on the related loan.

     The Company has been exploring ways in which it could reduce the cash burden of its servicing advance obligations and reduce its reliance on working capital lines. In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization pools. Further, the loan service company assumed the obligations to make all future advances on those two pools. The Company is in the process of completing negotiations for the sale to the loan servicing company of the outstanding servicing advances on those two pools for approximately $13.3 million. The Company is currently in negotiations for arrangements to finance or otherwise monetize its servicing advances. The Company believes that its ability to monetize its advances requires it to change the way it has paid, recovered and recorded advances to the securitization trusts. These changes will require the Company to make a one-time cash deposit to the trusts equal to certain cumulative advances in the amount of $34.0 million. The one-time cash deposit will be paid into the trusts during the quarter ended June 30, 1999. The one-time cash deposit will strain the Company's liquidity until the completion of the Rights Offering, unless an arrangement to monetize the Company's servicing advances can be finalized sooner. After the cash deposits are made, the amount of cash the Company will be obligated to advance into the trusts on a monthly basis will be reduced from historical levels.

     Under the terms of the Company's Indenture, dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times adjusted stockholders' equity. Warehouse indebtedness is not included in the indebtedness limitations. The Company's new repurchase and warehouse facilities contain similar limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual and servicing advance financing the Company may incur on such assets allocable to post-September 1996 securitizations is limited to 75% of the difference between such post-September 1996 residuals and servicing advances and $225 million.

     Although the Company's loan disposition strategy consists of a combination of securitizations and whole loan sales, whole loan sales were the sole disposition method during the third fiscal quarter and may be the sole disposition method during the fourth fiscal quarter. The Company will continue to monitor market conditions and cash flow to determine the optimal time to re-enter the securitization market. If the Company does not complete a securitization during the quarter ended June 30, 1999, it is very likely that it will report an operating loss for the quarter. During the three and nine months ended March 31, 1999, the Company securitized -0- and $650 million, respectively, compared to $300 million and $1.4 billion, respectively, in the comparable 1998 periods. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements increase up to approximately twice the level otherwise required when the delinquency rates exceed the specified limit. At March 31, 1999, the Company was required to maintain an additional $76.4 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at March 31, 1999, $41 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts. See "Risk Factors -- Delinquencies and Losses in Securitization Trusts; Right to Terminate Mortgage Servicing; Negative Impact on Cash Flow."

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

     The Company's primary sources of liquidity are expected to be cash from the Initial Investment and the Rights Offering, fundings under warehouse and repurchase facilities, working capital facilities, whole loan sales and the monetization of the Company's servicing advances. See "Recent Events."

     The Company had originally anticipated that the Rights Offering would be completed in the quarter ending June 30, 1999. However, the Company was delayed in making the required filings with the Securities and Exchange Commission pending completion of the restatement of its financial statements. See "Certain

Accounting Considerations." The Company currently expects the Rights Offering to be completed in July or August 1999. Each of the Company's repurchase, warehouse and working capital lines require the Rights Offering to be completed by June 30, 1999. The Company intends to request a waiver for this breach from each of the lenders and expects that the waiver will be forthcoming. Certain provisions relating to the Stock Purchase Agreement require the Recapitalization to be completed by June 30, 1999. See "Recent Events." Capital Z has agreed to extend the date to August 16, 1999. Further, the failure to complete the Rights Offering by June 30, 1999, combined with the net loss reported for the quarter ended March 31, 1999 and the net loss that may be reported for the quarter ended June 30, 1999 if the Company does not complete a securitization, may violate other provisions in those credit lines relating to minimum levels of net worth at certain dates. The Company intends to ask the lenders to modify those provisions to avoid a potential default and expects those modifications to be forthcoming. If the waiver or modifications are not obtained, the Company would have to find alternative sources of funds. If those alternative sources of funds were not obtained, the Company's ability to continue to operate would be jeopardized.

     The Company's primary and potential sources of liquidity as described in the paragraph above (assuming continued access to working capital financing, completion of the Rights Offering and implementation of the cash savings plans which by no means can be assured) are expected to be sufficient to fund the Company's liquidity requirements through at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. If available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. See "Capital
Resources -- Warehouse, Repurchase and Working Capital Facilities." There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and dispose of.

CAPITAL RESOURCES

     The Company has historically financed its operating cash requirements primarily through (i) warehouse and repurchase facilities and working capital lines of credit, (ii) the securitization and sale of mortgage loans, and (iii) the issuance of debt and equity securities.

     Warehouse, Repurchase and Working Capital Facilities. Through February 10, 1999, the Company retained access to warehouse and other credit facilities with borrowing limits aggregating in excess of $1.0 billion. Changes in advance rates imposed by lenders effectively limited the Company to a single $300 million committed warehouse line. The warehouse line included a working capital line of credit with a syndicate of ten commercial banks. This facility was secured by loans originated and purchased by the Company, as well as certain servicing receivables. This line expired on April 8, 1999.

     On February 10, 1999, and conditioned upon the Initial Closing occurring, the Company entered into a $100 million committed warehouse facility and a $300 million committed repurchase facility and one uncommitted warehouse facility in the amount of $100 million. These facilities are each secured by the Company's home equity mortgage loans. One of the committed facilities, in the amount of $300 million, bears interest at rates of from 1.25% to 1.75% over one month LIBOR depending upon selected sublimits under the facility and expires on February 9, 2000. The other committed facility in the amount of $100 million bears interest at a rate of 1.50% over one month LIBOR and expires on February 9, 2000. The $100 million uncommitted facility bears interest at 1.50% over one month LIBOR and expires on February 9, 2000. On April 7, 1999, the Company entered into a second committed repurchase facility in the amount of $175 million. This facility is secured by the Company's home equity mortgage loans, bears interest at a rate of from 1.25% to 1.50% over one month LIBOR depending on selected submits, and expires on April 5, 2000. The Company's ability to continue to draw under these facilities is conditioned upon the Rights Offering closing on or prior to June 30, 1999. The Company currently expects that the Rights Offering will not be completed until July or August 1999. The Company intends to request a waiver for this breach from each of the lenders and expects that the waiver will be forthcoming. See "Liquidity." Further, the loss reported in the current quarter combined with the failure to complete the Rights Offering by June 30, 1999 and the potential loss for the quarter ended June 30, 1999 if the Company does not complete a securitization would cause the Company to violate other provisions in these credit lines relating to minimum net worth. The Company intends to ask the lenders to modify those provisions to avoid a potential default and expects those modifications to be forthcoming. If the waiver or modifications are not obtained, the Company would have to find alternative sources of funds. If those alternative sources of funds were not obtained, the Company's ability to continue to operate would be jeopardized. See "Liquidity." The Company will continue to require short-term warehouse facilities. If the Company is unable to maintain existing warehouse or repurchase lines, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

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

     On April 9, 1999, this line was amended to provide for a maximum borrowing capacity of $25 million secured by certain of the Company's interest-only strips and certain of its servicing receivables. The collateral is subject to mark-to-market valuation, or may otherwise be deemed unacceptable, in the sole discretion of the lender. To the extent that such provisions result in a shortfall, the line provides for the delivery of additional collateral to bring the line back to compliance. Advances on this line bear interest at the Federal Funds Rate, plus 200 basis points. This line contains provisions similar to those contained in the warehouse and repurchase lines with respect to the Rights Offering and minimum net worth. See "Liquidity;" "Risk Factors -- Dependence on Funding Sources."

     Loan Sales. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "Overview -- Market Conditions," and "Risk
Factors -- Risk of Adverse Changes in the Secondary Market for Mortgage Loans."

     Other Capital Resources. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional public equity and debt sources. In December 1991, July 1993, June 1995, October 1996 and April 1998, the Company effected public offerings of its common stock with net proceeds to the Company aggregating $217 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At March 31, 1999, the Company had no money available for the payment of such distributions under the most restrictive of such covenants.

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

     During the three months ended March 31, 1999, the Company raised an additional $76.8 million ($67.4 million net of issuance expenses) in the Initial Investment by Capital Z. Subsequent to receiving stockholder approval of the Recapitalization, the Company will commence the Rights Offering. Capital Z has agreed to purchase any shares of the Series C Preferred Stock which are not purchased by the common stockholders in the Rights Offering.

     The Company had cash and cash equivalents of approximately $10.9 million at March 31, 1999. See "Risk Factors -- Negative Cash Flow and Capital Needs."

YEAR 2000 COMPLIANCE AND TECHNOLOGICAL ENHANCEMENT

     Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 8 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may effect its operations and business, or expose it to third party liability.

     The Company's year 2000 compliance program consists of four phases -- inventory, risk assessment process, corrective action and testing. The Company has completed the inventory phase which included the identification of all computer hardware and software, electronic data exchanges, operating systems, communications systems and non-information items. As a corollary to the inventory phase, the Company has made inquiries of its significant vendors as to their year 2000 readiness.

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

RISK MANAGEMENT

     The Company is currently re-evaluating its current hedging policy, and at March 31, 1999 had no hedge transactions in place. While the Company monitors the interest rate environment and has employed fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

RISK FACTORS

NEGATIVE CASH FLOW AND CAPITAL NEEDS

     We operate on a negative cash flow basis (our cash expenditures exceed our cash earnings). Our negative cash flow arises mostly from our use of securitization to sell our loans. Each time we enter into a securitization transaction, we transfer a significant amount of loans that we recently originated or purchased to a separate entity, usually a trust. In exchange for the loans, we receive cash and an interest in the loans securitized. Our interest in the loans securitized is evidenced by the non-cash gain on sale we record at the closing of the securitization. The cash we receive from the trust is raised through the trust's sale of certificates or bonds. These certificates or bonds give the holders the right to receive principal payments on the securitized loans and the interest rate on the certificate or bond. The interest rate on the loans is higher than, usually substantially so, the interest rate on the certificates or bonds. The amount of that excess spread provides the basis for the non-cash gain we record at the closing. The actual amount of the gain is reduced by fees paid to us as servicer of the loans (collecting interest and managing delinquencies and foreclosures) and fees paid to an insurance company for a credit-enhancement policy, if one is issued. The gain recorded also reflects our estimate of the life of the loans (most of our loans prepay in under 3 years even though substantially all have 30 year terms) and estimated losses on the loans. A risk adjusted discount rate is then applied to the estimated cash flows. The end result is our non-cash gain on sale. The amount of the gain is added to the interest-only strips carried on our balance sheet. The interest-only strips represents the aggregate amount of gain on sale recorded on all of our securitizations. This amount is adjusted through amortization (payments received by the trusts) and actual prepay or loss performance that is different from our original estimates. In a securitization, we record as income the non-cash gain on sale of the loans securitized upon the closing of the securitization. We receive the cash representing the gain over the actual life of the loans securitized.

     Our primary uses of cash relate to our use of securitizations to sell our loans. These uses include:

     - mortgage loan originations and purchases before their securitization and sale;

     - fees, expenses and hedging costs, if any, incurred for the securitization of loans;

     - cash reserve accounts or overcollateralization required in the securitization and sale of loans;

     - tax payments generally due on recognition of non-cash gain on sale recorded in the securitizations;

     - ongoing administrative and other operating expenses;

     - interest and principal payments under our credit facilities and other existing indebtedness;

     - cash advances made on delinquent loans included in our loan servicing portfolio; and

     - costs of expanding our loan production units.

     We did not execute a securitization during the quarter ended March 31, 1999 and relied on whole loan sales for cash. We are evaluating market and other conditions regarding completing a securitization in the June quarter. Market conditions or other events may prevent us from doing so. Whole loan prices are too low to eliminate our negative cash flow. We have implemented and have under discussion various cash savings plans. However, we may be unable to implement these plans. Even if we do implement these plans, cash expenditures may still exceed cash income. Therefore, we need continued access to short- and long-term external sources of cash to fund our operations.

     Our primary sources of cash are expected to be cash from the Rights Offering, warehouse (loan origination) facilities, working capital (bank credit) facilities, transactions by which we monetize our servicing advance receivables and whole loan sales.

     Our primary and potential sources of cash as described in the paragraph above should be sufficient to fund our cash requirements through at least the next 12 months, but only if our future operations are consistent with our current growth expectations. If available at all, the type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. However, we are not sure that these sources of cash will be available when needed. Even if the sources of cash are available, the providers of cash may impose terms that are not favorable to us. As a result of the limitations described above, we may be restricted in the amount of loans that we will be able to produce and dispose of.

DELINQUENCIES AND LOSSES IN SECURITIZATION TRUSTS; RIGHT TO TERMINATE MORTGAGE SERVICING; NEGATIVE IMPACT ON CASH FLOW

     A substantial majority of our servicing portfolio consists of loans securitized by us and sold to real estate mortgage investment conduits or owner trusts in securitization transactions. Generally, the agreement entered into in connection with these securitizations contains specified limits on delinquencies (i.e., loans past due 90, or in some cases 60, days or more) and losses that may be incurred in each trust. Losses occur when the cash we receive from the sale of foreclosed properties, less sales expenses, is less than the principal balances of the loans previously secured by those properties and related interest and servicing advances (see below).

     A majority of our securitization transactions were credit-enhanced by an insurance policy issued by a monoline insurance company. That insurance policy protects the securitization investor against certain losses. If, at any measuring date, the delinquencies or losses with respect to any trust credit-enhanced by monoline insurance were to exceed the delinquency or loss limits applicable to that trust, provisions of the agreements permit the monoline insurance company to terminate our rights to service the loans in the affected trust.

     Higher delinquency rates hurt our cash flows. When delinquency rates exceed the limit specified in the securitization agreement, our right to receive cash from the trust is delayed. When delinquency rates exceed the specified amount, we are required to use the cash flows from the trust to make accelerated payments of principal on the certificates or bonds issued by the trust. These accelerated payments increase the overcollateralization levels (the amount that the principal balance of the loans in the trust exceeds the principal balance of the certificates or bonds issued by the trust). We do not receive distributions from the trust until after the required overcollateralization levels are met. Generally, provisions in the securitization agreements have the effect of requiring the overcollateralization amount to be increased up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of March 31, 1999, we were required to maintain an additional $76.4 million in overcollateralization amounts as a result of the level of the delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at March 31, 1999, $41.0 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

     Higher delinquency rates also negatively affect our cash flows because we act as servicer of the loans in the trust. As the servicer, we are required to use our cash to pay (advance) to the trust past due interest.

     Higher delinquency and loss levels may also affect our reported earnings. We apply certain assumptions with respect to expected losses on loans in a securitization trust to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. If actual losses exceed those assumptions, we may be required to take a charge to earnings. The charge to earnings would result in an adjustment to the carrying value of the interest-only strips recorded on our balance sheet.

     At March 31, 1999, the dollar volume of loans delinquent more than 90 days in our 10 securitization trusts formed in December 1992 and during the period from March 1995 to March 1997 exceeded the permitted limit in the related securitization agreements.

     We have implemented various plans to lower the delinquency rates in our future trusts, including diversifying the loans we originate and purchase to include higher credit grade loans. The delinquency rate at March 31, 1999 was 16.4% and at June 30, 1998 was 15.4%.

     Five of the ten trusts referred to above (representing in the aggregate 15.4% of the dollar volume of our servicing portfolio) exceeded loss limits at March 31, 1999. The limit that has been exceeded provides that losses may not exceed a certain threshold (which ranges from .50% to .94% of the original pool balances in the relevant securitization trusts) on a rolling 12 month basis.

     Although the monoline insurance company has the right to terminate servicing with respect to the trusts that exceed the delinquency and loss limits, no servicing rights have been terminated and we believe that it is unlikely that we will be terminated as servicer. We cannot be sure, however, that our servicing rights with respect to the mortgage loans in such trusts, or any other trusts which exceed the specified delinquency or loss limits in future periods, will not be terminated.

     We believe that current loss levels have increased in part due to our recently implemented strategy of minimizing the period of time foreclosed properties are held before sale. In this way, we reduce carrying costs. The implementation of this strategy accelerated the volume of foreclosed properties sold. Current loss levels have also increased due to the aging of the lower credit grade loans purchased in bulk and included in our earlier securitization trusts. The losses incurred on those lower credit grade loans are higher than we originally anticipated. We no longer purchase large volumes of lower credit grade loans in bulk purchases. We expect the accelerated efforts to sell properties to have a short-term impact on loss levels. We expect the aging of the lower credit grade bulk portfolio and the current origination of higher credit grade loans to contribute to an increase in losses over time.

     Further, the adverse market conditions that existed in the quarter ended December 31, 1998 and, to a lesser extent, March 31, 1999, resulted in

     - the tightening of underwriting guidelines by purchasers of whole loans, and

     - the insolvency of several large subprime home equity lenders.

     These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing their loans with other lenders. We believe that this will increase our level of losses.

RISK OF CHANGES IN INTEREST RATE ENVIRONMENT

     A substantial and sustained increase in long-term interest rates could, among other things:

     - decrease the demand for consumer credit;

     - adversely affect our ability to originate or purchase loans; and

     - reduce the average size of loans we underwrite.

     A significant decline in long-term interest rates could increase the level of loan prepayments. An increase in prepayments would decrease the size of, and servicing income from, our servicing portfolio. Our expectations as to prepayment are used to determine the amount of non-cash gain on sale recorded at the closing of a securitization transaction. An increase in prepayment rates could result in a charge to earnings if the rate is faster than originally expected. The charge to earnings would result in an adjustment to the carrying value of the interest-only strips recorded on our balance sheet.

     A substantial and sustained increase in short-term interest rates could, among other things:

     - increase our borrowing costs (most of which are tied to those rates); and

     - reduce the gains recorded by us upon the securitization and sale of loans.

YEAR 2000 COMPLIANCE AND TECHNOLOGY ENHANCEMENTS

     As part of our overall systems enhancement program, we are using both internal and external resources to identify, correct, reprogram or replace, and test our systems for year 2000 compliance. It is anticipated that all of our year 2000 compliance efforts will be completed on time. We cannot be sure, however, that the systems of other companies on which our systems rely will be timely reprogrammed for year 2000 compliance.

     Certain state regulatory authorities have imposed early deadlines for year 2000 compliance. We may be unable to meet those deadlines. If we are unable to satisfy those regulators that our year 2000 compliance effort is adequate, our license to conduct business in a state could be revoked or not renewed.

     We have recently installed and are testing a year 2000 compliant loan origination system that is expected to add approximately $2.0 million per year to our technology costs over the next three years. Other technology enhancements are being reviewed but, to date, the costs for those enhancements have not been determined.

PREPAYMENT RISK

     If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the interest-only strips may have to be adjusted through a charge to earnings in the period of adjustment. The rate of prepayment of loans may be affected by a variety of economic and other factors. We estimate prepayment rates based on our expectations of future prepayment rates, which are based, in part, on the historic performance of our loans and other considerations.

CREDIT RISK

     Loans made to borrowers in the lower credit grades have historically resulted in a higher risk of delinquency and loss than loans made to borrowers who use conventional mortgage sources. We believe that the underwriting criteria and collection methods we use permit us to mitigate the higher risks inherent in loans made to these borrowers. However, we cannot be sure that those criteria or methods will protect us against those risks. In the event that loans we originate and purchase experience higher delinquencies, foreclosures or losses than anticipated, our results of operations or financial condition could be adversely affected.

     All of our loans are collateralized by residential property. The value of the property collateralizing our loans may not be sufficient to cover the principal amount of the loans in the event of liquidation. Losses not covered by the underlying properties could have a material adverse effect on our results of operations and financial condition. In addition, historical loss rates affect the assumptions used by us in computing our non-cash gain on sale. If actual losses exceed those assumptions, we may be required to take a charge to earnings.

     Adjustable rate loans account for a substantial portion of the mortgage loans that we originate or purchase. Substantially all of the adjustable rate mortgages include a "teaser" rate, i.e., an initial interest rate significantly below the fully indexed interest rate at origination. Although these loans are underwritten at the indexed rate as of the first adjustment date, credit-impaired borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loan.

BASIS RISK

     The value of our interest-only strips created as a result of the securitization of adjustable rate mortgage ("ARM") loans is subject to so-called basis risk. Basis risk arises when the ARM (including fixed initial rate mortgage) loans in a securitization trust bear interest based on an index or adjustment period that is different from the certificates or bonds issued by the trust. Accordingly, in the absence of effective hedging (loss mitigation) strategies, in a period of increasing interest rates, the value of the interest-only strips would be adversely affected because the interest rates on the certificates or bonds issued by a securitization trust could adjust faster than the interest rates on our ARMs in the trust. ARMs are typically subject to periodic and lifetime interest rate caps, which limit the amount an ARM's interest rate can change during any given period. In a period of rapidly increasing interest rates, the value of the interest-only strips could be adversely affected in the absence of effective hedging strategies because the interest rates on the certificates or bonds issued by a securitization trust could increase without limitation by caps, while the interest rates on our ARMs would be so limited.

DEPENDENCE ON FUNDING SOURCES

     We use cash draws under credit facilities, referred to as warehouse and repurchase facilities, to fund new originations and purchases of mortgage loans before securitization or sale. We currently have three committed lines with aggregate borrowing capacity of $575 million and one $100 million uncommitted repurchase line. We use cash draws under working capital lines to fund our servicing advance obligations. As servicer of the loans we securitize, we are required to advance, "loan," to the trusts delinquent interest. In addition, as servicer we advance to the trusts foreclosure related expenses, and certain tax and insurance remittances relating to loans serviced. We currently have a $25 million working capital line available to us. We are currently negotiating with various financial institutions and investment banks to obtain additional credit facilities. We cannot be sure that we will be able to secure the financing. Further, we cannot be sure we will be able to get the financing on favorable terms. To the extent that we are unable to maintain existing facilities, arrange new warehouse, repurchase or other credit facilities or obtain additional commitments to sell whole loans for cash, we may have to curtail loan origination and purchasing activities. This would have a material adverse effect on our financial position and results of operations and jeopardize our ability to continue to operate as a going concern.

     Each of our warehouse, repurchase and working capital lines requires us to complete the Rights Offering by June 30, 1999. We do not believe that the Rights Offering will be completed until July or August 1999. We will be asking the lenders for waivers of this breach. We expect to receive the waivers. If we do not receiver the waivers, we will have to find alternative sources of funds to continue to operate. Certain provisions relating to the Stock Purchase Agreement require the Recapitalization to be completed by June 30, 1999. See "Recent Events." Capital Z has agreed to extend this deadline to August 16, 1999. Those credit facilities also contain provisions which require us to have a certain level of equity at certain dates. Our failure to complete the Rights Offering by June 30, 1999, combined with our loss in the March quarter and a possible loss in the June quarter if we do not complete a securitization in the June quarter may violate these provisions. We intend to ask the lenders for modifications of these provisions to avoid a potential default. We expect the credit facilities to be modified. If they are not modified and we do violate these provisions, we would need to find alternative sources of funds to continue to operate.

RISK OF ADVERSE CHANGES IN THE SECONDARY MARKET FOR MORTGAGE LOANS

     We must be able to sell loans we originate and purchase in the securitization and whole loan market to generate cash proceeds to pay down our warehouse and repurchase facilities and fund new originations and purchases. See "-- Dependence on Funding Sources." Our ability to sell loans in the securitization and whole loan markets on acceptable terms is essential for the continuation of our loan origination and purchase operations. The value of and market for our loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in these factors may affect our ability to securitize or sell whole loans for acceptable prices within a reasonable period of time. Adverse changes in the global markets severely weakened the asset-backed market in the quarter ending December 31, 1998. We continued to feel those effects in the March 31, 1999 quarter. During the December quarter, we entered into a mandatory forward commitment to sell $750 million of our loan production based on a pricing formula that reflected the negative market conditions that then existed. That forward commitment permitted us to continue to operate under our restricted warehouse capacity. Changes we made to our underwriting guidelines and pricing during the second fiscal quarter to conform to the forward commitment's pricing formula maximized the profitability of that formula during the March quarter. Even with the maximized profitability, the forward's pricing formula was still lower than securitization gains and lower than current whole loan prices which steadily increased throughout the quarter. Still, the size of the forward commitment effectively required us to sell substantially all of our loan production under the forward commitment. Therefore, we were unable to reap the benefit of the improved whole loan prices.

     We have in the past sold a substantial portion of our loans through securitizations, and will again securitize a significant portion of our loans. To facilitate the sale of certificates or bonds issued by the securitization trust, we must obtain investment grade ratings for the certificates or bonds. To obtain those credit ratings, we credit-enhance the securitization trust. The overcollateralization amount (the amount by which the principal amount of the loans in the securitization trust exceeds the principal amount of the certificates or bonds issued by the trust) is one form of credit enhancement. Additionally, we either obtain an insurance policy to protect holders of the certificates or bonds against certain losses, or sell subordinated interests in the securitization trusts.

     Our financial position and results of operations would be materially affected if investors were unwilling to purchase interests in our securitization trusts or monoline insurance companies were unwilling to provide financial guarantee insurance for the certificates or bonds sold. Other accounting, tax or regulatory changes could also adversely affect our securitization program.

     We rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase our loans in the whole loan market. We cannot be sure that the purchasers will be willing to purchase loans on satisfactory terms or that the market for such loans will continue. Our results of operations and financial condition could be materially adversely affected if we could not successfully identify whole loan purchasers or negotiate favorable terms for loan purchases.

DEPENDENCE ON BROKER NETWORK

     We depend on independent mortgage brokers for the origination and purchase of our broker loans, which constitute a significant portion of our loan production. These independent mortgage brokers negotiate with multiple lenders for each prospective borrower. We compete with these lenders for the independent brokers' business on pricing, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with us. Our future results of operations and financial condition may be vulnerable to changes in the volume and cost of its broker loans resulting from, among other things, competition from other lenders and purchasers of such loans.

COMPETITION

     We face intense competition in the business of originating, purchasing and selling mortgage loans. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Our competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, investment banks, credit unions, thrift institutions, credit card issuers and insurance companies. In the future, we may also face competition from government-sponsored entities, such as FNMA and FHLMC. These government-sponsored entities may enter the subprime mortgage market and target potential customers in our highest credit grades, who constitute a significant portion of our customer base.

     The historical level of gains realized on the sale of subprime mortgage loans could attract additional competitors into this market. Certain large finance companies and conforming mortgage originators have announced their intention to originate, or have purchased companies that originate and purchase, subprime mortgage loans, and some of these large mortgage companies, thrifts and commercial banks have begun offering subprime loan products to customers similar to our targeted borrowers. In addition, establishing a broker-sourced loan business requires a substantially smaller commitment of capital and human resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter this market quickly and compete with our broker lending business.

     Additional competition may lower the rates we can charge borrowers and increase the cost to purchase loans, which could potentially lower the gain on future loan sales or securitizations. Increased competition may also reduce the volume of our loan origination and loan sales and increase the demand for our experienced personnel and the potential that such personnel will leave for competitors.

     Competitors with lower costs of capital have a competitive advantage over us. During periods of declining rates, competitors may solicit our customers to refinance their loans. In addition, during periods of economic slowdown or recession, our borrowers may face financial difficulties and be more receptive to the offers of our competitors to refinance their loans.

     Our correspondent and broker programs depend largely on independent mortgage bankers and brokers and other financial institutions for the purchases of new loans. Our competitors also seek to establish relationships with the same sources.

CONCENTRATION OF OPERATIONS IN CALIFORNIA

     At March 31, 1999, 21.8% of the loans we serviced were collateralized by residential properties located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

TIMING OF LOAN SALES

     Our loan disposition strategy calls for substantially all of our production to be sold in the secondary market each quarter. However, market and other considerations, including the conformity of loan pools to monoline insurance company and rating agency requirements, could affect the timing of the sale transactions. Any delay in the sale of a significant portion of our loan production beyond a quarter-end would postpone the recognition of gain on sale related to such loans until their sale and would likely result in losses for the quarter.

ECONOMIC CONDITIONS

     The risks associated with our business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings. Material declines in real estate values also weakens collateral coverage and increases the possibility of a loss in the event of liquidation. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of our focus on credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on such loans could be higher than those generally experienced in the mortgage lending industry. In addition, in an economic slowdown or recession, our servicing costs may increase. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market and could increase the cost of these transactions. See "-- Credit Risk" and "-- Risk of Adverse Changes in the Secondary Market for Mortgage Loans."

CONTINGENT RISKS

     Although we sell substantially all the mortgage loans which we originate or purchase, we retain some degree of credit risk on substantially all loans sold where we continue to service (collect loan payments and manage late payments and defaults). During the period of time that loans are held before sale, we are subject to the various business risks associated with the lending business including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers. Cash flows from the securitization trust are represented by the interest rate earned on the loans in the trust over the amount of interest paid by the trust to the holders of the certificates or bonds issued by the trust, plus certain monoline and servicing fees. The agreements governing our securitization program require us to credit-enhance the securitization trust by either establishing deposit accounts or building overcollateralization levels. Deposit accounts are established by maintaining a portion of the excess cash flows in a trust deposit account. Overcollateralization levels are built up by applying these excess cash flows to reduce the principal balances of the certificates or bonds issued by the trust. Those amounts are available to fund losses realized on loans held by such trust. We continue to be subject to the risks of default and foreclosure following securitization and the sale of loans to the extent excess cash flows are required to be maintained in the deposit account or applied to build up overcollateralization, as opposed to being distributed to us. In addition, agreements governing our securitization program and whole loan sales require us to commit to repurchase or replace loans which do not conform to our representations and warranties at the time of sale.

     When borrowers are delinquent in making monthly payments on loans included in a securitization trust, as servicer of the loans in the trust, we are required to advance interest payments with respect to such delinquent loans. These advances require funding from our capital resources, but have priority of repayment from collections or recoveries on the loans in the related pool in the succeeding month.

     In the ordinary course of our business, we are subject to claims made against us by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees and officers, incomplete documentation and failures to comply with various laws and regulations applicable to our business. We believe that liability with respect to any currently asserted claims or legal actions is not likely to be material to our financial position or results of operations. However, any claims asserted in the future may result in legal expenses or liabilities which could have a material adverse effect on our financial position and results of operations.

GOVERNMENT REGULATION

     Our operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Our consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting our activities. We are also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

     Members of Congress and government officials have from time-to-time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of our loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIZATIONS -- HEDGING INTEREST RATE RISK

     The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. During the nine months ended March 31, 1999, gain on sale included a hedge loss of $13.5 million. There were no hedge gains or losses during the three months ended March 31, 1999.

INTEREST-ONLY STRIPS AND MSRS

     The Company had interest-only strips of $324.8 million and $490.5 million outstanding at March 31, 1999 and June 30, 1998, respectively. The Company also had MSRs outstanding at March 31, 1999 and June 30, 1998 in the amount of $23.2 million and $32.1 million, respectively. Both of these instruments are valued at market at March 31, 1999 and June 30, 1998. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions. See "Certain Accounting Considerations -- Accounting for Securitizations."

     These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.8          Warrant to Purchase Common Stock of the Registrant, dated
                 January 4, 1999, by the Registrant in favor of Capital Z
                 Management, Inc.(1)
    4.9          Contingent Warrant to Purchase Common Stock of the
                 Registrant, dated February 10, 1999, by the Registrant in favor of Capital Z Management, Inc.(2)
   10.22(d) Third Amendment to Residuals Financing Agreement, dated as of February 8, 1999, between Registrant and NationsBank,
                 N.A.
   10.22(e) Fourth Amendment to Residuals Financing Agreement, dated as of April 9, 1999, between Registrant and NationsBank, N.A.
   10.30(a)      Amended and Restated Master Repurchase Agreement Governing
                 Purchases and Sales of Mortgage Loans, dated as of February
                 10, 1999, between Aames Capital Corporation, Registrant's wholly owned subsidiary ("ACC") and Lehman Commercial Paper, Inc.
   10.30(b)      Guaranty, dated as of March 8, 1996, between Registrant and
                 Lehman Commercial Paper, Inc., with respect to Exhibit
                 10.30(a).
   10.31(a)      Master Loan and Security Agreement, dated as of February 10,
                 1999, between ACC and Greenwich Capital Financial Products,
                 Inc.
   10.31(b) Guaranty, dated as of February 10, 1999, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.31(a).

   10.32(a)      Master Repurchase Agreement, dated as of April 8, 1999,
                 between ACC and NationsBank, N.A.
   10.32(b)      Guaranty, dated as of April 8, 1999, between Registrant and
                 NationsBank, N.A., with respect to Exhibit 10.32(a).
   10.33         Agreement for Management Advisory Services, dated as of
                 February 10, 1999 between Registrant and Equifin Capital
                 Management, LLC.
   11            Computation of Per Share Earnings (Loss).
   27            Financial Disclosure Schedule.

---------------
(1) Incorporated herein by reference to the Form of Warrant to Purchase Common Stock of the Registrant, filed as Exhibit C to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

(2) Incorporated herein by reference to the Form of Contingent Warrant to Purchase Common Stock of the Registrant, filed as Exhibit E to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

(b) Reports on Form 8-K

     During the fiscal quarter ended March 31, 1999, the Company filed (i) a Current Report on Form 8-K, filed on February 2, 1999 (earliest event reported January 29, 1999), reporting information under Item 5 with respect to the New York Stock Exchange's approval of the sale of preferred stock pursuant its financial distress policy; (ii) a Current Report on Form 8-K filed on February 4, 1999 (earliest event reported February 2, 1999), reporting information under
Item 5 with respect to the Company's announcement that the holders of a majority of its 9.125% Senior Notes due 2003 (the "Notes") delivered consents to a waiver of the change of control provisions in the Notes indenture as solicited by the Company and that the Company amended its solicitation of consents and extended the expiration of the consent solicitation; (iii) a Current Report on Form 8-K filed on February 16, 1999 (earliest event reported February 11, 1999), reporting information under Item 5 with respect to the completion of the initial phase of the investment by Capital Z Financial Services Fund II, LP, the revision of valuation assumptions and a change in accounting methodology for interest-only strips and a write-down for the second fiscal quarter; (iv) a Current Report on Form 8-K filed on February 24, 1999 (earliest event reported February 22, 1999), reporting information under Item 5 regarding the Company's recording of a net loss in valuations of interest-only strips, the adoption of the "cash-out" method of accounting and the appointment of new auditors; (v) a Current Report on Form 8-K filed on February 25, 1999 (earliest event reported February 10, 1999), reporting information under Item 1 regarding a change in control of the Company; and (vi) a Current Report on Form 8-K filed on March 1, 1999 (earliest event reported February 22, 1999), reporting information under
Item 4 regarding a change in the Company's certified public accountants.

                          AAMES FINANCIAL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AAMES FINANCIAL CORPORATION

Date: May 17, 1999                        By:      /s/ DAVID A. SKLAR
                                            ------------------------------------
                                                       David A. Sklar
                                            Executive Vice President-Finance and
                                               Chief Financial and Accounting
                                                           Officer

                          AAMES FINANCIAL CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 4.8       Warrant to Purchase Common Stock of the Registrant, dated
           January 4, 1999, by the Registrant in favor of Capital Z
           Management, Inc.(1)
 4.9       Contingent Warrant to Purchase Common Stock of the
           Registrant, dated February 10, 1999, by the Registrant in
           favor of Capital Z Management, Inc.(2)
10.22(d)   Third Amendment to Residuals Financing Agreement, dated as of February 8, 1999, between Registrant and NationsBank,
           N.A.
10.22(e)   Fourth Amendment to Residuals Financing Agreement, dated as of April 9, 1999, between Registrant and NationsBank, N.A.
10.30(a)   Amended and Restated Master Repurchase Agreement Governing
           Purchases and Sales of Mortgage Loans, dated as of February
           10, 1999, between Aames Capital Corporation, Registrant's
           wholly owned subsidiary ("ACC") and Lehman Commercial Paper,
           Inc.
10.30(b)   Guaranty, dated as of March 8, 1996, between Registrant and
           Lehman Commercial Paper, Inc., with respect to Exhibit
           10.30(a).
10.31(a)   Master Loan and Security Agreement, dated as of February 10,
           1999, between ACC and Greenwich Capital Financial Products,
           Inc.
10.31(b)   Guaranty, dated as of February 10, 1999, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.31(a).
10.32(a)   Master Repurchase Agreement, dated as of April 8, 1999,
           between ACC and NationsBank, N.A.
10.32(b)   Guaranty, dated as of April 8, 1999, between Registrant and
           NationsBank, N.A., with respect to Exhibit 10.32(a).
10.33      Agreement for Management Advisory Services, dated as of
           February 10, 1999 between Registrant and Equifin Capital
           Management, LLC.
11         Computation of Per Share Earnings (Loss)
27         Financial Disclosure Schedule

---------------
(1) Incorporated herein by reference to the Form of Warrant to Purchase Common Stock of the Registrant, filed as Exhibit C to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

(2) Incorporated herein by reference to the Form of Contingent Warrant to Purchase Common Stock of the Registrant, filed as Exhibit E to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.