Form 10-K/A
period 1998-06-30
AAMES FINANCIAL CORP/DE
filed 1999-08-06
CIK 879957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-K/A
 (Mark one)

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
            (State or other jurisdiction                    (I.R.S. Employer
                of incorporation)                           Identification No.)

  350 S. GRAND AVENUE, LOS ANGELES, CALIFORNIA                    90071
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (323) 210-5000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At July 30, 1999, there were outstanding 31,016,964 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($1.6875 per share) of the Registrant's Common Stock on the New York Stock Exchange was $49,158,906.75. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement dated October 29, 1998 to Stockholders or an amendment to this Form 10-K are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

                           Aames Financial Corporation
                              Index to Form 10-K/A



Aames Financial Corporation (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission on September 28, 1998.


ITEM NO.                                                               PAGE NO.

         Part II

    6    Selected Financial Data                                            3
    7    Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                          6
    7A   Quantitative and Qualitative Disclosures About Market Risk         6
    8    Financial Statements and Supplementary Data                       32

         Part IV

   14    Exhibits and Reports on Form 8-K                                  26
         Signatures                                                        28
         Index to Exhibits                                                 29

ITEM 6.   SELECTED FINANCIAL DATA

         As more fully discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Accounting Considerations," this Report has been restated to reflect the Company's change in its practice of measuring and accounting for its interest-only strips to the cash-out method.

         The selected consolidated financial data set forth below with respect to the Company for the five years ended June 30, 1998 have been derived from the audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included herein. The selected consolidated financial data gives effect to the acquisition of One Stop Mortgage, Inc. ("One Stop") in August 1996.

                                                                   FISCAL YEAR ENDED JUNE 30,
                                                        1998        1997        1996      1995     1994
                                                        ----        ----        ----      ----     ----

                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenue:
    Gain on sale of loans...............          $    120,828    135,421     71,255    15,870   8,705
    Net gain or (loss) on valuation
      of interest-only strips...........                19,495     (18,950)         -         -       -
    Commissions.........................                27,664      29,250     21,564    15,799  16,432
    Loan service........................                51,642      31,131     20,394     8,791   6,099
    Fees and other......................                46,860      37,679     15,215     7,940   5,595
                                                        ------      ------     ------     -----   -----
        Total revenue...................               266,489     214,531    128,428    48,400  36,831
    Total expenses......................               213,683     205,071     89,541    37,788  27,848
                                                       -------     -------     ------    ------  ------
    Income before income taxes..........                52,806       9,460     38,887    10,612   8,983
    Provision for income taxes..........                25,243       7,982     17,814     4,828   3,684
                                                        ------       -----     ------     -----   -----
    Net income..........................          $     27,563       1,478     21,073     5,784   5,299
                                                        ======       =====     ======     =====   =====
    Net income per share (diluted)......          $       0.87        0.05       0.82      0.43    0.41
                                                          ====        ====       ====      ====    ====
    Weighted average number of  shares
    outstanding (in thousands) (diluted)                35,749      28,371     27,248    13,532  13,127
                                                        ======      ======     ======    ======  ======
     Cash dividends declared
     per share                                    $      .13           .13        .13       .13     .13
                                                         ===           ===        ===       ===     ===
CASH FLOW DATA:
    Used in operating activities........          $    (49,661)   (280,073)    (241,073)  (43,375) 13,857)
    Used in investing activities........                (5,163)     (8,864)      (5,885)     (988)   (870)
    Provided by financing activities....                40,244     291,898      250,540    48,209  22,855
    Net increase (decrease) in cash and
      cash equivalents..................              (14,580)       2,961        3,582     3,846   8,128
RATIOS AND OTHER DATA:
    Return on average common equity(1)..
                                                         10.1%        18.6         21.5      10.8      18
 Return on average managed receivables(2)
                                                          0.8%          .1          2.1       1.2     1.6
     Loans originated or purchased:
        Broker network..................          $  1,101,200     741,000      319,800        --      --
        Retail loans....................               636,100     436,900      220,900   148,200  30,200
        Correspondent loans.............               646,300   1,170,000      628,200   206,800  19,700
                                                       -------   ---------      -------   -------  ------
          Total.........................          $  2,383,600   2,347,900    1,168,900   355,000  49,900
                                                     =========   =========    =========   =======  ======
    Whole loans sold....................          $    416,390       7,500      202,200        --      --
   Loans pooled and sold in the secondary market
                                                     2,034,300   2,262,700      791,300   316,600  06,800
   Loans serviced at period end.........             4,147,100   3,174,000    1,370,000   608,700  81,800
   Weighted average commission rate on retail loan
    originations(3).....................                   4.3%        4.9          7.7       9.4    12.0
    Weighted average interest rate(3)...                  10.1        10.6         11.3      11.6    10.3
    Weighted average initial combined
      loan-to-value ratio(3)(4):
      Retail loans......................                    70          67           60        55      52
      Broker network....................                    75          71           68        --      --
      Correspondent loan................                    79          71           66        65      NM
      At period end:
    Number of retail loan offices.......                    98          56           48        32      27
    Number of One Stop branch offices...                    52          37           25        --      --
    Number of Retail Direct branch
    offices.............................                     5          --           --        --       -

                                                                           AT JUNE 30,
                                                    1998         1997         1996      1995        1994
                                                    ----         ----         ----      ----        ----
 BALANCE SHEET DATA:
    Cash and cash equivalents...........           $ 12,322      26,902     23,941     20,359      16,513
    Servicing assets(5).................             522,632    360,892    167,740     50,421      18,780
    Total assets........................             815,187    717,595    401,524    108,084      53,344
                                                     -------    -------    -------    -------      ------
    10.5% Senior Notes due 2002.........              23,000     23,000     23,000     23,000          --
    9.125% Senior Notes due 2003........             150,000    150,000         --         --          --
    5.5% Convertible Subordinated Debentures
     due 2006...........................             113,990    113,990    115,000         --          --
    Other long-term debt................                   -         --         45        144       1,104
                                                  ----------- ---------  ---------   --------     -------
         Total long-term debt...........             286,990    286,990    138,045     23,144       1,104
    Stockholders' equity................           $ 304,051    239,755    120,461     75,797      31,669
--------------------

         (1) Excludes nonrecurring charges in the pre-tax amount of $32.0 million during the year ended June 30, 1997.

         (2) Represents net income divided by the average servicing portfolio during the fiscal year presented.

         (3) Computed on loans originated or purchased during the fiscal year presented.

         (4) The weighted average initial combined loan-to-value ratio is determined by dividing the sum of all loans secured by the junior or senior mortgages on the property by the appraised value at origination.

         (5) Represents the sum of interest-only strips and mortgage servicing rights.

         (6) As used throughout this document, interest-only strips includes overcollateralization amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As more fully discussed below in "-- Certain Accounting
Considerations," this Report has been restated to reflect the Company's change in its practice of measuring and accounting for its interest-only strips to the cash-out method.

         The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse and other credit facilities and its ability to effect whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's plans to address the Year 2000 problem and (g) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the caption "- Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission.

RECENT EVENTS

         In its regular quarterly review of its interest-only strip, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data and determined that it should adjust each of its assumptions (rate of prepayment, discount rate and credit loss) to reflect current market conditions. This change in estimate resulted in a valuation adjustment of the Company's interest-only strips of $191.6 million (the "Write-Down") in the quarter ended December 31, 1998. The components of the valuation adjustment were as follows:

         Rate of Prepayment. In its valuation analysis of prepayment speeds, the Company considered the relationship between the rate paid on the certificates or bonds issued in the securitizations and the weighted average coupons on the mortgages outstanding in each securitization pool from time to time. Additionally, For the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, e.g. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company finalized the development of an enhanced analytical model which more precisely reflected the performance of the securitized loans. This analytical model enabled the Company to refine its estimate of the prepayment rates associated with the performance of its securitized loans. Additionally, data and information received from market participants (credit and capital providers) assisted the Company in its assessment of current market conditions which resulted in the Company applying a more precise valuation estimate to its prepayment assumptions. The Company incorporated this new information in developing its improved judgment as to prepayment speeds and changed its estimate of prepayment rates from a flat constant prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. These revised prepayment rates resulted in a weighted average life of 2.86 years. The impact of the change in prepayment speeds amounted to approximately $62 million, which was included in the Write-Down recorded for the quarter ended December 31, 1998.

         Discount Rate. For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that a change in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. To determine the appropriate discount rate, the Company reviewed general market conditions as reflected by market sales of senior tranche asset-backed securities. Management believed that the pass-through rate on senior tranche securities should be lower than the discount rate applied to the subordinate, and higher risk, interest-only strips. However, the adversity of the market during the quarter ended December 31, 1998 was so severe that, in some instances, transactions of senior tranche asset-backed securities could not even be completed. Accordingly, the Company incorporated this current market information in developing its judgment as to the appropriate risk adjusted rate of return in establishing its change in estimate of the discount rate to be used in estimating the fair value of the interest-only strips. For the quarter ended December 31, 1998, the Company increased its discount rate to 15% to reflect current market conditions. The impact of this change in discount rate amounted to approximately $65 million, which was included in the Write-Down recorded for the quarter ended December 31, 1998.

         Credit Losses. For the quarter up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. This estimate was developed through a review of the credit performance of securitized loans in the aggregate. In conjunction with its previous quarterly review of loss estimates, the Company considered the level of delinquency of securitized loans and the percentage of annualized losses to securitized loans in the aggregate. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considers in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. For the quarter ended December 31, 1998, the percentage of losses to average servicing portfolio amounted to 1.08%, a significant increase from the previous quarter's level of
 .80%. The Company had seen levels spike to .96% in the quarter ended June 30, 1998 but then subside to the .80% previously noted. This trend was in line with the Company's assumption that losses were being realized as the servicing portfolio was transferred in-house from sub-servicers. Management believes the increase in losses in the December 1998 quarter reflected general market conditions rather than the continuing effects of the transfer of servicing in-house. Publicly available information from investment banking firms and credit agencies began to indicate a market expectation that credit losses within the sub-prime home equity sector would rise. Those indications, in part, arise from the impact of the adverse market conditions on severely delinquent borrowers who, in a more favorable market, would avoid default by refinancing with other lenders. In the current market, with competition lessening and underwriting guidelines tightening, these borrowers are much more likely to default. Accordingly, the Company increased its prospective cumulative loan loss estimate to 2.7% of the balance of the loans in the securitization pools at December 31, 1998. This change in credit loss estimate resulted in a valuation adjustment of $67 million, which was included in the Write-Down recorded for the quarter ended December 31, 1998.

         The Company recently announced that it modified each of its warehouse and repurchase credit facilities to conform to the financial targets in those facilities to its results for the quarter ended March 31, 1999 and the expected results for the quarter ended June 30, 1999.

         During the quarter ended March 31, 1999, the Company recorded a net loss of $36.0 million. Contributing to the net loss was $15.1 million in pre-tax operating losses and a $37.0 million one-time charge related to monthly and servicing advances on loans included in securitization trusts for which it acts as servicer. The Company records those advances as accounts receivable on its consolidated balance sheet.

         The operating loss during the quarter ended March 31, 1999 arose primarily from the Company's reliance on the whole loan market rather than securitizations for its loan disposition strategy and, to a lesser extent, on reduced loan production. The whole loan market is generally less profitable than the securitization market. Further, the gain on sale recorded for the Company's whole loan sales during the quarter were less than its cost of production. There is no assurance that market conditions will not change or other events will not occur that would preclude or inhibit the Company's ability to complete securitizations on a quarterly basis.

         The one-time charge recorded in the quarter ended March 31, 1999 related to payments made by the Company in connection with securitization trusts for which it acts as servicer. As servicer of the loans it securitizes, the Company is obligated to advance, or "loan," to the trusts delinquent interest. In addition, as servicer, the Company advances to the trusts foreclosure-related expenses and certain tax and insurance remittances relating to loans in securitized pools. The Company is then entitled to recover these advances from regular monthly cash flows into the trusts, including monthly payments, pay-offs and liquidation proceeds on the related loan. Until recovered, the Company records the cumulative advances as accounts receivable on its consolidated balance sheet. In addition, the Company, as servicer, is obligated to make additional payments into the trusts which are not recoverable from monthly cash flows and, therefore, should not be included in accounts receivable. These payments, for example, relate to compensating interest payments for loans that pay-off other than at a month's end. As servicer, the Company is required to pay into the trust that portion of a monthly interest payment that is not included in the pay-off amount. At March 31, 1999, amounts included in accounts receivable that were not recoverable from monthly principal and interest payments were charged-off. However, payments into a trust that are not recovered from monthly cash flows may be recovered from the trust's distributions to the Company as residual certificate holder.

         On December 23, 1998, as amended as of February 10, 1999, June 9, 1999 and July 16, 1999, the Company entered into a Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") with Capital Z Financial Services Fund II, LP, a Bermuda limited partnership ("Capital Z"), pursuant to which Capital Z agreed to make an equity investment in the Company of up to $126.5 million (the "Capital Z Investment"). The initial phase of the Capital Z Investment occurred on February 10, 1999 when a partnership majority-owned by Capital Z (the "Capital Z Partnership"), and other parties designated by Capital Z, purchased 76,500 shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock for $1,000 per share, for an aggregate investment of $76.5 million. In connection with this investment, the Company restructured its Board of Directors. The Board was increased to nine directors, five of whom were nominated by Capital Z pursuant to the terms of the Preferred Stock Purchase Agreement. In the second phase which was added to the Preferred Stock Purchase Agreement by the July 16, 1999 amendment, the Capital Z Partnership purchased 25,000 additional shares of Series C Convertible Preferred Stock for $1,000 per share, for an aggregate additional investment of $25 million. Subject to the approval of the amendments to the Company's Certificate of Incorporation by the Company's stockholders, the third phase of the Capital Z Investment will include an offering to holders of the Company's common stock of non-transferable rights to purchase up to approximately $31 million of Series C Convertible Preferred Stock at $1.00 per share (the "Rights Offering") and a sale to Capital Z or its designees of up to $25 million of the Series C Convertible Preferred Stock but only to the extent that the amount sold in the Rights Offering is less than $25 million.

         At the time the warehouse and repurchase facilities were entered into, the Company and Capital Z had expected to complete the Rights Offering by June 30, 1999 and the original financial targets in the credit facilities reflected that fact. Because of administrative delays involving the preparation of documents and filings, the Company currently expects the Rights Offering to occur in September 1999.

         The amendments of the financial targets in the Company's credit facilities also reflect the expected operational results for the quarter ended June 30, 1999. The Company expects to incur an operating loss for the quarter ended June 30, 1999, primarily due to its decision to delay its securitization until the quarter ended September 30, 1999. During the quarter ended June 30, 1999, the Company relied on the less profitable whole loan market for its loan disposition strategy.

         The Company also recently announced that it had finalized a new structure to monetize a substantial portion of its accounts receivables related to the monthly and servicing advances, as well as substantially reduce the burden of making future monthly and servicing advances on the loans in its existing servicing portfolio. In connection with this structure, the Company received approximately $50 million for certain of the monthly and servicing advances carried on its consolidated balance sheet. Additionally, the Company received the necessary approvals of the rating agencies, the trustee and the monoline insurers on its securitization trusts to engage a third party to make a significant portion of future servicing advances on those pools.

OVERVIEW

         For the three years prior to fiscal 1998, the Company's significant year over year growth was driven primarily by the increases in the volume of loans purchased in the bulk correspondent business and the sale of the Company's loan production in securitization transactions. The combination of these two business strategies significantly contributed to the Company's operating on a negative cash flow basis which was funded by the Company regularly accessing the public equity and debt markets. In the fourth quarter of fiscal 1997, primarily as a reaction to the uncertainties in those capital markets, the Company decided to reduce its bulk loan purchases and focus on the less cash intensive core retail and broker loan production units and its servicing division. The results for the year ended June 30, 1998 reflect these strategic decisions in the record levels of retail and broker loan production, increased expenses due to expedited retail and broker loan office expansion and increased expenses to accommodate the significant increase in the Company's in-house servicing portfolio. The results for the year ended June 30, 1998 also reflect the Company's new loan disposition strategy which relies on a combination of securitizations and whole loan sales for cash depending on market conditions, profitability and cash flows.

CERTAIN ACCOUNTING CONSIDERATIONS

         RESTATEMENT OF PRIOR PERIOD RESULTS. In December 1998, the Financial Accounting Standards Board (the "FASB") issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the interest-only strips and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The Special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements.

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

         Under the cash-in method previously used by the Company, the assumed discount period for measuring the present value of the interest-only strips ended when the cash flows were received by the securitization trust, and, the initial deposits to overcollateralization accounts were recorded at face value. Under the cash-out method now required by the FASB and Securities and Exchange Commission, the assumed discount period for measuring the present value of the interest-only strips ends when cash, including the return of any initial deposits, is distributed to the Company on an unrestricted basis.

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

         As a result, the Company's consolidated results of operations for periods subsequent to June 30, 1994 have been restated. The aggregate pretax amount of this change in accounting is $67.1 million.

         The restatement resulted in the following changes to prior financial information (dollars in thousands, except per share amounts):


                                          YEAR ENDED JUNE 30,
                                  --------------------------------------
                           1998            1997            1996          1995
                      -------------   -------------   -------------   ---------
Revenue:
       Previous         $286,110         238,578         141,840          54,939
       As restated       266,489         214,531         128,428          48,400

Net income:
       Previous           40,317          17,109          29,791          10,034
       As restated        27,563           1,478          21,073           5,784

Earnings per share:
    Basic:
       Previous             1.41            0.65            1.37            0.74
       As restated          0.97            0.06            0.97            0.43
    Diluted:
       Previous             1.23            0.60            1.14            0.74
       As restated          0.87            0.05            0.82            0.43


Interest-only strips:


                                          YEAR ENDED JUNE 30,
                                  --------------------------------------
                           1998            1997            1996          1995
                      -------------   -------------   -------------   ---------
(end of period)
       Previous          554,161         383,249         173,789          56,960
       As restated       490,542         339,251         153,838          50,421

Stockholders' equity:
(end of period)
       Previous          345,403         268,354         133,429          80,047
       As restated       304,051         239,755         120,461          75,797


         The Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales. In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%), a monoline insurance fee, if any, a back-up service fee, if any, and an estimate for loan losses. In quarters where the Company engaged in a securitization transaction, net gains or losses in valuation of interest-only strips includes the recognition of a gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Additionally, increases or decreases in valuation of the interest-only strips are also recognized as net gains or losses in valuation of interest-only strips. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

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

         Generally, a declining interest rate environment will result in prepayments on higher credit grade loans. For fiscal 1998 and 1997, prepayment rates held constant over the life of the pool used in the valuation of the interest-only strips ranged from 26% to 30.5% and 23.5% to 38.3%, respectively. These rates represent a weighted average loan life of approximately 2.6 to 3.8 years and 2.6 to 3.9 years for the years ended June 30, 1998 and 1997, respectively. See "- Revenue" and "- Risk Factors -- Prepayment Risk."

         DISCOUNT RATE. In order to determine the fair value of the cash flow from the interest-only strips, the Company discounts the cash flows based upon rates prevalent in the market. During the fiscal year ended June 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available for an appropriate discount rate to determine fair value.

         CREDIT LOSSES. During the fiscal year ended June 30, 1998, in determining the estimate for credit losses on loans securitized, the Company used assumptions that it believed were reasonable based on information from its prior securitizations, the loan-to-value ratios and credit grades of the loans included in the current securitizations. During the three years ended June 30, 1998, the Company used a prospective cumulative loan loss estimate of 1.4% of the balance of its loans in the securitization as an appropriate estimate to determine fair value. Losses ranged from 0.09% to .72% of the average servicing portfolio for the fiscal years ended June 1996, 1997 and 1998. The weighted average loan-to-value ratio of the loans serviced by the Company was 72% as of June 30, 1998.

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

         In its regular quarterly review of its interest-only strip, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data and determined that the pools were performing in line with management's expectations and that no adjustment was warranted at June 30, 1998.
(See "Recent Events," "- Risk Factors -- Credit Risk." See "- Revenue.")

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

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required. SFAS 129 is effective for fiscal periods ending after December 15, 1997. The Company adopted SFAS 129 in Fiscal 1998.

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value.

RESULTS OF OPERATIONS -- FISCAL YEARS 1998, 1997 AND 1996

         The following table sets forth information regarding the components of the Company's revenue and expenses in fiscal 1998, 1997 and 1996:


                                           1998                     1997                     1996
                                  ---------------------    ---------------------    ---------------------
                                  DOLLARS   Percentage     Dollars   Percentage     Dollars   Percentage
                                                           (DOLLARS IN THOUSANDS)
Revenue:
  Gain on sale of loans.......    $ 120,828       45.3%    $ 135,421       63.1%    $  71,255       55.5
  Net gain (loss) on
    valuation of interest-only
    strips ...................       19,495        7.3       (18,950)      (8.8)           --         --
  Commissions.................       27,664       10.4        29,250       13.6        21,564       16.8
  Loan Service:
    Servicing spread..........       32,392       12.2        21,592       10.1        14,875       11.6
    Prepayment fees...........       11,761        4.4         5,815        2.7         3,229        2.5
    Late charges and
     other servicing fees.....        7,489        2.8         3,724        1.7         2,290        1.8
  Fees and other:
    Closing...................        2,668        1.0         2,723        1.3         2,512        2.0
    Appraisal.................        2,617        1.0         1,854        0.9         1,167        0.9
    Underwriting..............        1,085        0.4         1,382        0.6         1,600        1.2
    Interest income...........       40,110       15.1        31,160       14.5         9,127        7.1
    Other.....................          380       0.10           560        0.3           809        0.6
                                  ---------      -----     ---------     ------     ---------   --------
        Total revenue.........    $ 266,489      100.0%    $ 214,531     100.00%    $ 128,428      100.0
                                  =========      =====     =========     ======     =========   ========
Expenses:
    Compensation..............    $  94,820       35.6%    $  81,021       37.8%    $  40,758       31.7%
    Production ...............       34,195       12.8        27,229       12.7        19,036       14.8
    General and
      administrative .........       40,686       15.3        31,716       14.8        17,377       13.5
    Interest .................       43,982       16.5        33,105       15.4        12,370        9.6
    Nonrecurring charges......           --         --        32,000       14.9           --          --
                                  ---------      -----     ---------      -----     ---------      -----
        Total expenses........    $ 213,683       80.2%    $ 205,071       95.6%    $  89,541       69.6%
                                  =========      =====     =========      =====     =========      =====

Income before income taxes....       52,806       19.8%    $   9,460        4.4%       38,887       30.4%
Income taxes..................       25,243        9.5         7,982        3.7        17,814       13.9
                                       ----      -----     ---------      -----     ---------      -----
        Net income............    $  27,563       10.3%    $   1,478        0.7%    $  21,073       16.5%
                                  =========      =====     =========      =====     =========      =====

REVENUE

         Total revenue for fiscal 1998 increased $52.0 million, or 24.2%, from total revenue for fiscal 1997, which, in turn, increased $86.1 million, or 67.0%, over total revenue in fiscal 1996. Total revenues include a $19.5 million net gain and a $19.0 million net loss (see below) on valuation of the Company's interest-only strips during the years ended June 30, 1998 and 1997, respectively.

         The increase in total revenue from the year ended June 30, 1997 to the year ended June 30, 1998 was primarily due to an increase in net gain (loss) on valuation of interest-only strips and the increase in loan service revenue, offset by a decline in gain on sale of loans. The net loss on valuation of interest-only strips during the year ended June 30, 1997 was due primarily to the $28.0 million net unrealized loss on its interest-only strips recorded by the Company in the fourth quarter of fiscal 1997. This unrealized loss was due primarily to an increase in prepayment rates in certain of the Company's adjustable rate loans in some of its earlier pools. Increased loan service revenues during the year ended June 30, 1998 are a result of the continued growth in the Company's servicing portfolio and the successful transfer in-house of $1.47 billion of mortgage loans previously subserviced by others.

         Increases in total revenue during the year ended June 30, 1997 compared to the year ended June 30, 1996 were primarily the result of increased gain on sale, offset by a net loss on valuation of interest-only strips, increased interest income and increased loan service revenue. These increases resulted from the significantly higher volumes of mortgage loans originated and purchased by the Company and securitized and sold in fiscal 1997 which more than offset the effects of the net loss on valuation of interest-only strips recorded in that year. The Company originated and purchased $2.35 billion of mortgage loans during the year ended June 30, 1997 versus $1.17 billion of mortgage loans during the year ended June 30, 1996. The substantial loan volume increase in 1997 over 1996 was due primarily to the increase in loans purchased through the Company's correspondent loan division, loans originated through the independent mortgage broker network and, to a lesser extent, the expansion of the retail network.

         Gain on sale, net of gain or loss on valuation of interest-only strips, increased by $23.9 million, or 20.5% during the year ended June 30, 1998 compared to the year ended June 30, 1997 and $45.2 million, or 63.4%, during 1997 compared to the year ended June 30, 1996. The increase in 1998 over 1997 was primarily due to the net loss on valuation on interest-only strips recorded in 1997. Fiscal 1998's gain on sale, net of gain or loss on valuation of interest-only strips, as compared to fiscal 1997's, reflects gains recorded on substantially the same total volumes of loan production but with a larger percentage of the volume comprised of more profitable retail and broker loan production as opposed to less profitable bulk correspondent loan production. Premiums paid on the purchase of correspondent loans are recorded as an offset to gain on sale. Total loan production for fiscal 1998 was $2.38 billion. However, the fiscal 1998 gains reflect the lower premiums earned on whole loan sales closed during the 1998 fiscal year. Generally, the gain recorded in a whole loan sale is less than that recorded in a securitization. During fiscal 1998, the Company sold a total of $2.45 billion of loans, $2.03 billion of which was sold in securitization transactions and $416 million of which was sold in whole loan sales for cash. During fiscal 1997, the Company sold a total of $2.27 billion of loans, substantially all of which were sold in securitization transactions. Further, gains recorded on loans securitized in fiscal 1998 were negatively affected by reduced spreads and increased prepayment rate assumptions established in the fourth fiscal quarter of 1997. The weighted average servicing spread (the weighted average interest rate on the pool of loans sold over the sum of the investor pass-through or bond rate and the monoline insurance fee, if any) on loans securitized and sold during these periods was 3.91%, 4.16% and 4.93% for fiscal 1998, 1997 and 1996, respectively. The decreased weighted average servicing spread reflects a decrease in weighted average interest rates on pooled loans due primarily to the higher percentage of higher credit grade loans included in the loans securitized during the year and the current interest rate environment. The larger percentage of higher credit grade loans included in the loans securitized during fiscal 1998 and 1997 reflects the Company's previously announced diversification of its loan originations and purchases to include more A, A-, B and C credit grade loans.

         Commissions earned on loan originations continue to be an important component of total revenue, although to a lesser degree than in prior years, comprising 10.4%, 13.6% and 16.8% of total revenue in fiscal 1998, 1997 and 1996, respectively. Commissions decreased $1.59 million, or 5.4%, in fiscal year 1998 compared to fiscal 1997 and increased $7.69 million, or 36%, in fiscal 1997 compared to fiscal 1996. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network, the credit grade of the loans originated and the weighted average commission rate charged on such loans. The decrease in fiscal 1998 reflects the lower weighted average commission rate charged. The increase in commissions in fiscal 1997 was a result of increased origination volume, offsetting a decline in weighted average commission rate. The weighted average commission rate was 4.3%, 4.9% and 7.7% during fiscal 1998, 1997 and 1996, respectively. The lower weighted average commission rate in fiscal 1998 and fiscal 1997 reflected the increase of higher credit grade loans originated through the Company's retail loan office network, which generally carry lower commission rates, and competitive factors. Commissions do not include $2.66 million and $1.18 million of commissions on loans which were held for sale as of June 30, 1998 and 1997, respectively and deferred in accordance with GAAP.

         Loan service revenue increased $20.5 million, or 65.9% in fiscal 1998 compared to fiscal 1997 and $10.7 million, or 52.5%, in fiscal 1997 compared to fiscal 1996. Loan service revenue consists of prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans reduced by amortization of the MSR and increased by accretion of the interest-only strips. See "-- Certain Accounting Considerations." The increase in loan service revenue in fiscal 1998 primarily reflects the successful transfer of $1.47 billion of loans previously subserviced by third parties and, to a lesser extent, interest-only strip accretion of $10.7 million offset by $9.1 million in amortization of the Company's MSRs. During fiscal 1997, loan service revenue was increased by $10.3 million in accretion of interest-only strips and reduced by $5.5 million in amortization of MSRs. As of June 30, 1998, of the Company's $4.15 billion servicing portfolio, 95% was serviced in-house. At June 30, 1997, 47% of the Company's servicing portfolio was serviced in-house. The Company's loan servicing portfolio increased to $4.15 billion at June 30, 1998, up 31% from the June 30, 1997 balance of $3.17 billion which, in turn, increased 131% from the June 30, 1996 balance of $1.37 billion. Management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing.

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

EXPENSES

         Compensation expense increased $13.8 million, or 17.0%, in fiscal 1998 compared to fiscal 1997 and $40.3 million or 98.9% in fiscal 1997 compared to fiscal 1996. The increases were primarily due to the continued effort to accommodate increased origination volumes, core origination channel expansion and increased in-house servicing. Compensation and related expenses as a percentage of total loan originations and purchases were 4.0% for fiscal 1998 and 3.5% for fiscal 1996 and 1997.

         Production expense increased $7.0 million, or 25.6%, in fiscal 1998 compared to fiscal 1997 and $8.2 million, or 43%, in fiscal 1997 compared to fiscal 1996. These increases were primarily due to increased origination volume and continued expansion into new geographical areas requiring concentrated marketing efforts. Production costs as a percentage of total origination volume were 1.4%, 1.2% and 1.6% for fiscal 1998, 1997 and 1996, respectively.

         General and administrative expense increased $8.97 million, or 28%, in fiscal 1998 compared to fiscal 1997 and $14.3 million, or 83%, in fiscal 1997 compared to fiscal 1996. These increases were primarily the result of increased occupancy and communication costs related to the Company's core origination channel expansion and increased origination volumes.

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

         In fiscal 1997, the Company incurred $32.0 million of nonrecurring charges. Approximately $25 million of these charges were recognized in August 1996 directly related to the acquisition of One Stop. The remaining amount relates to an accrual for relocating corporate headquarters recorded in the first fiscal quarter and to severance and other strategic decisions made in the fourth fiscal quarter.

INCOME TAXES

         The Company's provision for income taxes increased to $25.2 million in 1998 from $8.0 million in 1997 and $17.8 million in 1996, primarily as a result of the fluctuation in pre-tax income after consideration of tax impact of nonrecurring charges. The effective tax rate declined to 47.8% in fiscal 1998 from 84.4% in 1997 as a result of an adjustment in the Company's tax reserve to more accurately reflect the risk of assessments on previously filed tax returns.

FINANCIAL CONDITION

         LOANS HELD FOR SALE. The Company's portfolio of loans held for sale decreased to $198.2 million at June 30, 1998 from $243.0 million at June 30, 1997. This decrease is directly related to production volume and the size of the Company's securitizations and sales in the secondary market during the period.

         ACCOUNTS RECEIVABLE. Accounts receivable representing servicing fees and advances and other receivables, decreased to $51.1 million at June 30, 1998 from $59.2 million at June 30, 1997. This decrease reflects improved cash flows related to the transfer in-house of mortgage loans previously serviced by third parties offset by higher advances related to the delinquencies in the Company's servicing portfolio. The level of servicing related advances, in any given period, is dependent on delinquencies, the volume of real estate owned and loans in the process of foreclosure in the servicing portfolio and the timing of cash collections.

         INTEREST-ONLY STRIPS. Interest-only strips increased to $490.5 million at June 30, 1998 from $339.3 million at June 30, 1997 reflecting the non-cash gain recognized on the Company's securitizations, net of $10.7 million of accretion, during 1998. See "- Certain Accounting Considerations."

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

         PREPAID AND OTHER. Prepaid and other assets increased to $17.0 million at June 30, 1998 from $14.9 million at June 30, 1997 primarily as a result of the Company's growth.

         BORROWINGS. Borrowings remained consistent at $287.0 million at June 30, 1998 and 1997.

         REVOLVING WAREHOUSE FACILITIES. Amounts outstanding under revolving warehouse facilities increased to $141.0 million at June 30, 1998 from $137.5 million at June 30, 1997. Although the Company's loans held for sale decreased at June 30, 1998, outstanding amounts on warehouse facilities increased slightly. This resulted from the negative cash flow from operations during the year ended June 30, 1998 and the resulting decrease in working capital.

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

         The Company funds its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The Company expects to improve operating and financing cash flow and reduce the need to access the public equity and debt markets by selling a portion of its loan production in the whole loan market for cash. In addition, the completion of the $38 million capital infusion in April 1998 provided the Company with a significant source of cash for expanding operations and additional flexibility in loan disposition strategy.

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

         The Company's loan disposition strategy consists of a combination of securitizations and whole loan sales. During the years ended June 30, 1998, 1997 and 1996, the Company securitized $2.03 billion, $2.26 billion and $791.3 million of loans, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements increase up to approximately twice the level otherwise required when the delinquency rates exceed the specified limit. As of June 30, 1998, the Company was required to maintain an additional $89.9 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 1998, $69.3 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

CAPITAL RESOURCES

         The Company has historically financed its operating cash requirements primarily through (i) revolving warehouse facilities and working capital lines of credit, (ii) the securitization or sale of mortgage loans, and (iii) the issuance of debt and equity securities.

         REVOLVING WAREHOUSE AND OTHER FACILITIES. At June 30, 1998, the Company had three warehouse facilities in place with total borrowing capacity of $950 million with expirations ranging from September 1998 to April 1999. On Agust
19, 1998, the Company obtained a fourth warehouse facility from a financial institution providing for a maximum borrowing capacity of $300 million which expires on February 15, 1999. The Company will continue to require short term warehouse facilities. The levels of short-term warehouse facilities required is dependent on production volume levels and the timing of loan sales in the secondary market. See "- Risk Factors -- Dependence on Funding Sources."

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

RISK MANAGEMENT

         The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations. At June 30, 1998, the Company hedged its fixed rate pipeline and some LIBOR-based tranches in its fixed rate securitizations. The fixed rate hedge products utilized at June 30, 1998 were swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The hedge instrument used on the existing LIBOR-based tranches secured by fixed rate mortgages was an interest rate contract with a specified LIBOR rate cap. The amount and timing of hedging transactions are determined by members of the Company's senior management. During the first quarter ending September 30, 1998, market conditions became extremely unsettled resulting in a break down in the historical relationship between U.S. Treasury securities and the pass-through rates on asset-backed securitizations. Historically, the use of an interest rate hedge against Treasuries had been a more conservative method of limiting interest rate risk. Changes in Treasury rates were generally reflected in the pass-through rates of the fixed rate portion of the Company's securitizations. However, during the first quarter ending September 30, 1998, current market conditions resulted in a loss on the Company's Treasury hedge without receiving an equivalent benefit from reductions in the pass- through rates paid on the certificates sold on the fixed rate portion of the Company's fiscal 1999 securitization. While the Company monitors the interest rate environment and employs fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

         SECURITIZATIONS - HEDGING INTEREST RATE RISK. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. In the fiscal year ended June 30, 1998, the Company mitigated this exposure through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization. With respect to the Company's securitizations, gain on sale included hedge losses of $1.30 million and $3.04 million in fiscal 1998 and 1997, respectively. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

         At June 30, 1998, the Company had outstanding notional balances of such Treasury swap agreements in the amount of $250 million. This position expired on September 30, 1998 and had a market value at June 30, 1998 of $248 million. The Company had a similar position at June 30, 1997 in the notional amount of $135 million. This position expired on September 30, 1997 and had a market value at June 30, 1997 of $135 million. These transactions are subject to Treasury interest rate fluctuation and require cash settlement at expiration or voluntary termination.

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

         The following table presents information about the Company's financial instruments and derivative financial instruments that are sensitive to changes in interest rate. For loans held for sale and for liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as the Company's historical prepayment experience. Derivative financial instruments include treasury put options and LIBOR rate caps. Both derivative instruments are presented at their notional balances and related weighted average rates. The rate disclosed for the treasury contracts is the locked or purchased rate. The LIBOR cap rate is the average strike price above which the contract would begin paying cash to the Company.

                                       1999          2000       2001      2002     2003   THEREAFTER  TOTAL   FAIR VALUE
                                   -----------    ----------  --------  -------  -------  ----------  ------  -----------

RATE SENSITIVE ASSETS:
  Loans held for sale:
     Fixed rate mortgage loans       $  18,116     32,975     26,712    19,020    31,451     31,941  142,215    149,326
     Weighted average rate               10.08%     10.08%     10.08%    10.08%    10.08%     10.08%   10.08%        NA
     Variable rate mortgage loans    $   9,034     17,989     12,522     4,048     3,058      9,336   55,987     58,786
     Weighted average rate               10.45%     10.95%     11.45%    11.95%    11.95%     11.95%    9.95%        NA
RATE SENSITIVE LIABILITIES:
  Borrowings:
     Fixed rate                      $   5,750      5,750      5,750     5,750         -    263,990  286,990    246,938
     Weighted average rate                7.74%      7.68%      7.62%     7.56%     7.56%      7.56%    7.80%        NA
     Variable rate                   $ 141,012          -          -         -         -          -  141,012    141,012
     Weighted average rate                9.04%         -          -         -         -          -     8.04%        NA
RATE SENSITIVE DERIVATIVE
FINANCIAL INSTRUMENTS:
  Treasury put options               $ 250,000          -          -         -         -          -  250,000    248,455
 Average locked rate                      5.62%         -          -         -         -          -     5.62%        NA
 LIBOR rate caps                     $  17,514          -          -         -         -          -   17,514          9
 Average strike price                     7.00%         -          -         -         -          -     7.00%        NA


         INTEREST-ONLY STRIPS AND MSRS - The Company had interest-only strips of $490.5 million and $339.3 million outstanding at June 30, 1998 and 1997, respectively. The Company also had MSRs outstanding at June 30, 1998 and 1997 in the amount of $32.1 million and $21.6 million, respectively. Both of these instruments are valued at market at June 30, 1998 and 1997. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the interest-only strips and MSRs was 10.8% and 11.4% at June 30, 1998 and 1997. The weighted average life used for valuation at June 30, 1998 was 2.6 to 3.8 years and at June 30, 1997 was 2.6 to 3.9 years.

         These assets are subject to risk in accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments are recorded at contractual amounts that approximate market or fair value. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company's long-term debt approximates fair value when valued using available quoted market prices. Off balance sheet financial instruments are based on quoted market prices.

         CREDIT RISK. The Company is exposed to on-balance sheet credit risk related to its loans held for sale and interest-only strips. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

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

         WAREHOUSING EXPOSURE. The Company utilizes revolving warehouse financing facilities to fund the holding of mortgage loans prior to securitization. As of June 30, 1998 and 1997, the Company had total warehouse facilities available in the amount of $950 million and $600 million, respectively; the total outstanding related to these facilities was $141.0 million and $137.5 million at June 30, 1998 and 1997, respectively. Warehouse facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets generally remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

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

         Our primary uses of cash relate to our use of securitizations to sell our loans. These uses include:

o mortgage loan originations and purchases before their securitization and sale;
o fees, expenses and hedging costs, if any, incurred for the securitization of loans;
o cash reserve accounts or overcollateralization required in the securitization and sale of loans;
o tax payments generally due on recognition of non-cash gain on sale recorded in the securitizations;
o        ongoing administrative and other operating expenses;
o interest and principal payments under our credit facilities and other existing indebtedness;
o cash advances made on delinquent loans included in our loan servicing portfolio; and
o        costs of expanding our loan production units.

         We used net cash in operating activities for fiscal 1998, 1997 and 1996 of $49.7 million, $280.1 million and $241.1 million, respectively. Therefore, we require continued access to short- and long-term external sources of cash to fund our operations.

         In the past, we have relied on the public equity and debt markets to meet our cash needs. We adopted two business strategies during the fourth quarter of 1977: reduce cash used for bulk loan purchases and selling larger amounts of loans in whole loan sales for cash. These steps were designed to reduce our reliance on the public equity and debt markets for cash.

         Our primary sources of cash are expected to be cash from sales of equity, warehouse (loan origination) facilities and working capital facilities.

         If available at all, the type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. However, we are not sure that these sources of cash will be available when needed. Even if the sources of cash are available, the providers of cash may impose terms that are not favorable to us. As a result of the limitations described above, we may be restricted in the amount of loans that we will be able to produce and sell.

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

         Higher delinquency rates hurt our cash flows. When delinquency rates exceed the limit specified in the securitization agreement, our right to receive cash from the trust is delayed. When delinquency rates exceed the specified amount, we are required to use the cash flows from the trust to make accelerated payments of principal on the certificates or bonds issued by the trust. These accelerated payments increase the overcollateralization levels (the amount that the principal balance of the loans in the trust exceeds the principal balance of the certificates or bonds issued by the trust). We do not receive distributions from the trust until after the required overcollateralization levels are met. Generally, provisions in the securitization agreements have the effect of requiring the overcollateralization amount to be increased up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of June 30, 1998, we were required to maintain an additional $89.9 million in overcollateralization amounts as a result of the level of the delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 1998, $69.3 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

         At June 30, 1998, the dollar volume of loans delinquent more than 90 days in our 12 securitization trusts formed in November 1992, December 1992 and June 1993 and during the period from December 1994 to December 1996 exceeded the permitted limit in the related securitization agreements.

         We have implemented various plans to lower the delinquency rates in our future trusts, including diversifying the loans we originate and purchase to include higher credit grade loans. The delinquency rate at June 30, 1998 was 15.6% and at June 30, 1997 was 15.3%.

         Seven of the twelve trusts referred to above (representing in the aggregate 10.0% of the dollar volume of our servicing portfolio) exceeded one of two loss limits at June 30, 1998. The limit that has been exceeded provides that losses may not exceed a certain threshold (which ranges from .38% to .56% of the original pool balances in the relevant securitization trusts) on a rolling 12 month basis.

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

RISK OF CHANGES IN INTEREST RATE ENVIRONMENT

         A substantial and sustained increase in long-term interest rates could, among other things:

o        decrease the demand for consumer credit;
o        adversely affect our ability to originate or purchase loans; and
o        reduce the average size of loans we underwrite.

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

         A substantial and sustained increase in short-term interest rates could, among other things,

o        increase our borrowing costs (most of which are tied to those rates);
         and o reduce the gains recorded by us upon the securitization and sale of loans.

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

         Certain state regulatory authorities have imposed early deadlines for year 2000 compliance. We are unable to meet those deadlines. If we are unable to satisfy those regulators that our year 2000 compliance effort is adequate, our license to conduct business in a state could be revoked or not renewed.

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

DEPENDENCE ON FUNDING SOURCES.

         We use cash draws under credit facilities, referred to as revolving warehouse and repurchase facilities, to fund new originations and purchases of mortgage loans before securitization or sale. At June 30, 1998, we had aggregate borrowing capacity of approximately $950 million with financial institutions and investment banks. To the extent that we are unable to maintain existing facilities, arrange new warehouse, repurchase or other credit facilities or obtain additional commitments to sell whole loans for cash, we may have to curtail loan origination and purchasing activities. This would have a material adverse effect on our financial position and results of operations and jeopardize our ability to continue to operate as a going concern.

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

         The historical level of gains realized on the sale of subprime mortgage loans could attract additional competitors into this market. Certain large finance companies and conforming mortgage originators have announced their intention to originate, or have purchased companies that originate and purchase, subprime mortgage loans, and some of these large mortgage companies, thrifts and commercial banks have begun offering subprime loan products to customers similar to our targeted borrowers. In addition, establishing a broker-sourced loan business requires a substantially smaller commitment of capital and human resources than a direct- sourced loan business. This relatively low barrier to entry permits new competitors to enter this market quickly and compete with our broker lending business.

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

CONCENTRATION OF OPERATIONS IN CALIFORNIA

         At June 30, 1998, 24.4% of the loans we serviced were collateralized by residential properties located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are attached to this report:

                  Reports of Independent Accountants
                  Consolidated Balance Sheet at June 30, 1998 and 1997 Consolidated Statement of Income for Fiscal Years Ended June 30, 1998, 1997 and 1996 Consolidated Statement of Stockholders' Equity for Fiscal Years Ended June 30, 1998, 1997 and 1996 Consolidated Statement of Cash Flows for Fiscal Years Ended June 30, 1998, 1997 and 1996 Notes to Consolidated Financial Statements

                                     PART IV

ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

         (a)      Financial Statements:
                  See Financial Statements listed as part of Item 8. Financial Statements and Supplementary Data

         (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits

         (c)      Reports on Form 8-K:

                  During the last quarter of the fiscal year ending June 30, 1998, the Company filed (i) a Current Report on form 8-K dated April 24, 1998 (earliest event reported in April 10, 1998), reporting information under Item 5 with respect to the execution of the Second Amended and Restated Mortgage Loan Warehousing Agreement by and among the Company, ACC, NationsBank of Texas, N.A. and the lenders from time to time party thereto; and (ii) a Current Report on Form 8-K dated April 27, 1998 (earliest event reported April 27, 1998), reporting information under Item 5 with respect to the acquisition of shares of the Company's common stock and warrants to purchase the common stock by Thirty-Five East Investments LLC and Turtle Creek Revocable Trust.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AAMES FINANCIAL CORPORATION
                                          (Registrant)


Dated: August 6, 1999                     By: /s/ MANI A. SADEGHI
                                          ------------------------------
                                            Mani A. Sadeghi
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                              DATE

/s/ GEORGE S. COOMBE, JR.        Director                        August 6, 1999
----------------------------
    George S. Coombe, Jr.

/s/ STEVEN M. GLUCKSTERN         Chairman of the Board           August 6, 1999
----------------------------
    Steven M. Gluckstern

/s/ NEIL B. KORNSWIET            President, Director             August 6, 1999
----------------------------
    Neil B. Kornswiet

/s/ ADAM M. MIZEL                Director                        August 6, 1999
----------------------------
    Adam M. Mizel

/s/ ERIC RAHE                    Director                        August 6, 1999
----------------------------
  Eric Rahe

/s/ MANI A. SADEGHI              Chief Executive Officer,        August 6, 1999
----------------------------     Director
    Mani A. Sadeghi

/s/ DAVID A. SKLAR               Executive Vice President-Finance August 6, 1999
-----------------------------    and Chief Financial Officer
    David A. Sklar               (Principal Financial
                                 and Accounting Officer)

/s/ CARY H. THOMPSON             Director                         August 6, 1999
----------------------------
    Cary H. Thompson

/s/ GEORGES S. ST. LAURENT, JR.  Director                         August 6, 1999
------------------------------
    Georges S. St. Laurent, Jr.

/s/ DAVID A. SPURIA              Director                         August 6, 1999
------------------------------
    David A. Spuria

                                INDEX TO EXHIBITS


Exhibit Number

     11                      Statement Re Computation of Earnings Per Share
     23.1                    Consent of PricewaterhouseCoopers, LLP
     27.1                    Financial Data Schedule - 1998
     27.2                    Financial Data Schedule - 1997
     27.3                    Financial Data Schedule - 1996
     27.4                    Financial Data Schedule - 1995

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
One Stop Mortgage, Inc.



We have audited the statements of operations, changes in stockholders' equity and cash flows of One Stop Mortgage, Inc. (the "Company") for the period January 1, 1996 through June 30, 1996 and the period August 24, 1995 (inception) through December 31, 1995. These financial statements, which are not separately presented herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                            /s/ KPMG PEAT MARWICK LLP

Orange County, California
August 16, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Aames Financial Corporation



In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Aames Financial Corporation and its subsidiaries (the "Company") at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of One Stop Mortgage, Inc., a wholly-owned subsidiary, which statements reflect total revenues of $7 million for the period from August 24, 1995 (inception) through June 30, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for One Stop Mortgage, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, the Company adopted accounting standards that changed its method of accounting for transfers and servicing of financial assets during the year ended June 30, 1997 and its method of accounting for mortgage servicing rights for the year ended June 30, 1996.

As discussed in Note 2, the consolidated financial statements have been restated to reflect a change in the method of measuring and accounting for credit enhancement assets.



/s/ PricewaterhouseCoopers LLP

Los Angeles, California
August 6, 1998, except as to the information presented in Note 2 for which the date is August 5, 1999.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                               June 30,      June 30,
                                                                1998          1997

ASSETS
Cash and cash equivalents                                 $  12,322,000     26,902,000
Loans held for sale, at lower of cost or market             198,202,000    242,987,000
Accounts receivable                                          51,072,000     59,180,000
Interest-only strips, at estimated fair market value        490,542,000    339,251,000
Mortgage servicing rights, net                               32,090,000     21,641,000
Equipment and improvements, net                              13,939,000     12,685,000
Prepaid and other                                            17,020,000     14,949,000
                                                          -------------  -------------
     Total assets                                         $ 815,187,000    717,595,000
                                                          =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings                                                $ 286,990,000    286,990,000
Revolving warehouse facilities                              141,012,000    137,500,000
Accounts payable and accrued expenses                        49,964,000     29,297,000
Income taxes payable                                         33,170,000     24,053,000
                                                          --------------  ------------
     Total liabilities                                      511,136,000    477,840,000
                                                          --------------  ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
     Preferred Stock, par value $.001 per
        share, 1,000,000 shares authorized;
        none outstanding                                             -               -
     Common Stock, par value $.001 per share
        50,000,000 shares authorized;
        30,962,600, and 27,758,800 shares
        outstanding (Note 10)                                    31,000         28,000
Additional paid-in capital                                  249,851,000    209,358,000
Retained earnings                                            54,169,000     30,369,000
                                                          -------------    -----------
     Total stockholders' equity                             304,051,000    239,755,000
                                                          -------------    -----------
     Total liabilities and stockholders' equity           $ 815,187,000    717,595,000
                                                          =============    ===========


                  See accompanying notes to consolidated financial statements

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


                                                        TWELVE MONTHS ENDED
                                                              JUNE 30
                                      -------------------------------------------------------
                                            1998               1997               1996
                                        --------------      -----------         ------------
Revenue:
    Gain on sale of loans             $ 120,828,000         135,421,000         71,255,000
    Net gain or (loss)
        on valuation of
        interest-only strips              19,495,000        (18,950,000)                --
    Commissions                           27,664,000         29,250,000         21,564,000
    Loan service                          51,642,000         31,131,000         20,394,000
    Fees and other                        46,860,000         37,679,000         15,215,000
                                         -----------        -----------       ------------
      Total revenue                      266,489,000        214,531,000        128,428,000
                                         -----------        -----------        -----------
Expenses:
    Compensation                          94,820,000         81,021,000         40,758,000
    Production                            34,195,000         27,229,000         19,036,000
    General and administrative            40,686,000         31,716,000         17,377,000
    Interest                              43,982,000         33,105,000         12,370,000
    Nonrecurring charges                          --         32,000,000                 --
                                         -----------        -----------        -----------
      Total expenses                     213,683,000        205,071,000         89,541,000
                                         -----------        -----------        -----------
Income before income taxes                52,806,000          9,460,000         38,887,000
Provision for income taxes                25,243,000          7,982,000         17,814,000
                                         ------------       -----------        -----------
Net income                            $   27,563,000          1,478,000         21,073,000
                                      ==============        ===========        ===========


Net income per share:
            Basic                     $         0.97               0.06               0.97
                                      ==============       ============        ============
            Diluted                   $         0.87               0.05               0.82
                                      ==============         ==========        ============
            Dividends per share       $         0.13               0.13               0.13
                                      ==============        ===========        ============

Weighted average number
of shares outstanding:
            Basic                         28,548,000         26,400,000         21,681,000
                                         ===========        ===========        ===========
            Diluted                       35,749,000         28,371,000         27,248,000
                                         ===========        ===========        ===========

              See accompanying notes to consolidated financial statements


                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              TWELVE MONTHS ENDED
                                                                                    JUNE 30
                                                           ------------------------------------------------------------
                                                               1998                   1997                    1996
                                                           -------------         -------------            -------------
Operating activities:
  Net income                                               $  27,563,000              1,478,000             21,073,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                              3,909,000              2,853,000              1,275,000
    Gain on sale of loans                                   (121,098,000)          (194,026,000)           (87,424,000)
    Net (gain) loss on valuation
      of interest-only strips                                (19,495,000)            18,950,000                     --
    Accretion of interest-only strips                        (10,698,000)           (10,337,000)           (15,993,000)
    Mortgage servicing rights originated                     (19,513,000)           (16,251,000)           (11,759,000)
    Mortgage servicing rights amortized                        9,064,000              5,512,000                857,000
    Changes in assets and liabilities:
      Loans originated or purchased                       (2,383,638,000)        (2,347,938,000)        (1,168,945,000)
      Proceeds from sale of loans                          2,428,423,000          2,291,140,000          1,006,887,000
      Decrease (increase) in:
        Accounts receivable                                    8,108,000            (49,495,000)            (3,595,000)
        Prepaid and other                                     (2,071,000)            (4,654,000)            (5,276,000)
      Increase (decrease) in:
        Accounts payable and accrued expenses                 20,667,000             13,490,000              8,278,000
        Income taxes payable                                   9,118,000              9,205,000             13,549,000
                                                           -------------          -------------          -------------
Net cash used in operating activities                        (49,661,000)          (280,073,000)          (241,073,000)
                                                           -------------          -------------          -------------

Investing activities:
  Purchases of equipment and improvements                     (5,163,000)            (8,864,000)            (5,885,000)
                                                           -------------          -------------          -------------
Net cash used in investing activities                         (5,163,000)            (8,864,000)            (5,885,000)
                                                           -------------          -------------          -------------

Financing activities:
  Proceeds from sale of stock or exercise of options          40,505,000            121,228,000             26,280,000
  Proceeds from borrowings                                            --            148,945,000            114,901,000
  Proceeds from revolving warehouse facilities                 3,512,000             25,137,000            112,048,000
  Dividends paid                                              (3,773,000)            (3,412,000)            (2,689,000)
                                                           -------------          -------------          -------------
Net cash provided by financing activities                     40,244,000            291,898,000            250,540,000
                                                           -------------          -------------          -------------
Net increase (decrease) in cash and cash equivalents         (14,580,000)             2,961,000              3,582,000
Cash and cash equivalents at beginning of period              26,902,000             23,941,000             20,359,000
                                                           -------------          -------------          -------------
Cash and cash equivalents at end of period                 $  12,322,000             26,902,000             23,941,000
                                                           =============          =============          =============
Supplemental disclosures:
      Interest paid                                     $     44,501,000             30,207,000              6,633,000
      Taxes paid (refunded)                                   16,125,000             (1,197,000)             4,354,000

 See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                ADDITIONAL
                                COMMON           PAID-IN        RETAINED
                                STOCK            CAPITAL        EARNINGS         TOTAL
                              ------------  --------------    ------------    -----------
As of June 30, 1995 .......   $     21,000      61,857,000      13,919,000     75,797,000
   Issuance of common stock      2,064,000       2,064,000
   Shares issued in merger
      transaction .........          3,000          (3,000)           --
   Dividends ..............     (2,689,000)     (2,689,000)
   Issuance of common stock
     warrants .............     24,216,000      24,216,000
   Net income .............     21,073,000      21,073,000
                                              ------------    ------------   ------------
As of June 30, 1996 .......         24,000      88,134,000      32,303,000    120,461,000
   Issuance of common stock          4,000     121,224,000     121,228,000
   Dividends ..............     (3,412,000)     (3,412,000)
   Net income .............      1,478,000       1,478,000
                                              ------------    ------------   ------------
As of June 30, 1997 .......         28,000     209,358,000      30,369,000    239,755,000
   Issuance of common stock          3,000      40,493,000          10,000     40,506,000
   Dividends ..............     (3,773,000)     (3,773,000)
   Net income .............     27,563,000      27,563,000
                                              ------------    ------------   ------------

As of June 30, 1998 .......   $     31,000     249,851,000      54,169,000    304,051,000
                                              ============    ============   ============


                  See accompanying notes to consolidated financial statements.

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

         The following table shows the effect of the merger:



             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
             FISCAL YEAR ENDED JUNE 30, 1996
             -------------------------------
             Net income by entity:
                               Aames, as previously reported            $ 22,330
                               One Stop                                   (1,257)
                                                                        --------
             Restated June 30, 1996 net income                          $ 21,073
                                                                        --------
             Net income per fully diluted share:
                               Previously reported (2/97 stock split)   $   1.02
                               Restated                                 $   0.82


         One Stop's operations, from the period July 1, 1996 through August 28, 1996, were immaterial for purposes of separate restatement.

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

CASH IN TRUST

         The Company services loans on behalf of customers. In such capacity, certain funds are collected and placed in segregated trust accounts which totaled $57.8 million and $28.3 million at June 30, 1998 and June 30, 1997, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheet.

EQUIPMENT AND IMPROVEMENTS, NET

         Equipment and improvements, net are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being recorded utilizing straight-line and accelerated methods over the following estimated useful lives:


            Data Processing Equipment        Five years
            Furniture                        Five to seven years
            Date Processing Software         Three years
            Leasehold Improvement            Lower of life of lease or asset
            Automobiles                      Five years

REVENUE RECOGNITION

         The Company adopted Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") effective January 1, 1997. As a result of the adoption of SFAS 125, the Company records amounts previously categorized as "Excess servicing gains" in the consolidated statement of income as gain on sale of loans. Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as excess servicing receivable as an asset called interest-only strips. The Company has classified this asset as a trading security and during the year ended June 30, 1998, recorded a net unrealized gain of $19.5 million on the valuation of this security. SFAS 125 requires that this mark-to-market adjustment be reported separately from gain on sale of loans.

         In fiscal year 1996, the Company adopted SFAS 122. Under SFAS 122, the Company recognized originated mortgage servicing rights ("MSRs") as assets separate from the mortgage loans to which the MSRs relate based on their respective fair values. Prior to SFAS 122, the Company allocated the entire cost of originating or purchasing mortgage loans to the carrying value of such mortgage loans. The effect of adopting SFAS 122 was to increase the net income of the Company for the fiscal year ended June 30,1996, by $5.7 million, or $0.21 per fully diluted weighted average share.

         In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of the loan (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%) and a monoline insurance fee, if any, adjusted for the reserve for loan losses. Unrealized gains or losses include the recognition of an unrealized gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. The Company's interest in each overcollateralization amount and reserve account is reflected on the Company's Consolidated Financial Statements as "interest-only strips" and is recorded as of the time such amounts are received by the trust.

         The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) a future rate of prepayment; (ii) a discount rate used to calculate present value; and
(iii) a prospective cumulative loan loss estimate on loans sold. There can be no assurance of the accuracy of management's estimates.

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

CASH AND CASH EQUIVALENTS

         At June 30, 1998, the Company had $12.3 million in cash, of which $1.6 million was held in a restricted account in connection with the securitization which closed in June 1998. These funds were released to the Company in July 1998.

LOANS HELD FOR SALE

         Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

ACCOUNTS RECEIVABLE

         Accounts receivable primarily consisted of pool related advances, accrued interest receivable and various servicing advances.

DEBT ISSUANCE COSTS

         At June 30, 1998 and 1997, the Company had an unamortized balance of debt issuance costs of $7.2 million and $8.4 million, respectively, related to the issuance of $23.0 million of 10.5% Senior Notes due 2002, the issuance of $115.0 million of 5.5% Convertible Subordinated Debentures due 2006 and the issuance of $150.0 million of 9.125% Senior Notes due 2003. This balance is included in prepaid and other on the consolidated balance sheet and is amortized to expense over the life of the related debt issuance.

EARNINGS PER SHARE

         Basic earnings per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. Fully diluted earnings per share includes the effects of the conversion of shares related to the Company's 5.5% Convertible Subordinated Debentures due 2006 as well as the average number of stock options outstanding.

         All references in the accompanying consolidated balance sheet, consolidated statement of income and notes to consolidated financial statements to the number of common shares and share amounts have been restated to reflect the three-for-two stock splits in the form of stock dividends effected on February 21, 1997 and May 17, 1996, and the Company's presentation of basic earnings per share ("EPS") under the adoption of FAS 128 during the year ended June 30, 1998.

RECLASSIFICATIONS

         Certain amounts related to 1997 and 1996 have been reclassified to conform to the 1998 presentation.

ADOPTION OF RECENT ACCOUNTING STANDARDS

         In October 1995, the FASB released SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes methods of accounting for stock-based compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 123 in fiscal year 1997. The adoption of SFAS 123 did not have a material effect on the financial position of the Company.

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

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as components of comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not determined the impact that adoption of this standard will have on its future consolidated financial statements.

NOTE 2 RESTATEMENT

         RESTATEMENT OF PRIOR PERIOD RESULTS. In December 1998, the Financial Accounting Standards Board (the "FASB") issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the interest-only strips and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The Special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements.

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

         As a result, the Company's consolidated results of operations for periods subsequent to June 30, 1994 have been restated. The aggregate pretax amount of this change in accounting is $67.1 million.

         The restatement resulted in the following changes to prior financial information (Dollars in thousands, except per share amounts):





                                            YEAR ENDED JUNE 30,
                        --------------------------------------------------------
                              1998           1997         1996        1995
                         -------------   -------------  ---------  ------------
Revenue:
       Previous              $286,110       238,578      141,840      54,939
       As restated            266,489       214,531      128,428      48,400

Net income:
       Previous                40,317        17,109       29,791      10,034
       As restated             27,563         1,478       21,073       5,784

Earnings per share:
    Basic:
       Previous                  1.41          0.65         1.37        0.74
       As restated               0.97          0.06         0.97        0.43
    Diluted:
       Previous                  1.23          0.60         1.14        0.74
       As restated               0.87          0.05         0.82        0.43

Interest-only strips:
(end of period)
       Previous               554,161       383,249      173,789      56,960
       As restated            490,542       339,251      153,838      50,421

Stockholders' equity:
(end of period)
       Previous               345,403       268,354      133,429      80,047
       As restated            304,051       239,755      120,461      75,797


NOTE 3    NONRECURRING CHARGES

         In fiscal 1997, the Company incurred $32.0 million of nonrecurring charges. Approximately $25.0 million of these charges were recognized in August 1996 directly related to the acquisition of One Stop. The remaining amount relates to a reserve for relocating corporate headquarters recorded in the first fiscal quarter of 1998and to severance and other strategic decisions made in the fourth fiscal quarter of 1998.

NOTE 4    INTEREST-ONLY STRIPS AND MORTGAGE SERVICING RIGHTS

         The activity in the interest-only strips during the years ended June 30, 1998 and 1997 is summarized as follows:

                                                    JUNE 30,
                                                    --------
                                                1998             1997
                                                ----             ----
Balance, beginning of year                  $339,251,000   $  153,838,000
Gain on sale of loans                        121,098,000      194,026,000
Accretion                                     10,698,000       10,337.000
Net gain (loss) on valuation
  of interest-only strips                     19,495,000     (18,950,000)
                                              ----------     -----------
Balance, end of year                        $490,542,000     $339,251,000
                                            ============     ============

         The activity in mortgage servicing rights during the years ended June 30, 19989 and 1997 is summarized as follows:


                                                   JUNE 30,
                                                   --------
                                            1998             1997
                                            ----             ----
Balance, beginning of year               $21,641,000      $10,902,000
Mortgage servicing rights originated      19,513,000       16,251,000
Mortgage servicing rights amortized       (9,064,000)      (5,512,000)
                                         -----------      -----------
 Balance, end of year                    $32,090,000      $21,641,000
                                         ===========      ===========

         The interest-only strips and the mortgage servicing rights are amortized over the estimated lives of the loans to which they relate.

NOTE 5    EQUIPMENT AND IMPROVEMENTS, net

         Equipment and improvements, net consisted of the following at June 30, 1998 and 1997:


                                                         JUNE 30,
                                                         --------
                                                  1998             1997
                                                  ----             ----
Data processing equipment                  $   10,421,000        8,239,000
Furniture and fixtures                          7,958,000        5,892,000
Data processing software                        3,213,000        1,756,000
Leasehold improvements                          2,032,000        1,666,000
Equipment under capital leases                         --          806,000
Automobiles                                       395,000          497,000
                                             -------------     -----------
     Total                                     24,019,000       18,856,000
Accumulated depreciation and amortization     (10,080,000)      (6,171,000)
                                             -------------     ------------
Equipment and improvements, net            $   13,939,000       12,685,000
                                             ==============    ============

NOTE 6    BORROWINGS AND REVOLVING WAREHOUSE FACILITIES

         Borrowings consisted of the following at June 30, 1998 and 1997:


                                                                             JUNE 30,
                                                                             --------
                                                                      1998             1997
                                                                      ----             ----
9.125% Senior Notes due 2003, guaranteed by each of the
Restricted Subsidiaries of the Company.                            $150,000,000   150,000,000

5.5% Convertible Subordinated Debentures due 2006, convertible to
6.2 million shares of the common stock at $19 per share. The
Convertible Subordinated Debentures are subordinated to all
existing and future senior indebtedness of the Company
(as defined in the Indenture).                                      113,990,000   113,990,000

10.5% Senior Notes due 2002, collateralized by certain residual certificates. Principal payments of $5,750,000 in each of
calendar years 1999 through 2002.                                    23,000,000    23,000,000
                                                                  -------------  ------------
     Total borrowings                                              $286,990,000   286,990,000
                                                                   ============   ===========

         Maturities on borrowings are as follows:


FISCAL YEARS ENDED JUNE 30,
---------------------------
1999                                      $   5,750,000
2000                                          5,750,000
2001                                          5,750,000
2002                                          5,750,000
2003                                                 --
2004                                        150,000,000
Thereafter                                  113,990,000
                                          --------------
     Total Borrowings                     $ 286,990,000
                                          =============

Amounts outstanding under revolving warehouse facilities consisted of the following at June 30, 1998 and 1997:


                                                                            JUNE 30,
                                                                            --------
                                                                      1998            1997
                                                                     ------          ------
Warehouse facility with a syndicate of ten commercial banks
collateralized by loans originated and purchased by the Company as well as certain servicing receivables; expires April 9, 1999 with interest at the option of the Company of either 1.05% over
Fed Funds rate, or .80% over one-month LIBOR rate. Total credit available $400 million. Fed Funds rate was 7.1% and one-month
LIBOR was 5.7% at June 30, 1998                                  $ 135,500,000     137,500,000

Warehouse facility from an investment bank collateralized by loans originated and purchased by the Company. This line of $300 million bears interest at a rate of .65% over one-month LIBOR and expires on September 11, 1998 One-month LIBOR rate was 5.7% at
June 30, 1998                                                        5,512,000              --
                                                                 -------------   -------------
Total amounts outstanding under warehouse facilities             $ 141,012,000     137,500,000
                                                                 =============   =============

NOTE 7    INCOME TAXES

         The provision for income taxes consisted of the following for the years ended June 30, 1998, 1997 and 1996:


                                JUNE 30,
                                --------
                     1998          1997          1996
                     ----          ----          ----
Current:
  Federal         $10,060,000       203,000     6,344,000
  State             3,249,000       262,000     2,212,000
                                              -----------
                   13,309,000       465,000     8,556,000
                  -----------   -----------   -----------
Deferred:
  Federal           6,814,000     4,665,000     5,518,000
  State             5,120,000     2,852,000     3,740,000
                                              -----------
                   11,934,000     7,517,000     9,258,000
                                -----------   -----------
          Total   $25,243,000     7,982,000    17,814,000
                                ===========   ===========

Current and deferred taxes payable were comprised of the following at June 30, 1998 and 1997:

                                             JUNE 30,
                                             --------
                                       1998             1997
                                       ----             ----
Current taxes payable (receivable):
  Federal                           $ 3,190,000        4,431,000
  State                                (967,000)      (1,350,000)
                                    -----------      -----------
                                      2,223,000        3,081,000
Deferred taxes payable:
  Federal                            17,129,000       11,531,000
  State                              13,818,000        9,441,000
                                    -----------      -----------
                                     30,947,000       20,972,000
     Total                          $33,170,000       24,053,000
                                    ===========      ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consist of the following at June 30, 1998 and 1997:


                                                    JUNE 30,
                                                    --------
                                              1998            1997
                                              ----            ----
       Deferred tax liabilities:
         Interest-only strips              $ 18,908,000      23,187,000
         Depreciation                              --           440,000
         Deferred loan fees                     578,000       1,346,000
         Mortgage servicing rights           16,770,000       9,116,000
         Bad debts                            6,579,000            --
                                           ------------    ------------
        Total gross deferred tax
       liabilities                           42,835,000      34,089,000
                                           ------------    ------------
       Deferred tax assets:
         Sec. 475 mark-to-market                   --        (2,870,000)
         State taxes                         (4,836,000)     (3,396,000)
         Vacation accrual                      (801,000)       (701,000)
         Allowance for doubtful                    --          (435,000)
           accounts
         Lease cancellation accrual            (920,000)       (920,000)
         Excess inclusion income             (1,539,000)            --
         Depreciation                           (98,000)            --
         Other accruals                      (1,471,000)     (1,714,000)
                                           ------------    ------------
         Total gross deferred tax assets     (9,665,000)    (10,036,000)
                                           ------------    ------------
       Net deferred tax liabilities        $ 33,170,000      24,053,000
                                           ============    ============

The estimated effective tax rates for the years ended June 30, 1998 and 1997 were as follows:

                                                   1998
                               -------------------------------------------
                                                  Tax Affected   Effective
                                 Permanent         Permanent      Tax Rate
                                DIFFERENCES       DIFFERENCES   CALCULATION
                               ------------      ------------  ------------
 Tax provision                                                 $25,243,000
 Income before income taxes                                     52,806,000
 Effective tax rate                                                  47.8%

 Federal statutory rate                                              35.0%
 State pre-tax after permanent
 difference                    $ 8,369,000        5,439,000           10.3
 Disallowed compensation         3,398,000        1,189,300            2.3
 Other, net                        253,940          132,250            0.2
                                                                ----------
                                                                      47.8%
                                                                ==========

                                                         1997
                                                     TAX AFFECTED      EFFECTIVE
                                        PERMANENT      PERMANENT       TAX RATE
                                       DIFFERENCES    DIFFERENCES     CALCULATION
                                       -----------    -----------     -----------
Tax provision                                                       $  7,982,000
Income before income taxes                                             9,460,000
Effective tax rate                                                          84.4%

Federal statutory rate                                                      35.0%
State pre-tax after
     permanent difference               36,558,000     2,654,000            28.1
Pooling of interests                     5,156,000     1,805,000            19.0
Stock options                           (2,227,000)     (779,000)           (8.2)
Other, net                               2,872,000     1,005,000            10.5
                                                                    ---------------
                                                                            84.4%

The Company's effective tax rate for the year ended June 30, 1996 was computed using the appropriate statutory rates with no significant differences.

NOTE 8    COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases expiring at various dates through February 2012. In addition, in February 1996, the Company entered into an operating lease for an airplane, which expires February 2006. Total rent expense related to operating leases amounted to $9.1 million, $5.3 million and $3.2 million, for the years ended June 30, 1998, 1997 and 1996, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined). At June 30, 1998, future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year are as follows:


                               COMMITMENTS
                               -----------
1999                           $  7,695,000
2000                              8,370,000
2001                              6,696,000
2002                              5,662,000
2003                              4,871,000
Thereafter                       32,211,000
                               ------------
                               $ 65,505,000
                               ============

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

EMPLOYMENT AND SEVERANCE AGREEMENTS

At June 30, 1998, the Chief Executive Officer of the Company had an employment agreement with the Company expiring on June 30, 2001, which provided for a base salary and a performance bonus measured against a target return on equity. In addition, certain options were granted thereunder. The agreement also provided that, in the event of a termination without cause or in the event of certain changes in control, the Company would pay two years' base salary plus an amount equal to his performance bonus over the previous eight quarters.

At June 30, 1998, the President of the Company had an employment agreement with the Company expiring on August 26, 2003, which provided for a base salary and quarterly performance bonuses of between $1.35 million and $1.65 million depending on broker and retail loan production. The agreement also provided that, in the event of a termination without cause, the Company would pay an amount equal to the base salary for the remaining term of the agreement, plus $30 million minus the performance bonuses paid prior to termination ("performance payment"). In the event of a change in control, the Company would pay the performance payment.

Certain other members of management had employment or severance agreements which provided for enhanced severance and other benefits upon a change in control, as defined in the agreements.

NOTE 9    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                              JUNE 30, 1998                  JUNE 30, 1997
                                     ------------------------------ ----------------------------

                                     CARRYING         ESTIMATED        CARRYING         ESTIMATED
                                      AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE

BALANCE SHEET:
Cash and cash equivalents         $ 12,322,000     $ 12,322,000     $ 26,902,000     $ 26,902,000
Loans held for sale                198,202,000      208,112,000      242,987,000      255,136,000
Interest-only strips, at estimated fair
   market value                    490,542,000      490,542,000      339,251,000      339,251,000
Mortgage servicing rights           32,090,000       32,090,000       21,641,000       21,641,000
Amounts outstanding under
   revolving warehouse facilities  141,012,000      141,012,000      137,500,000      137,500,000
Borrowings                         286,990,000      246,938,000      286,990,000      284,735,000
OFF  BALANCE SHEET:
Hedge position notional
   amount outstanding              250,000,000      248,455,000      135,000,000      135,246,000

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

NOTE 10    EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT SAVINGS PLAN

         The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees' elected salary deferrals. Employer contributions are determined at the beginning of the plan year at the option of the employer. During the years ended June 30, 1998, 1997 and 1996, the Company's contribution to the plan aggregated $549,000, $432,000 and $252,000, respectively.

DEFERRED COMPENSATION PLAN

         In April 1997, the Company implemented a Deferred Compensation Plan for highly compensated employees and directors of the Company. The plan is unfunded and non-qualified. Eligible participants may defer a portion of their compensation and receive a Company matching amount up to 4% of their annual base salary. The Company may also make discretionary contributions to the plan. During the year ended June 30, 1998, the Company made $203,700 of discretionary contributions to the plan.
STOCK BASED COMPENSATION

         At June 30, 1998, the Company has reserved 5,450,000 shares of the common stock for issuance under its 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. Under these plans, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The exercise price is based on the closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. The Company has also granted options outside of these plans, on terms established by the Compensation Committee. A summary of the Company's stock option plans and arrangements as of June 30, 1998, 1997 and 1996 and changes during the years then ended are as follows:


                                           OPTION          OPTION
                                           SHARES        PRICE RANGE
                                           ------        -----------
1998
Outstanding at beginning of year         4,182,491   $  0.19  - 29.70
Granted                                  1,084,091     11.81  - 19.94
Exercised                                 (419,414)     3.33  - 13.63
Forfeited                                 (276,499)     0.20  - 28,92
                                         ---------     --------------
Outstanding at end of year               4,570,669   $  0.19  - 29.70
                                         =========     ==============
1997
Outstanding at beginning of year         2,940,722   $  0.19  - 18.61
Granted                                  1,647,733      12.0  - 29.70
Exercised                                 (325,049)     3.33  - 11.50
Forfeited                                  (80,915)     3.89  - 28.92
                                         ---------     --------------
Outstanding at end of year               4,182,491   $  0.19  - 29.70
                                         =========     ==============
1996
Outstanding at beginning of year           712,996   $  3.33  -  5.11
Granted                                  2,464,049      0.19  -18.61(1)
Exercised                                 (223,148)     3.33  -  7.95
Forfeited                                  (13,175)     3.33  -  7.95
                                         ---------     --------------
Outstanding at end of year               2,940,722   $  0.19  - 18.61
                                         =========     ==============

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


                                          JUNE 30,
                                          --------
                                   1998               1997
                               ------------        ------------
Net income:
  As reported                  $ 27,563,000        1,478,000
  Pro forma                      26,511,000       (2,437,000)
Basic earnings per share:
  As reported                          0.97             0.06
  Pro forma                            0.93            (0.09)
Diluted earnings per share:
  As reported                          0.87             0.05
  Pro forma                            0.84            (0.09)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                          JUNE 30,
                                          --------
                                     1998          1997
                                     ----          ----
Dividend yield                        1.20%         .54%
Expected volatility                  54.56        47.98
Risk-free interest rate               5.78         6.30
Expected life of option            5 years      6 years

NOTE 11   STOCKHOLDERS' EQUITY

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

         On October 10, 1996, the Company completed the sale of 3.6 million shares of common stock in a public offering. The proceeds to the Company from the offering, net of expenses, were $118 million.

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

         The following table reconciles basic earnings per share to fully diluted earnings per share for the years ended June 30, 1998, 1997 and 1996 (dollars and share data in thousands, except earnings per share):


                                             YEAR ENDED JUNE 30,
                                             -------------------
                                      1998           1997          1996
                                    ----------   ------------   ----------
Basic weighted average number of      28,548         26,400        21,681
shares
Add: options                           1,094          1,971         3,513
Add: convertible shares                6,107             --         2,054
                                     -------        -------       -------
Diluted shares                        35,749         28,371        27,248
                                     =======        =======       =======
Basic net income                     $27,563          1,478        21,073
Convert interest                       3,645             --         1,223
                                     -------        -------       -------
Diluted net income                   $31,208        $ 1,478       $22,296
                                     =======        =======       =======
Earnings per share:
Basic                                $  0.97           0.06          0.97
Diluted                              $  0.87           0.05          0.82

NOTE 12   SUBSIDIARY GUARANTORS

         In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 which are guaranteed by all of the Company's subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net income and net equity of such subsidiaries are substantially equivalent to the total assets, net income and net equity of the Company on a consolidated basis.

NOTE 13   QUARTERLY FINANCIAL DATA (UNAUDITED)

         A summary of unaudited quarterly operating results for the years ended June 30, 1998 and 1997 follows (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED
                                    ---------------------------------------------
                                       SEPT 30      DEC 31     MAR 31    JUNE 30
                                    ------------  ---------  ---------- ---------
1998
----
     Revenue                        $   64,499      70,341     59,538      72,111
     Income before income taxes         18,760      17,840      3,937      12,269
     Net income                          9,933       9,170      2,018       6,442
     Earnings per share - diluted         0.31        0.29       0.07        0.20
1997
----
     Revenue                        $   59,092      64,992     67,113      23,334
     Income (loss) before income
     taxes                             (10,820)     23,624     21,851     (25,195)
     Net income (loss)                  (9,023)     13,148     12,078     (14,725)
     Earnings (loss) per share -
     diluted                             (0.38)       0.39       0.36       (0.53)

NOTE 14   FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

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

Credit Risk

         The Company is exposed to on-balance sheet credit risk related to its receivables and interest-only strips. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

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

Warehousing Exposure

         The Company utilizes revolving warehouse financing facilities to finance the holding of mortgage loans prior to sale or securitization. As of June 30, 1998 and 1997, the Company had total revolving warehouse facilities available in the amount of $950 million and $600 million, respectively. The total amount outstanding related to these facilities was $141.0 million and $137.5 million at June 30, 1998 and 1997, respectively. Warehouse facilities typically have a term of one year or less and are designated to fund mortgage loans originated within specified underwriting guidelines. The majority of the mortgage loans remain in the facilities for a period generally of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts outstanding under these facilities are short term in nature and/or generally bear market rates of interest, the contractual balances of these instruments are reasonable estimates of their fair values.

NOTE 15.  SUBSEQUENT EVENTS (UNAUDITED)

         In its regular quarterly review of its interest-only strip, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data and determined that it should adjust each of its assumptions (rate of prepayment, discount rate and credit loss) to reflect current market conditions. This change in estimate resulted in a valuation adjustment of the Company's interest-only strips of $191.6 million (the "Write-Down") in the quarter ended December 31, 1998. The components of the valuation adjustment were as follows:

         Rate of Prepayment. In its valuation analysis of prepayment speeds, the Company considered the relationship between the rate paid on the certificates or bonds issued in the securitizations and the weighted average coupons on the mortgages outstanding in each securitization pool from time to time. Additionally, For the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, e.g. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company finalized the development of an enhanced analytical model which more precisely reflected the performance of the securitized loans. This analytical model enabled the Company to refine its estimate of the prepayment rates associated with the performance of its securitized loans. Additionally, data and information received from market participants (credit and capital providers) assisted the Company in its assessment of current market conditions which resulted in the Company applying a more precise valuation estimate to its prepayment assumptions. The Company incorporated this new information in developing its improved judgment as to prepayment speeds and changed its estimate of prepayment rates from a flat constant prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. These revised prepayment rates resulted in a weighted average life of 2.86 years. The impact of the change in prepayment speeds amounted to approximately $62 million, which was included in the Write-Down recorded for the quarter ended December 31, 1998.

         Discount Rate. For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that a change in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. To determine the appropriate discount rate, the Company reviewed general market conditions as reflected by market sales of senior tranche asset-backed securities. Management believed that the pass-through rate on senior tranche securities should be lower than the discount rate applied to the subordinate, and higher risk, interest-only strips. However, the adversity of the market during the quarter ended December 31, 1998 was so severe that, in some instances, transactions of senior tranche asset-backed securities could not even be completed. Accordingly, the Company incorporated this current market information in developing its judgment as to the appropriate risk adjusted rate of return in establishing its change in estimate of the discount rate to be used in estimating the fair value of the interest-only strips. For the quarter ended December 31, 1998, the Company increased its discount rate to 15% to reflect current market conditions. The impact of this change in discount rate amounted to approximately $65 million, which was included in the Write-Down recorded for the quarter ended December 31, 1998.

         Credit Losses. For the quarter up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. This estimate was developed through a review of the credit performance of securitized loans in the aggregate. In conjunction with its previous quarterly review of loss estimates, the Company considered the level of delinquency of securitized loans and the percentage of annualized losses to securitized loans in the aggregate. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considers in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. For the quarter ended December 31, 1998, the percentage of losses to average servicing portfolio amounted to 1.08%, a significant increase from the previous quarter's level of
 .80%. The Company had seen levels spike to .96% in the quarter ended June 30, 1998 but then subside to the .80% previously noted. This trend was in line with the Company's assumption that losses were being realized as the servicing portfolio was transferred in-house from sub-servicers. Management believes the increase in losses in the December 1998 quarter reflected general market conditions rather than the continuing effects of the transfer of servicing in-house. Publicly available information from investment banking firms and credit agencies began to indicate a market expectation that credit losses within the sub-prime home equity sector would rise. Those indications, in part, arise from the impact of the adverse market conditions on severely delinquent borrowers who, in a more favorable market, would avoid default by refinancing with other lenders. In the current market, with competition lessening and underwriting guidelines tightening, these borrowers are much more likely to default. Accordingly, the Company increased its prospective cumulative loan loss estimate to 2.7% of the balance of the loans in the securitization pools at December 31, 1998. This change in credit loss estimate resulted in a valuation adjustment of $67 million, which was included in the Write-Down recorded for the quarter ended December 31, 1998.

         The Company recently announced that it modified each of its warehouse and repurchase credit facilities to conform to the financial targets in those facilities to its results for the quarter ended March 31, 1999 and the expected results for the quarter ended June 30, 1999.

         During the quarter ended March 31, 1999, the Company recorded a net loss of $36.0 million. Contributing to the net loss was $15.1 million in pre-tax operating losses and a $37.0 million one-time charge related to monthly and servicing advances on loans included in securitization trusts for which it acts as servicer. The Company records those advances as accounts receivable on its consolidated balance sheet.

         The operating loss during the quarter ended March 31, 1999 arose primarily from the Company's reliance on the whole loan market rather than securitizations for its loan disposition strategy and, to a lesser extent, on reduced loan production. The whole loan market is generally less profitable than the securitization market. Further, the gain on sale recorded for the Company's whole loan sales during the quarter were less than its cost of production. There is no assurance that market conditions will not change or other events will not occur that would preclude or inhibit the Company's ability to complete securitizations on a quarterly basis.

         The one-time charge recorded in the quarter ended March 31, 1999 related to payments made by the Company in connection with other securitization trusts for which it acts as servicer. As servicer of the loans it securitizes, the Company is obligated to advance, or "loan," to the trusts delinquent interest. In addition, as servicer, the Company advances to the trusts foreclosure-related expenses and certain tax and insurance remittances relating to loans in securitized pools. The Company is then entitled to recover these advances from regular monthly cash flows into the trusts, including monthly payments, pay-offs and liquidation proceeds on the related loan. Until recovered, the Company records the cumulative advances as accounts receivable on its consolidated balance sheet. In addition, the Company, as servicer, is obligated to make additional payments into the trusts which are not recoverable from monthly cash flows and, therefore, should not be included in accounts receivable. These payments, for example, relate to compensating interest payments for loans that pay-off other than at a month's end. As servicer, the Company is required to pay into the trust that portion of a monthly interest payment that is not included in the pay-off amount. At March 31, 1999, amounts included in accounts receivable that were not recoverable from monthly principal and interest payments were charged-off. However, payments into a trust that are not recovered from monthly cash flows may be recovered from the trust's distributions to the Company as residual certificate holder.

         On December 23, 1998, as amended as of February 10, 1999, June 9, 1999 and July 16, 1999, the Company entered into a Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") with Capital Z Financial Services Fund II, LP, a Bermuda limited partnership ("Capital Z"), pursuant to which Capital Z agreed to make an equity investment in the Company of up to $126.5 million (the "Capital Z Investment"). The initial phase of the Capital Z Investment occurred on February 10, 1999 when a partnership majority-owned by Capital Z (the "Capital Z Partnership"), and other parties designated by Capital Z, purchased 76,500 shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock for $1,000 per share, for an aggregate investment of $76.5 million. In connection with this investment, the Company restructured its Board of Directors. The Board was increased to nine directors, five of whom were nominated by Capital Z pursuant to the terms of the Preferred Stock Purchase Agreement. In the second phase which was added to the Preferred Stock Purchase Agreement by the July 16, 1999 amendment, the Capital Z Partnership purchased 25,000 additional shares of Series C Convertible Preferred Stock for $1,000 per share, for an aggregate additional investment of $25 million. Subject to the approval of the amendments to the Company's Certificate of Incorporation by the Company's stockholders, the third phase of the Capital Z Investment will include an offering to holders of the Company's common stock of non-transferable rights to purchase up to approximately $31 million of Series C Convertible Preferred Stock at $1.00 per share (the "Rights Offering") and a sale to Capital Z or its designees of up to $25 million of the Series C Convertible Preferred Stock but only to the extent that the amount sold in the Rights Offering is less than $25 million.

         At the time the warehouse and repurchase facilities were entered into, the Company and Capital Z had expected to complete the Rights Offering by June 30, 1999 and the original financial targets in the credit facilities reflected that fact. Because of administrative delays involving the preparation of documents and filings, the Company currently expects the Rights Offering to occur in September 1999.

         The amendments of the financial targets in the Company's credit facilities also reflect the expected operational results for the quarter ended June 30, 1999. The Company expects to incur an operating loss for the quarter ended June 30, 1999, primarily due to its decision to delay its securitization until the quarter ended September 30, 1999. During the quarter ended June 30, 1999, the Company relied on the less profitable whole loan market for its loan disposition strategy.

         The Company also recently announced that it had finalized a new structure to monetize a substantial portion of its accounts receivables related to the monthly and servicing advances, as well as substantially reduce the burden of making future monthly and servicing advances on the loans in its existing servicing portfolio. In connection with this structure, the Company received approximately $50 million for certain of the monthly and servicing advances carried on its consolidated balance sheet. Additionally, the Company received the necessary approvals of the rating agencies, the trustee and the monoline insurers on its securitization trusts to engage a third party to make a significant portion of future servicing advances on those pools.