Form 10-K
period 1999-06-30
AAMES FINANCIAL CORP/DE
filed 1999-09-03
CIK 879957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     for the Fiscal Year Ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ________ to __________

                         Commission file number 0-19604

                           AAMES FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                95-4340340
   ----------------------------         -------------------------------------
   (State or other jurisdiction         (I.R.S.  Employer Identification No.)
        of incorporation)

     350 S. GRAND AVENUE, LOS ANGELES, CALIFORNIA             90071
     --------------------------------------------           ---------
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

        At August 18, 1999, there were outstanding 31,016,964 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($1.4375 per share) of the Registrant's Common Stock on the New York Stock Exchange was $41,869,205.75. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Proxy Statement relating to its 1999 Annual Meeting of Stockholders or an amendment to this Form 10-K are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

                                     PART I

ITEM 1.        BUSINESS

GENERAL

        Aames Financial Corporation (the "Company") is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans primarily through a broker network. In August 1999, One Stop began operating under the name "Aames Home Loan."

        On December 23, 1998 as amended February 10, 1999, June 9, 1999 and July 16, 1999, the Company entered into a Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") with Capital Z Financial Services Fund, II, L.P., a Bermuda limited partnership ("Capital Z"), pursuant to which Capital Z has agreed to make an equity investment of up to $126.5 million in the Company (the "Investment"). The Investment is to be made as follows: (i) on February 10, 1999 (the "Initial Closing"), Capital Z (through a partnership majority-owned by Capital Z) and certain other investors designated by Capital Z purchased 26,704 shares of the Series B Convertible Preferred Stock of the Company and 49,796 shares of the Series C Convertible Preferred Stock of the Company for $1,000 per share, or an aggregate purchase price of $76.5 million; (ii) on August 3, 1999, Capital Z (through a partnership majority-owned by Capital Z) purchased an additional 25,000 shares of Series C Convertible Preferred Stock of the Company for $1,000 per share, or an aggregate purchase price of $25 million (the "Additional Investment'); (iii) subject to receiving stockholder approval of amendments to the Company's Certificate of Incorporation to increase the authorized common and preferred stock and effect a 1,000-for-1 forward stock split of the outstanding preferred stock (the "Recapitalization") at a meeting of stockholders scheduled for September 13, 1999, the Company will offer in a public offering to the holders of the common stock of the Company non-transferable subscription rights (the "Rights Offering") to purchase up to approximately 31 million shares of Series C Convertible Preferred Stock for $1.00 per share, and (iv) if less than 25 million shares of Series C Convertible Preferred Stock is purchased by the stockholders, Capital Z has agreed to purchase the difference (up to 25 million additional shares of Series C Convertible Preferred Stock) for $1.00 per share (the "Standby Commitment").

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

        The Company originates and purchases loans nationally through three production channels retail, broker and correspondent. For the year ended June 30, 1999, the Company originated and purchased $2.19 billion of mortgage loans. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases.

        As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. The Company sold $1.89 billion, $2.45 billion and $2.27 billion of loans in the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Of the total amount of loans sold during the fiscal years ended June 30, 1999, 1998 and 1997, $650 million, $2.03 billion and $2.26 billion were sold in securitizations, respectively. During those same fiscal years, the Company sold $1.24 billion, $416 million and $7.5 million, respectively, in whole loan sales for cash. The Company did not complete a securitization during the quarters ended December 31, 1998, March 31, 1999 and June 30, 1999 due to adverse market conditions for asset-backed securitizations. In August 1999, the Company completed a mortgage loans securitization of $400 million. See "- Loan Disposition."

        The Company retains the servicing on the loans it originates or purchases and securitizes. In April 1999, the Company entered into a sub-servicing arrangement with a loan servicing company with respect to $388 million of loans primarily to reduce the burden on its cash resources caused by its obligation to advance interest on delinquent loans in its servicing portfolio.

BUSINESS STRATEGY

        Fiscal 1999's results reflect the impact on the Company of the global economic crises that existed early in the year and the continuing effects of those crises on the credit, capital and asset-backed markets. From October through the Initial Closing, the Company was dependent on one $300 million warehouse line to fund its loan production. In conjunction with the Initial Closing, the Company obtained an additional $400 million in committed warehouse and repurchase facilities and an additional $100 million in an uncommitted facility. The limited warehouse capacity during the second and part of the third fiscal quarters severely constrained the Company's loan production capability. Further, the public equity and debt markets on which the Company had historically relied to satisfy its cash flow needs were not available during the whole of the fiscal year. Additionally, the asset-backed markets on which the Company had historically and primarily relied for its loan disposition strategy remained weak, and inaccessible to, or impracticable for, the Company, throughout the last three fiscal quarters. The Company, therefore, relied solely on whole loan sales for cash during that period. The gains recorded for whole loan sales are generally lower than the gains recorded for securitizations. However, this difference in gain was exacerbated during the year by the over-supply of whole loan product as other home equity lenders who had traditionally securitized their production also sold loans in the whole loan market. The gain on sale from the securitization completed during the first fiscal quarter was significantly reduced due to a loss on the Company's hedge position which was not offset by enhanced securitization execution. These negative market conditions adversely affected the prepayment, loss and discount rate assumptions applied by the Company in estimating the value of its interest-only strips.

The application of these revised assumptions resulted in the Company recording a $194 million net loss in valuation of its interest-only strips during the second fiscal quarter of 1999 (the "Write-Down").

        For the three years prior to fiscal 1998, the Company's significant year-over-year growth was driven primarily by the increases in the volume of loans purchased in the bulk correspondent business facilitated by the sale of the Company's loan production in securitization transactions. These business strategies significantly contributed to the Company's operating on a negative cash flow basis which was funded by the Company regularly accessing the public equity and debt markets. In the fourth quarter of fiscal 1997, primarily as a reaction to the uncertainties in those capital markets, the Company decided to reduce its bulk loan purchases and focus on the less cash intensive core retail and broker loan production units and its servicing divisions. Fiscal 1998's results reflect these strategic decisions in the record levels of retail and broker loan production, increased expenses for retail and broker loan office expansion and increased expenses to accommodate the significant increase in the Company's in-house servicing portfolio.

        The Company believes that the Investment by Capital Z and its current warehouse capacity permits the Company to resume its growth strategy. This growth strategy consists of: (i) continuing to focus on its core loan production units; (ii) increasing its servicing portfolio and servicing capabilities; and
(iii) diversifying its funding sources to become self-financing (i.e., the ability to obtain sufficient lines of credit to provide financing for assets created by the Company and the reduction of reliance on the public equity and debt markets). In particular, the Company intends to employ the following strategies:

        Focus on Core Loan Production. The Company intends to evaluate expansion opportunities in its retail and broker operations and to expand its loan purchasing capabilities by building new relationships with independent mortgage brokers, with the goal of increasing market share in these areas. The Company regularly reviews its loan offerings and introduces new loan products to further meet the needs of its customers and increase its core loan production volume. However, no assurance as to the Company's ability to accomplish these goals can be given.

        Increase Servicing Portfolio; Increase Margins and Develop Subservicing Capabilities. The Company plans to continue to build the size of its servicing portfolio to provide a stable and significant source of recurring revenue. At June 30, 1999, the Company's servicing portfolio was $3.84 billion. The Company expects to increase the size of its loan servicing portfolio by continuing to increase loan originations and purchases, completing new securitizations and subservicing on behalf of third parties. However, no assurance as to the Company's ability to accomplish these goals can be given.

        Continue to Diversify Funding Sources and Become Self-Financing. The Company intends to continue to expand and diversify its funding sources by adding additional warehouse or repurchase facilities, disposing of a portion of its loan production for cash in the whole loan market, and developing new sources for working capital. However, no assurance as to the Company's ability to accomplish these goals can be given.

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

MORTGAGE LOAN PRODUCTION

        The Company's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity which is typically secured by a first mortgage on the borrower's residence with either a fixed or adjustable interest rate. Non-conforming home equity loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and that generally cannot be marketed to agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). In addition, the Company offers junior mortgages and other products in order to meet a wide variety of borrower needs. In fiscal 1999, the Company obtained its residential loans through three primary channels: retail, broker and correspondent.

        The following table illustrates the sources of the Company's loan production during the periods indicated:


                                                             FISCAL YEARS ENDED JUNE 30,
                                                            1999        1998         1997
                                                            ----        ----         ----
                                                                (DOLLARS IN THOUSANDS)
Retail loans:
  Total dollar amount..............................      $770,000      636,100       436,900
  Number of loans.................................         12,214       11,531         8,565
  Average loan amount............................              63           55            51
  Average initial combined loan to value...........            72%          70            67
  Weighted average interest rate(1)................           9.5%        10.3          10.5
Broker loans(2):

  Total dollar amount..............................    $1,182,100    1,101,200       741,000
  Number of loans..................................        14,006       12,763         8,985
  Average loan amount..............................            84           86            83
  Average initial combined loan to value........               76%          75            71
  Weighted average interest rate(1)................           9.9%         9.8          10.0
Correspondent program:

  Total dollar amount..............................     $ 241,500      646,300     1,170,000
  Number of loans..................................         2,219        6,252        12,500
  Average loan amount..............................           109          103            94
  Average initial combined loan to value...........            80%          79            71
  Weighted average interest rate(1)................          10.0%        10.2          11.0
Total loans:

  Total dollar amount..............................    $2,193,600    2,383,600     2,347,900
  Number of loans..................................        28,439       30,546        30,050
  Average loan amount..............................            77           78            78
  Average initial combined loan to value...........            75%          75            70
  Weighted average interest rate(1)................           9.8%        10.1          10.6
----------------

(1) Calculated with respect to the interest rate at the time the loan is originated or purchased by the Company.

(2) Includes commercial loans. In late fiscal 1997, the Company began originating small commercial loans on a limited basis. In January 1999, the Company discontinued its commercial loan operation.

        Retail Loan Office Network. The Company originates home equity mortgage loans through its network of retail loan offices. At June 30, 1999, the Company had 101 offices serving borrowers in 37 states. Prior to fiscal year 1994, the Company's retail offices were located only in California. Commencing fiscal 1996, the Company aggressively pursued a strategy of expanding its retail loan office network nationwide. The Company's retail office network increased by 16 offices and 53 offices in fiscal 1997 and 1998, respectively. However, primarily due to market conditions, during fiscal 1999, the Company closed 20 retail offices. The Company's network of retail loan offices includes two different retail operations - a centralized network which operates under the name "Aames Home Loan" and uses a centralized marketing approach, and a decentralized network which now operates under the name "Aames Funding Corporation" and uses a decentralized marketing approach at the branch level. During the current fiscal year, the Company intends to evaluate opportunities for further retail office expansion.

        The Company selects areas in which to introduce or expand its retail presence on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company.

        The Company's expansion of its retail loan office network during fiscal 1997 and 1998 resulted in significant increases in retail loan production over those fiscal years. The Company originated $636 million and $437 million of mortgage loans through this network in fiscal 1998 and 1997, respectively. Despite the adverse market conditions that existed during most of the year, retail production increased to $770 million during fiscal 1999. Most of the increase resulted from the Company's decentralized retail network which commenced operations in March 1998.

        The Company generates applications for loans through its retail loan office network principally through a multimedia advertising program, which relies primarily on the use of direct mailings to homeowners, yellow-page listings and telemarketing. In the past, the Company has also used television and radio advertising. The Company believes that its advertising campaigns establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of advertising.

        The Company's advertising invites prospective borrowers to call the Company to apply for a loan. On the basis of an initial screening conducted at the time of the call, the Company makes a preliminary determination of whether the customer and the property meet the Company's lending criteria, and schedules an appointment with a loan officer in the retail loan office most conveniently located to the customer or in the customer's home.

        The Company's loan officer at the local retail loan office assists the applicant in completing the loan application, arranges for an appraisal, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. The loan package is then underwritten for loan approval. If the loan package is approved, the loan is funded by the Company. The Company's loan officers are trained to structure loans that meet the applicant's needs, while satisfying the Company's lending guidelines.

        Centralized Retail Network. The Company's direct mail advertising for the centralized retail network is produced by the Company and distributed to prospective borrowers based upon Company derived models and commercially developed customer lists. The direct mail invites prospective borrowers to call its headquarters office through the Company's toll-free telephone numbers, where the customer is prequalified and scheduled for an appointment with a loan officer in the retail loan office most conveniently located to the customer or in the customer's home. If the customer cannot schedule an appointment or is located in an area without a retail office, the customer is referred to a loan officer who takes the loan application by telephone. The loan package is then forwarded to the Company's headquarters office for review by underwriters and for loan approval. At June 30, 1999, the Company had 80 centralized retail offices serving borrowers in 32 states. During the years ended June 30, 1999, 1998, and 1997, $639 million, $635 million and $437 million in loans were originated through this network, respectively.

        Decentralized Retail Direct Network. In March 1998, the Company established a separate decentralized retail production unit to enable the Company to further penetrate the non-conforming home equity loan market. The Company's advertising for the decentralized retail network is generated by the local branch by the loan officers who are familiar with the local area. Direct mail is often followed up by telephone calls to potential customers. All contact with the customer is handled through the local branch. At June 30, 1999, the Company had 21 decentralized retail offices serving borrowers in 13 states. During the years ended June 30, 1999 and 1998, $131 million and $1.5 million in loans were originated through this network, respectively.

        Independent Mortgage Broker Network. Through its independent mortgage broker network, the Company funded $1.18 billion, $1.10 billion and $741 million in residential loans during the fiscal years ended June 30, 1999, 1998 and 1997, respectively. At June 30, 1999, the Company operated 35 broker offices in 28 states and had approximately 7,100 approved mortgage brokers. During fiscal 1999, the Company originated loans through approximately 4,200 brokers, no one of which accounted for more than 3% of total broker originations. All broker loans originated by the Company are underwritten in accordance with the Company's underwriting guidelines. Once approved, the loan is funded by the Company directly.

        The broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as the Company's liaison with the borrower through the lending process. The Company reviews and underwrites the applications submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through its broker network allows the Company to increase its loan volume without incurring the higher marketing costs associated with increased retail originations.

        Because mortgage brokers generally submit loan files to several prospective lenders simultaneously, consistent underwriting, quick response times and personal service are critical to successfully producing loans through independent mortgage brokers. To meet these requirements, the Company strives to provide quick response time to the loan application (generally within 24 hours). In addition, loan consultants and loan processors, including underwriters, are available in the Company's broker offices to answer questions, assist in the loan application process and facilitate ultimate funding of the loan.

        Correspondent Channel. The Company purchases closed loans from mortgage bankers and other financial institutions on a continuous or "flow" basis, and through mini-bulk purchases. During the fiscal years ended June 30, 1999, 1998 and 1997, $241 million, $646 million and $1.17 billion in loans were purchased through the correspondent channel. The Company believes that its flow and mini-bulk correspondent program represents a cost effective means of increasing loan production. In the fourth quarter of fiscal 1997, primarily as a reaction to the uncertainties in the public equity and debt markets, the Company decided to emphasize its mini-bulk and flow purchases, rather than its bulk loan purchases. This strategic decision eliminated bulk purchases in fiscal 1999 and decreased the amount of bulk loans purchased in fiscal 1998 compared to fiscal 1997. Additionally, the Company's limited warehouse capacity during the second and part of the third fiscal quarters constrained its ability to purchase loans and contributed to the decline in fiscal 1999.

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

        Quality Control. The Company's quality control program is intended to
(i) monitor and improve the overall quality of loan production generated by the Company's retail loan office networks, independent mortgage broker network and correspondent program and (ii) identify and communicate to management existing or potential underwriting and loan packaging problems or areas of concern. The quality control file review examines compliance with the Company's underwriting guidelines and federal and state regulations. This is accomplished by focusing on: (i) the accuracy of all credit and legal information; (ii) a collateral analysis which may include a desk or field re-appraisal of the property and review of the original appraisal; (iii) employment and/or income verification; and (iv) legal document review to ensure that the necessary documents are in place.

        Credit Grades. The Company assigns a credit grade (A, A-, B, C, C- and
D) to each loan it originates or purchases depending on the risk profile of the loan, with the higher credit grades exhibiting a lower risk profile and the lower credit grades exhibiting increasingly higher risk profiles. Generally, the higher credit grade loans have higher loan-to-value ratios and carry a lower interest rate. The following chart generally outlines certain parameters of the credit grades of the Company's underwriting guidelines for its residential loans at August 12, 1999:



                "A" CREDIT       "A-" CREDIT         "B" CREDIT         "C" CREDIT          "C-" CREDIT          "D" CREDIT
                  GRADE             GRADE              GRADE              GRADE                GRADE               GRADE
                ----------        ----------         ----------         ----------          -----------          ----------
GENERAL         Has good          Has good credit    Generally good     Marginal credit     Marginal credit      Designed to
REPAYMENT       credit.           but might have     mortgage pay       history which is    history not offset   provide a borrower
                                  some minor         history but may    offset by other     by other positive    with poor credit
                                  delinquency.       have marginal      positive            attributes.          history an
                                                     consumer credit    attributes.                              opportunity to
                                                     history.                                                    correct past credit
                                                                                                                 problems.


                "A" CREDIT       "A-" CREDIT         "B" CREDIT         "C" CREDIT          "C-" CREDIT          "D" CREDIT
                  GRADE             GRADE              GRADE              GRADE                GRADE               GRADE
                ----------       -----------         ----------         ----------          -----------          ----------
EXISTING        No lates in       No more than 59    No more than 89    Can have            No more than         Greater than
MORTGAGE        past 12 months.   days late at       days late at       multiple 30-day     149 days             150 days
LOANS                             closing and a      closing and a      lates and two       delinquent in        delinquent in
                                  maximum of         maximum of         60-day lates        the past 12          the past 12
                                  two 30-day lates   four 30-day lates  or one 90-day       months. Can          months.
                                  in the past 12     in the past 12     late in the past    have multiple
                                  months.            months or one      12 months;          90-day lates
                                                     60-day late        currently not       or one 120 day
                                                     and two 30-day     more than 119       late in the past
                                                     lates.             days late at        12 months.
                                                                        closing.

CONSUMER        Consumer credit   Consumer credit    Consumer credit    Consumer credit     Consumer credit      Consumer credit
CREDIT          is good in the    is good in the     must be            is fair in the last is poor in the       is poor in the
                last 12 months.   last 12 months.    satisfactory in    12 months.  The     last 12 months       last 12 months.
                Less than 25%     Less than 35%      the last 12        majority of the     with currently       The majority of
                of credit report  of credit report   months.  Less      credit is not       delinquent           the credit is
                items derogatory  items derogatory   than 40% of        currently           accounts.  Less      derogatory (more
                with no 60-day    with no 90-day     credit report      delinquent. Less    than 60% of          than 60%).
                or more lates.    or more lates.     items derogatory.  than 50% of         credit report        Percentage of
                                                                        credit report       items derogatory.    derogatory items
                                                                        items derogatory                         not a factor.


BANKRUPTCY      2 years since     2 years since      1 year since       Bankruptcy          Bankruptcy           Current
                discharge or      discharge or       discharge with     filing 12 months    filed within         bankruptcy
                dismissal with    dismissal with     reestablished      old, discharged     last 12 months       must be paid
                reestablished     reestablished      "B" credit or 18   or dismissed        and discharged       through loan.
                "A" credit.       "A-" credit.       months since       prior to            or dismissed
                                                     discharge          application.        prior
                                                     without                                to
                                                     reestablished                          application.
                                                     credit.


DEBT SERVICE-   Generally not to  Generally not to   Generally not to   Generally not to    Generally not        Generally not to
TO-INCOME       exceed 45%.       exceed 45%.        exceed 50%.        exceed 55%.         to exceed 60%.       exceed 60%.
RATIO

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


   NON-OWNER    Generally 80%     Generally 70%      Generally 65%      Generally 65%       Generally 65%        Generally 60%
   OCCUPIED     for a 1 to 4      for a 1 to 4       for a 1 to 2       for a 1 to 4        for a 1 to 4         for a 1 to 4
                family dwelling.  family dwelling.   family dwelling.   family dwelling.    family dwelling.     family dwelling.

        The following tables present certain information about the Company's loan production through its retail loan office networks, independent mortgage broker network and correspondent program during fiscal 1999, 1998 and 1997:

                        LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1999



                                                                                    WEIGHTED
                                                                   WEIGHTED         AVERAGE
                                  DOLLAR AMOUNT        % OF        COMBINED         INTEREST
 CREDIT GRADE                         OF LOAN          TOTAL     LOAN-TO-VALUE      RATE(1)

 A                                $ 707,644,000         32%           79%             9.1%
 A-                                 729,237,000         33            77              9.4
 B                                  475,370,000         22            75             10.1
 C                                  119,730,000          5            68             11.1
 C-                                  37,990,000          2            65             12.3
 D                                  123,665,000          6            62             12.9
                                 --------------       -------        -----           -------
 Total                           $2,193,636,000        100%           75%             9.8%
                                 ==============       -------        =====           =======


                        LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1998


                                                                                    WEIGHTED
                                                               WEIGHTED AVERAGE     AVERAGE
                                  DOLLAR AMOUNT        % OF        COMBINED         INTEREST
 CREDIT GRADE                         OF LOAN          TOTAL     LOAN-TO-VALUE      RATE(1)

 A                                $ 651,303,000         27%           77%             9.3%
 A-                                 835,834,000         35            78              9.7
 B                                  560,710,000         24            74             10.2
 C                                  159,652,000          7            67             11.2
 C-                                  45,378,000          2            65             12.2
 D                                  130,761,000          5            61             13.2
                                 --------------       -------       -----           -------
 Total                           $2,383,638,000        100%           75%            10.1%
                                 ==============       -------       =====           =======


                        LOAN ORIGINATIONS AND PURCHASES IN FISCAL 1997



                                                                                    WEIGHTED
                                                                WEIGHTED AVERAGE    AVERAGE
                                  DOLLAR AMOUNT       % OF          COMBINED        INTEREST
 CREDIT GRADE                        OF LOAN          TOTAL       LOAN-TO-VALUE     RATE(1)

 A                              $   327,574,000         14%           72%             9.2%
 A-                                 758,842,000         32            73              9.8
 B                                  573,125,000         24            72             10.3
 C                                  277,002,000         12            67             11.2
 C-                                 112,209,000          5            65             12.0
 D                                  299,186,000         13            62             13.4
                                 --------------      -------        -----           -------
 Total                           $2,347,938,000        100%           70%            10.6%
                                 ==============      -------        =====           =======

 --------------
     (1)Calculated with respect to the interest rate at the time the loan is originated or purchased by the Company, as applicable.

 LOAN DISPOSITION

        The Company sells loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. As discussed in "- Business Strategy," during the 1999 fiscal year, the Company relied primarily on whole loan sales to dispose of its loans. The Company generally seeks to dispose of substantially all of its production within 90 days. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make these facilities available for future funding of mortgage loans.

        The Company sold $1.89 billion, $2.45 billion and $2.27 billion of loans in the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Of the total amount of loans sold during the fiscal years ended June 30, 1999, 1998 and 1997, $650 million, $2.03 billion and $2.26 billion were sold in securitizations, respectively. During those same fiscal years, the Company sold $1.24 billion, $416 million and $7.5 million, respectively, in whole loan sales for cash. The Company did not complete a securitization during the quarters ended December 31, 1998, March 31, 1999 and June 30, 1999. In August 1999, the Company completed a securitization of $400 million of mortgage loans. See "- Loan Disposition."

        Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. If losses exceed the amount of the overcollateralization or the reserve account, as applicable, the credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced by holders of the senior interests in the related trust will be paid under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company's securitizations. In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources -- Loan Sales" and "- Risk Factors -- Our Right to Service Loans May be Terminated Because of the High Delinquencies and Losses on the Loans in Our Servicing Portfolio."

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


                                                                 FISCAL YEARS ENDED JUNE 30,

                                                            1999             1998              1997
                                                            ----             ----              ----
                                                                        (IN THOUSANDS)

Servicing portfolio (period end) ...................     $3,841,000(1)     4,147,000(2)      3,174,000
Serviced in-house ..................................      3,428,000(1)     3,941,000(2)      1,506,000
Loan service revenue ..............................          49,900           51,642            31,131
--------------------

(1) Includes $84 million in loans subserviced for others on an interim basis and approximately $413 million subserviced by others.

(2) Includes $82 million in loans subserviced for others on an interim basis.



        The Company believes that continued technology and processing enhancements will provide it with improved margins on its servicing. The Company anticipates that during fiscal 2000 it will begin subservicing for third parties which will provide a new source of servicing revenue. However, no assurance can be given that the Company will be successful in its attempts to generate subservicing business.

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

        In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company's failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquency (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and certain events of bankruptcy or insolvency. At June 30, 1999, ten trusts representing approximately 20% (by dollar volume) of the Company's servicing portfolio exceeded the specified delinquency rate. Four of the ten trusts representing approximately 16% (by dollar volume) of the Company's servicing portfolio exceeded specified loss limits at June 30, 1999. None of the servicing rights of the Company have been terminated. Additionally, during July 1999, one additional trust exceeded the specified delinquency level and one of the four trusts that exceeded its loss limit was cured. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors -- Our Right to Service Loans May be Terminated Because of the High Delinquencies and Losses on the Loans in Our Servicing Portfolio." In the case of the Company's senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default generally relating to certain levels of loss experience, but not delinquency rates. No such events of default have occurred to date in the Company's senior/subordinated securitizations.

        The Company receives a servicing fee based on a percentage of the declining principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrower's monthly payments. In addition, the Company, as servicer, generally receives all late fees and assumption charges paid by the borrower on loans serviced directly by the Company, as well as other miscellaneous fees for performing various loan servicing functions. The Company also generally receives any prepayment fees paid by borrowers. Under an arrangement entered into in June 1999, the Company's right to receive the fees and charges collected on loans in pre-1999 securitization trusts has been subordinated to the right to such fees and charges as payment to the investment bank which has agreed to make a significant portion of future advances on loans included in those trusts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

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

        The following table illustrates the mix of credit grades in the Company's servicing portfolio as of June 30, 1999:


                                                                   WEIGHTED        WEIGHTED
                                                                    AVERAGE         AVERAGE
                                                                   COMBINED        ORIGINAL
                         DOLLAR AMOUNT                              INITIAL        INTEREST
     CREDIT GRADE           OF LOAN              % OF TOTAL      LOAN-TO-VALUE       RATE

     A                 $   680,204,000               18%               78%            9.3%
     A-                  1,515,062,000               40                76             9.9
     B                     885,208,000               23                74            10.6
     C                     303,425,000                8                67            11.6
     C-                    118,865,000                3                64            12.5
     D                     324,909,000                8                62            13.4
     Other                  13,618,000                -                58            10.8
                       ---------------            --------        -----------      --------
     Total              $3,841,291,000              100%               73%           10.5%
                       ===============            ========        ===========      =======



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

        The Company has historically experienced delinquency rates that are higher than those prevailing in its industry due to its origination of lower credit grade loans. At the end of calendar year 1996, the Company started to focus more on higher credit grade loans which should cause delinquencies in the Company's servicing portfolio to decrease in the future. If the Company were to sell 100% of its loans in the whole loan market on a servicing released basis, the Company would not be adding new loans to the servicing portfolio. The seasoning of the old portfolio without the addition of new loans could cause delinquency rates to rise. The delinquency rate at June 30, 1999 was 15.7% compared to 15.6% at June 30, 1998.

        During the fiscal year ended June 30, 1999, losses increased to $52 million from $26 million in the prior year primarily due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has eliminated its bulk purchase program. The seasoning of the lower credit grade bulk portfolio may continue to contribute to an increase in losses over time. Further, the adverse market conditions that existed during the fall of 1998 resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. Management believes that this will increase the Company's level of losses in future periods.

        The following table sets forth delinquency, foreclosure and loss information relating to the Company's servicing portfolio as of or for the periods indicated:


                                                            AS OF OR FOR THE FISCAL YEARS ENDED JUNE 30,
                                                           1999                1998                 1997
                                                      -------------        -------------        -------------
                                                                     (Dollars in thousands)

    Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2)(3)(4)

  One Month ...................................                 2.4%                 3.8                  4.3
  Two Months ..................................                 1.0                  1.3                  1.9
  Three or More Months
    Not foreclosed (5) ........................                10.3                  9.0                  8.1
    Foreclosed (6) ............................                 2.0                  1.5                  1.0
                                                      -------------        -------------        -------------
    Total .....................................                15.7%                15.6                 15.3
                                                      =============        =============        =============


Percentage of dollar amount of loans foreclosed

during the period to loans serviced (2)(4) ....                 3.0%                 2.0                  1.5
Number of loans foreclosed
  during the period(7) ........................               1,613                1,125                  560
Principal amount of foreclosed loans
  during the period(7) ........................       $     117,015               84,613               48,029
Net losses on liquidations
  during the period(8) ........................       $      51,730               26,488                5,470

Percentage of losses to average servicing
  portfolio (4) ...............................                1.31%                 .72                  .24
Servicing portfolio at period end .............       $   3,841,300            4,147,000            3,174,000



    (1) Delinquent loans are loans for which more than one payment is past due.

    (2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans originated or purchased by the Company and, in each case, serviced by the Company and any subservicers as of the end of the periods indicated.

    (3) At June 30, 1999, the dollar volume of loans delinquent more than 90 days in the Company's 10 REMIC trusts formed in December 1992 and during the period from March 1995 to March 1997 exceeded the permitted limit in the related pooling and servicing agreements. Four of those trusts exceeded certain loss limits. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources;" and "- Risk Factors -- Our Right to Service Loans May Be Terminated Because of the High Delinquencies and Losses on the Loans in Our Servicing Portfolio".

    (4) The servicing portfolio used in percentage calculations includes $84 million and $82 million of loans subserviced by the Company on an interim basis at June 30, 1999 and 1998.

    (5) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

    (6) Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

    (7) The increase in the number of loans foreclosed and principal amount of loans foreclosed in the periods presented is due to the larger and more seasoned servicing portfolio.

    (8) Represents losses net of gains on foreclosed properties sold during the period indicated.

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

        The Company believes its competitive strengths include: (i) emphasizing customer service to attract borrowers; (ii) providing a high level of service to brokers and their customers; (iii) offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders; (iv) providing convenient locations for its retail and broker offices and national geographic coverage in origination channels; and (v) emphasizing customer service in its loan servicing division.

    REGULATION

        The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. A significant portion of the Company's mortgage loans are so-called "high cost mortgage loans" where the borrower is charged points and fees or interest rates above certain levels. Such high cost mortgage loans are subject to special disclosure requirements and certain substantive prohibitions under the Home Ownership and Equity Protection Act of 1994 and regulations thereunder, and certain state laws. The federal regulations governing high cost mortgage loans establish guidelines for determination of whether an individual loan is a high cost mortgage loan. Such guidelines may be interpreted differently by different lenders. Federal regulations on high cost mortgage loans make assignees of such mortgage loans liable for violations of the regulations. As a result of the increased regulation and scrutiny of high cost mortgage loans, certain lenders, including certain purchasers of the Company's loans, will not purchase high cost mortgage loans. In addition, there has been recent class action litigation and regulatory actions by certain state agencies against lenders for violations of high cost mortgage regulations. The Company has not to date been subject to any such class action litigation or regulatory action.

        Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement action. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors -- If We are Unable to Comply with Mortgage Banking Rules and Regulations, Our Ability to Make Mortgage Loans May be Restricted."

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

      EMPLOYEES

        At June 30, 1999, the Company employed 1,305 persons. The Company has satisfactory relations with its employees.

 ITEM 2.      PROPERTIES

        The executive and administrative offices of the Company are located at 350 S. Grand Avenue, Los Angeles, California, and consist of approximately 178,000 square feet. The Company is attempting to sublet a significant amount of these premises. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Expenses." The lease on these premises extends through February 2012. The Company also continues to lease space at its former headquarters location at 3731 Wilshire Boulevard, Los Angeles, California, which it will use for its telemarketing operations and future expansion of production related operations. This lease expires in December 2008. The executive and administrative offices of the Company's Irvine office are located at 3347 Michaelson Drive, Irvine, California, and consist of approximately 46,911 square feet. The lease on these premises extends through July 31, 2003.

        The Company also leases space for its branch offices. These facilities aggregate approximately 319,462 square feet and are leased under terms which vary as to duration. In general, the leases expire between 1999 and 2004, and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

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

 ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of fiscal 1999 to a vote of the security holders of the Company.

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


                                                                                  CASH
                                                        HIGH           LOW       DIVIDEND
FISCAL 1999*
   First Quarter ..............................        13.375         6.063       .033
   Second Quarter .............................         4.813         1.250         --
   Third Quarter ..............................         3.438         1.375         --
   Fourth Quarter .............................         2.000         1.313         --

FISCAL 1998*

   First Quarter ..............................        23.250        15.875       .033
   Second Quarter .............................        17.125        10.625       .033
   Third Quarter ..............................        15.250        11.438       .033
    First Quarter .............................        15.562        13.625       .033


 * As reported by Bloomberg

        As of August 18, 1999, the Company had 338 stockholders of record. From its initial public offering on December 3, 1991 and through the first fiscal quarter of 1999, the Company consistently paid quarterly cash dividends on its common stock. The Company accrued and subsequently paid an aggregate of $0.033 per common share in dividends for the fiscal year ended June 30, 1999. The Company declared and subsequently paid an aggregate of $0.13 per share in dividends for the fiscal year ended June 30, 1998, representing approximately 13.7% of its net income for the period. The Board of Directors of the Company reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company's earnings and cash flows improved. Credit agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements or would otherwise cause a breach of a net worth or liquidity covenants. The Company's Indenture relating to its 9.125% Senior Notes due 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period (minus 100% of any deficit); (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994 (minus 100% of net losses for any fiscal year), plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994. Under the most restrictive of these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

 ITEM 6.      SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to the Company for the five years ended June 30, 1999 have been derived from the audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included herein. The selected consolidated financial data gives effect to the acquisition of One Stop in August 1996.


                                                                              FISCAL YEAR ENDED JUNE 30,
                                                             1999             1998         1997           1996           1995
                                                           ---------        -------       -------        -------        ------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 STATEMENT OF INCOME DATA:
   Revenue:

    Gain on sale of loans ...........................   $    44,855        120,828        135,421         71,255         15,870
    Valuation (write-down) of interest-only strips ..      (186,451)        19,495        (18,950)            --             --
    Commissions .....................................        33,034         27,664         29,250         21,564         15,799
    Loan service ....................................        49,900         51,642         31,131         20,394          8,791
    Interest income and fees ........................        42,509         46,860         37,679         15,215          7,940
                                                        -----------      ---------      ---------      ---------        -------
         Total revenue including write-down .........       (16,153)       266,489        214,531        128,428         48,400
    Total expenses ..................................       261,996        213,683        205,071         89,541         37,788
                                                          ---------      ---------      ---------      ---------        -------
    Income (loss) before income taxes ...............      (278,149)        52,806          9,460         38,887         10,612
    Provision (benefit) for income taxes ............       (30,182)        25,243          7,982         17,814          4,828
                                                          ---------      ---------      ---------      ---------        -------
    Net income (loss)  ..............................     $(247,967)        27,563          1,478         21,073          5,784
                                                          ---------      ---------      ---------      ---------        -------
    Net income (loss) per share (diluted) ...........   $     (8.00)          0.87           0.05           0.82           0.43
                                                        ===========      =========      =========      =========        =======
    Weighted average number of shares outstanding

    (in thousands) (diluted) ........................        31,000         35,749         28,371         27,248         13,532
                                                        ===========      =========      =========      =========        =======
    Cash dividends declared per common share ........   $      0.03            .13            .13            .13            .13
                                                        ===========      =========      =========      =========        =======

CASH FLOW DATA:

  Used in operating activities ......................   $  (466,966)       (49,661)      (280,073)      (241,073)       (43,375)
  Used in investing activities ......................        (5,229)        (5,163)        (8,864)        (5,885)          (988)
  Provided by financing activities ..................       480,637         40,244        291,898        250,540         48,209
  Net increase (decrease) in
   cash and cash equivalents ........................         8,442        (14,580)         2,961          3,582          3,846

RATIOS AND OTHER DATA:

 Return on average common equity(1) .................        (149.3)%         10.1           18.6           21.5           10.8
 Return on average managed receivables(2) ...........          (5.9)%          0.8            0.1            2.1            1.2
 Loans originated or purchased:

      Broker network ................................   $ 1,182,100      1,101,200        741,000        319,800             --
      Retail loans ..................................       770,000        636,100        436,900        220,900        148,200
      Correspondent loans ...........................       241,500        646,300      1,170,000        628,200        206,800
                                                        -----------      ---------      ---------      ---------        -------
         Total ......................................     2,193,600      2,383,600      2,347,900      1,168,900        355,000
                                                        ===========      =========      =========      =========        =======
Whole loans sold ....................................   $ 1,236,050        416,390          7,500        202,200             --

 Loans pooled and sold in securitizations ...........       649,999      2,034,300      2,262,700        791,300        316,600
 Loans serviced at period end .......................     3,841,300      4,147,100      3,174,000      1,370,000        608,700
 Weighted average commission rate on
  retail loan originations(3)........................           4.1%           4.3            4.9            7.7            9.4

 Weighted average interest rate(3) ..................           9.8           10.1           10.6           11.3           11.6


 Weighted average initial combined
  loan-to-value ratio(3)(4):
    Retail loans ....................................            72             70             67             60             55
    Broker network ..................................            76             75             71             68             --
    Correspondent loans .............................            80             79             71             66             65

 At period end:

 Number of retail loan offices ......................           101            103             56             48             32
 Number of One Stop branch offices ..................            35             52             37             25             --







































                                                                                    AT JUNE 30,
                                                          ---------------------------------------------------------------------
                                                             1999            1998          1997           1996           1995
                                                          ---------         -------       -------        -------        -------
BALANCE SHEET DATA:
Cash and cash equivalents ..........................     $   20,764         12,322         26,902         23,941         20,359
Interest-only strips and mortgage servicing rights..        353,255        522,632        360,892        167,740         50,421
Total assets .......................................      1,021,097        815,187        717,595        401,524        108,084
                                                          ---------        -------        -------        -------        -------
10.5% Senior Notes due 2002 ........................         17,250         23,000         23,000         23,000         23,000
9.125% Senior Notes due 2003 .......................        150,000        150,000        150,000             --             --
5.5% Convertible Subordinated Debentures due 2006...        113,970        113,990        113,990        115,000             --
Other long-term debt ...............................             --             --             --             45            144
                                                          ---------        -------        -------        -------        -------
       Total long-term debt ........................        281,220        286,990        286,990        138,045         23,144
Stockholders' equity ...............................        145,556        304,051        239,755        120,461         75,797


  (1) Excludes nonrecurring charges in the pre-tax amount of $32 million during the year ended June 30, 1997.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

              RISK

The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

       This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse and other credit facilities and its ability to effect whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's plans to address the Year 2000 problem and (g) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Item 1. Business - Business Strategy" and "- Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2000 and any current reports on Form 8-K filed by the Company.

OVERVIEW

       Fiscal 1999's results reflect the impact on the Company of the global economic crises that existed early in the year and the continuing effects of those crises on the credit, capital and asset-backed markets. From October through the Initial Closing, the Company was dependent on one $300 million warehouse line to fund its loan production. In conjunction with the Initial Closing, the Company obtained an additional $400 million in committed warehouse and repurchase facilities and an additional $100 million in an uncommitted facility. The limited warehouse capacity during the second and part of the third fiscal quarters severely constrained the Company's loan production capability. Further, the public equity and debt markets on which the Company had historically relied to satisfy its cash flow needs were not available during the whole of the fiscal year. Additionally, the asset-backed markets on which the Company had historically and primarily relied for its loan disposition strategy remained weak, and inaccessible to, or impracticable for, the Company, throughout the last three fiscal quarters. The Company, therefore, relied solely on whole loan sales for cash during that period. The gains recorded for whole loan sales are generally lower than the gains recorded for securitizations. However, this difference in gain was exacerbated during the year by the over-supply of whole loan product as other home equity lenders who had traditionally securitized their production also sold loans in the whole loan market. The gain on sale from the securitization completed during the first fiscal quarter was significantly reduced due to a loss on the Company's hedge position which was not offset by enhanced securitization execution. These negative market conditions adversely affected the prepayment, loss and discount rate assumptions applied by the Company in estimating the value of its interest-only strips. The application of these revised assumptions resulted in the Company recording a $194 million net loss in valuation of its interest-only strips during the second fiscal quarter of 1999.

       For the three years prior to fiscal 1998, the Company's significant year over year growth was driven primarily by the increases in the volume of loans purchased in the bulk correspondent business facilitated by the sale of the Company's loan production in securitization transactions. The combination of these business strategies significantly contributed to the Company's operating on a negative cash flow basis which was funded by the Company regularly accessing the public equity and debt markets. In the fourth quarter of fiscal 1997, primarily as a reaction to the uncertainties in those capital markets, the Company decided to reduce its bulk loan purchases and focus on the less cash intensive core retail and broker loan production units and its servicing division. Fiscal 1998's results reflect these strategic decisions in the record levels of retail and broker loan production, increased expenses due to expedited retail and broker loan office expansion and increased expenses to accommodate the significant increase in the Company's in-house servicing portfolio.

CERTAIN ACCOUNTING CONSIDERATIONS

       In December 1998, the FASB staff issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the interest-only strips and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The Special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements.

        Restatement of Prior Period Results. The Company had historically used the cash-in method to account for its interest-only strips. However, during the three months ended December 31, 1998, the Company retroactively changed its practice of measuring and accounting for its interest-only strips to the cash-out method in response to the FASB's Special Report and to public comments from the staff of the Securities and Exchange Commission released on December 8, 1998.

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

       The restatement resulted in the following changes to prior financial information (Dollars in thousands, except per share amounts):




                                       YEAR ENDED JUNE 30,
                         --------------------------------------------
                           1998        1997        1996         1995
                         --------     -------     -------      ------
Revenue:
       Previous          $286,110     238,578     141,840      54,939
       As restated        266,489     214,531     128,428      48,400


Net income:
       Previous            40,317      17,109      29,791      10,034
       As restated         27,563       1,478      21,073       5,784

Earnings per share:
    Basic:

       Previous              1.41        0.65        1.37        0.74
       As restated           0.97        0.06        0.97        0.43
    Diluted:
       Previous              1.23        0.60        1.14        0.74
       As restated           0.87        0.05        0.82        0.43

Interest-only strips:
(end of period)

       Previous           554,161     383,249     173,789      56,960
       As restated        490,542     339,251     153,838      50,421


                                      Year Ended June 30,
                          ----------------------------------------
                            1998      1997       1996        1995
                          -------    -------    -------    -------
Stockholders' equity:
(end of period)
Previous                  345,403    268,354    133,429     80,047
As restated               304,051    239,755    120,461     75,797


        Accounting for Securitizations. Although the Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales, the Company relied solely on whole loan sales during the quarters ended December 31, 1998, March 31, 1999 and June 30, 1999. The following discusses certain accounting considerations which arise only in the context of securitization transactions.

        In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%), a monoline insurance fee, if any, a back-up servicer fee, if any, and an estimate for loan losses. In quarters where the Company engaged in a securitization transaction, net gains or losses in valuation of interest-only strips and mortgage servicing rights include the recognition of a gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Additionally, increases or decreases in valuation of the interest-only strips are also recognized as net gains or losses. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

        The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and
(iii) credit losses on loans sold. The future cash flows represent management's best estimate. Management monitors the performance of the loans, and any changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management's estimates.

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

        In the quarterly review of its interest-only strip for the quarter ended December 31, 1998, the Company determined that it should adjust each of its assumptions (rate of prepayment, discount rate and credit loss) to reflect current market conditions. This change in estimates resulted in the Write-Down in the quarter ended December 31, 1998. The components of this adjustment were as follows:

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

        Credit Losses. For the quarter up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. This estimate was developed through a review of the credit performance of securitized loans in the aggregate. In conjunction with its previous quarterly review of loss estimates, the Company considered the level of delinquency of securitized loans and the percentage of annualized losses to securitized loans in the aggregate. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considered in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. For the quarter ended December 31, 1998, the percentage of losses to average servicing portfolio amounted to 1.08%, a significant increase from the previous quarter's level of
 .80%. The Company had seen levels spike to .96% in the quarter ended June 30, 1998 but then subside to the .80% previously noted. This trend was in line with the Company's assumption that losses were being realized as the servicing portfolio was transferred in-house from sub-servicers. Management believes the increase in losses in the December 1998 quarter reflected general market conditions rather than the continuing effects of the transfer of servicing in-house. Publicly available information from investment banking firms and credit agencies began to indicate a market expectation that credit losses within the sub-prime home equity sector would rise. Those indications, in part, arise from the impact of the adverse market conditions on severely delinquent borrowers who, in a more favorable market, would avoid default by refinancing with other lenders. In the current market, with competition lessening and underwriting guidelines tightening, these borrowers are much more likely to default. Accordingly, the Company increased its prospective cumulative loan loss estimate to 2.7% (discounted back at 15%) of the balance of the loans in the securitization pools at December 31, 1998. This change in credit loss estimate resulted in a valuation adjustment of $67 million, which was included in the Write-Down recorded for the quarter ended December 31, 1998.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply.

The Company has not determined the impact that adoption of their standard will have on its future consolidated financial statements.

RESULTS OF OPERATIONS -- FISCAL YEARS 1999, 1998 AND 1997

        The following table sets forth information regarding the components of the Company's revenue and expenses in fiscal 1999, 1998 and 1997:



                                            1999                       1998                      1997
                                    ----------------------       ------------------      --------------------
                                                               (Dollars in thousands)

                                     Dollars      Percentage    Dollars    Percentage    Dollars    Percentage
                                     -------      ----------    -------    ----------    -------    ----------
Percentage
Revenue:
  Gain on sale of loan ........     $  44,855       (277.7)%     $ 120,828     45.3%     $ 135,421       63.1%
  Valuation (write-down) of
    interest-only strips ......      (186,451)     1,154.3          19,495      7.3        (18,950)      (8.8)
  Commissions .................        33,034       (204.5)         27,664     10.4         29,250       13.6
  Loan Service:

    Servicing spread ..........        27,798       (172.1)         32,392     12.2         21,592       10.1
    Prepayment fees ...........        13,772        (85.3)         11,761      4.4          5,815        2.7
    Late charges and
     other servicing fees .....         8,330        (51.6)          7,489      2.8          3,724        1.7
 Interest income and fees:
    Interest income ...........        35,853       (221.9)         40,110     15.1         31,160       14.5
    Closing ...................         1,325         (8.2)          2,668      1.0          2,723        1.3
    Appraisal .................         2,822        (17.5)          2,617      1.0          1,854        0.9
    Underwriting ..............         1,839        (11.4)          1,085      0.4          1,382        0.6
    Other .....................           670         (4.1)            380      0.1            560        0.3
                                    ---------      -------       ---------    -----      ---------      -----
        Total revenue including
          write-down ..........     $ (16,153)       100.0%      $ 266,489    100.0%     $ 214,531      100.0%
                                    =========      =======       =========    =====      =========      =====
Expenses:
    Compensation ..............     $  80,167       (496.3)%     $  94,820     35.6%     $  81,021       37.8%
    Production ................        40,061       (248.0)         34,195     12.8         27,229       12.7
    General and
      administrative ..........        60,635       (375.4)         40,686     15.3         31,716       14.8
    Interest ..................        44,089       (272.9)         43,982     16.5         33,105       15.4
    Nonrecurring charges ......        37,044       (229.3)             --       --         32,000       14.9
                                    ---------     --------       ---------    -----      ---------      -----
        Total expenses ........     $ 261,996     (1,622.0)%     $ 213,683     80.2%     $ 205,071       95.6%
                                    =========     ========       =========    =====      =========      =====

Income (loss) before
 income taxes .................      (278,149)     1,722.0          52,806     19.8          9,460        4.4

Provision (benefit) for
 income taxes .................       (30,182)       186.8          25,243      9.5          7,982        3.7
                                    ---------     --------       ---------    -----      ---------      -----
        Net income (loss) .....     $(247,967)     1,535.2%      $  27,563     10.3%     $   1,478        0.7%
                                    =========     ========       =========    =====      =========      =====


REVENUE

        Total revenue, including the effects of the Write-Down for fiscal 1999, was $(16 million), as compared to $266 million in fiscal 1998. Fiscal 1998's total revenue increased $52 million, or 24.2%, from total revenue of $214 million for fiscal 1997. Total revenues include the Write-Down, net of a positive valuation adjustment of $5.2 million recorded in the quarter ended September 30, 1998 in connection with the Company's securitization, a $19 million net unrealized gain and a $19 million net unrealized loss (see below) on valuation of the Company's interest-only strips for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The Write-Down reflected the impact of negative market conditions that existed in the quarter ended December 31,

1998 on the prepayment, loss and discount rate assumptions applied by the Company in estimating the fair value of its interest-only strips. See "- Certain Accounting Considerations -- Accounting for Securitizations."

        Revenues for the fiscal year ended June 30, 1999 (excluding the Write-Down) were $170 million, a 36% decrease from 1998. The decrease in total revenue during fiscal year 1999 from the amount reported in fiscal year 1998 primarily reflects the Company's reliance on whole loan sales for cash during the last three fiscal quarters of 1999. Gains associated with whole loans for cash are generally lower than those recognized when such loans are securitized. This disparity was exacerbated during the second fiscal quarter as a consequence of the over-supply of product for sale in the marketplace due to weaknesses in the asset-backed market during the same period, as well as the Company's limited warehouse capacity during the quarter which necessitated the expedited sale of loans. This continued during the March 31, 1999 quarter and part of the June 30, 1999 quarter as substantially all of the whole loan sales were closed under a forward commitment entered into in the prior quarter when whole loan prices were at their lowest level. During the quarter ended December 31, 1998, the Company entered into the mandatory forward commitment to sell $500 million, subsequently amended to $750 million, of loans. The commitment, which expired in May 1999, reflected the lower whole loan prices that existed during the quarter. During the fourth fiscal quarter of 1999, the Company entered into a new mandatory forward commitment to sell loans. The pricing formula in the new commitment reflects the improved market conditions in the fourth fiscal quarter. Terms of the new forward commitment, which expires on May 16, 2000, include provisions for the Company to sell a minimum of $500 million and a maximum of $1.50 billion of loans to the purchaser on a servicing released basis. At June 30, 1999, the Company had fulfilled approximately $80 million of loans held for sale under this commitment.

        Further contributing to the results for the fiscal year ended June 30, 1999 was the decrease in total loan production, from $2.38 billion during 1998 to $2.19 billion during 1999. The decrease in total revenue during the 1999 fiscal year also reflects the lower gains on sale resulting from hedge losses and lower than historical spreads on the Company's $650 million securitization closed in the quarter ended September 30, 1998. In addition, the Company did not complete a securitization in the last three quarters of fiscal year 1999, and it did not dispose of all loans produced in the whole loan market in anticipation of the August 1999 securitization. This increase in loans held for sale further reduced gain on sale revenue.

        During the first fiscal quarter, the Company, as it had historically, hedged its fixed rate pipeline by purchasing hedges against U.S. Treasuries. In the past, changes in Treasury rates were generally reflected in the pass-through rates of the fixed rate portion of the Company's securitization. During fiscal 1999's first quarter, unsettled market conditions resulted in a $15 million loss on the Company's hedge position without an equivalent benefit from reductions in the pass-through rate paid on certificates sold in the fixed rate portion of the Company's securitization.

        The increase in total revenue from the year ended June 30, 1997 to the year ended June 30, 1998 was primarily due to an increase in net gain (loss) on valuation of interest-only strips and the increase in loan service revenue, offset by a decline in gain on sale of loans. The net loss on valuation of interest-only strips during the year ended June 30, 1997 was due primarily to the $28 million net unrealized loss on its interest-only strips recorded by the Company in the fourth quarter of fiscal 1997. This unrealized loss was due primarily to an increase in prepayment rates in certain of the Company's adjustable rate loans in some of its earlier pools. Increased loan service revenues during the year ended June 30, 1998 were a result of the continued growth in the

Company's servicing portfolio and the successful transfer in-house of $1.47 billion of mortgage loans previously subserviced by others.

        Gain on sale, net of gain or loss on valuation of interest-only strips for the fiscal year ended 1999 was $(142 million), as compared to $140 million for the fiscal year ended 1998. Net gain (loss) on valuation of interest-only strips and mortgage servicing rights for the fiscal year ended June 30, 1999 primarily reflects the impact of the Write-Down recorded in the quarter ended December 31, 1998. The Company determines the fair value of the interest-only strips by applying certain assumptions as to prepayments, losses and discount rate to the future cash flows from prior securitizations. The negative market conditions that existed during the quarter, as well as the performance of the Company's pools of securitized loans, caused management to adjust these assumptions which resulted in the Write-Down. See "- Certain Accounting Considerations - Accounting for Securitizations." Gain on sale for the fiscal year ended 1999 also reflects the Company's reliance primarily on the whole loan market for its loan disposition strategy. During the fiscal year ended 1998, the Company relied almost completely on the securitization market for its loan disposition strategy. The gains associated with the whole loan sales were substantially less than the gains associated with the earlier year's securitizations. Gain on sale in fiscal year 1999 was also adversely affected by the $14 million hedge loss recorded in the period. (See above.) Although market conditions have recently improved, asset-backed market participants, whole loan purchasers and the Company's warehouse lenders continue to impose more restrictions on the Company's loan production than was the case prior to the onset of the adverse market conditions in October 1998. These restrictions may adversely affect the gain on sale recorded by the Company in the securitization and whole loan market, and may require the Company to fund certain loans with equity. The Company did complete a securitization in August 1999. The gain on sale recognized was lower than historical gains due to market conditions at the time of the securitization, higher margins paid by the Company on the certificates issued by the securitization trust and the Company's adoption of the revised assumptions during the quarter ended December 31, 1998.

        Gain on sale, net of gain or loss on valuation of interest-only strips, increased by $24 million, or 20.5% in fiscal 1998 compared to fiscal 1997. The increase in fiscal 1998 over fiscal 1997 was primarily due to the net loss on valuation on interest-only strips recorded in fiscal 1997. Fiscal 1998's gain on sale, net of gain or loss on valuation of interest-only strips, as compared to fiscal 1997's, reflects gains recorded on substantially the same total volumes of loan production but with a larger percentage of the volume comprised of more profitable retail and broker loan production as opposed to less profitable bulk correspondent loan production. Premiums paid on the purchase of correspondent loans are recorded as an offset to gain on sale. Total loan production for fiscal 1998 was $2.38 billion. See "Item 1. Business - Mortgage Loan Production." However, the 1998 gains reflect the lower gain on sale recorded on whole loan sales closed during the 1998 fiscal year. Generally, the gain recorded in a whole loan sale is less than that recorded in a securitization. During fiscal 1998, the Company sold a total of $2.45 billion of loans, $2.03 billion of which was sold in securitization transactions and $416 million of which was sold in whole loan sales for cash. During fiscal 1997, the Company sold a total of $2.27 billion of loans, substantially all of which were sold in securitization transactions. Further, gains recorded on loans securitized in fiscal 1998 were negatively affected by reduced spreads and increased prepayment rate assumptions established in the fourth fiscal quarter of 1997. The weighted average servicing spread (the weighted average interest rate on the pool of loans sold over the sum of the investor pass-through or bond rate and the monoline insurance fee, if any) on loans securitized and sold during these periods was 3.91% and 4.16% for fiscal 1998 and 1997, respectively. The decreased weighted average servicing spread reflects a decrease in weighted average interest rates on pooled loans due primarily to the higher percentage of higher credit grade loans included in the loans securitized during the year and the then current interest rate environment. The larger percentage of higher credit grade loans included in the loans securitized during fiscal 1998 and 1997 reflects the Company's previously announced diversification of its loan originations and purchases to include more A, A-, B and C credit grade loans.

        Commissions earned on loan originations continue to be an important component of total revenue comprising 19.4%, 10.4% and 13.6% of total revenue in fiscal 1999 (excluding the Write-Down), 1998 and 1997, respectively. Commissions increased $5.4 million, or 19.4%, in fiscal year 1999 compared to fiscal year 1998 and decreased $1.6 million, or 5.4%, in fiscal year 1998 compared to fiscal 1997. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network, the credit grade of the loans originated and the weighted average commission rate charged on such loans. The increase in fiscal 1999 reflects higher retail loan origination volume primarily in the Company's decentralized retail loan origination channel. The decrease in fiscal 1998 reflects the lower weighted average commission rate charged. The weighted average commission rate was 4.1%, 4.3% and 4.9% during fiscal 1999, 1998 and 1997, respectively. The lower weighted average commission rate in fiscal 1998 and fiscal 1997 reflected the increase of higher credit grade loans originated through the Company's retail loan office network, which generally carry lower commission rates, and competitive factors. Commissions and commission rates do not include $3.2 million, $2.7 million and $1.2 million of commissions on loans which were held for sale as of June 30, 1999, 1998 and 1997, respectively and deferred in accordance with generally accepted accounting principles.

        Loan servicing revenue for the fiscal year ended June 30, 1999 amounted to $50 million as compared to $52 million in fiscal 1998 and $31 million in fiscal 1997. Loan servicing revenue consists of net servicing spread earned on the principal balances of the loans in the Company's loan servicing portfolio, prepayment fees, late charges and other fees retained by the Company in connection with the servicing of loans, increased by the accretion of the interest-only strips and reduced by the amortization of the MSRs. See "- Certain Accounting Considerations." Future loan servicing revenue will be negatively impacted by the costs associated with the arrangement the Company entered into to reduce servicing advances on pre-1999 securitization trusts. See "Item 1. Business - Loan Servicing."

        The Company's loan servicing portfolio at June 30, 1999 declined 7.4%, or approximately $306 million, from the $4.15 billion reported at June 30, 1998 reflecting the Company's recent reliance on whole loan sales with servicing released. In April 1999, the Company entered into a subservicing arrangement with a loan servicing company with respect to two pools containing an aggregate of $388 million in principal amount of loans. The loan servicing company agreed to make future servicing advances on the loans included in the two pools. The Company entered into the subservicing arrangement primarily to reduce the burden of making servicing advances on the loans in the two pools. The growth of the Company's servicing portfolio will be negatively impacted by the Company's reliance on sales of whole loans on a servicing released basis and subservicing arrangements. Nevertheless, management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing. See "- Risk Factors -- Our Right to Service Loans May be Terminated Because of the High Delinquencies and Losses on the Loans in Our Servicing Portfolio."

        Loan service revenue increased $21 million, or 65.9% in fiscal 1998 compared to fiscal 1997. The increase in loan service revenue in fiscal 1998 primarily reflects the successful transfer of $1.47 billion of loans previously subserviced by third parties and, to a lesser extent, interest-only strip accretion offset by amortization of the Company's MSRs. As of June

30, 1998, of the Company's $4.15 billion servicing portfolio, 95% was serviced in-house. At June 30, 1997, 47% of the Company's $3.17 billion servicing portfolio was serviced in-house.

        Interest income and fees, which consist of interest earned on loans held for sale and fees received by the Company through its retail loan office network in the form of closing, appraisal, underwriting and other fees, for 1999 decreased 9.3% to $43 million from $47 million during 1998. The dollar amount of interest income and fees decreased during 1999 from 1998 primarily due to interest earned on lower amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company, offset by increasing weighted average interest rates on loans held. Interest income should continue to decline so long as the Company uses whole loan sales which decreases the average number of days loans are held by the Company prior to sale.

        Interest income and fees increased by $9.2 million, or 24.4%, in fiscal 1998 compared to fiscal 1997. The dollar amount of the fees increased due to the larger number of mortgage loans originated through the Company's retail loan office network during the respective periods. Interest income increased during the period due to interest earned on larger amounts of loans held by the Company during the period from origination or purchase of the loans until the date sold by the Company, offset by declining weighted average interest rates on loans held.

EXPENSES

        Compensation expense for the fiscal year ended June 30, 1999 decreased 15.5% from $95 million for 1998 to $80 million for 1999. This decrease was primarily due to the Company's reduction in force in February 1999, a decrease in compensation incentives as a consequence of the decline in loan origination during 1999 and a significant reduction in incentive compensation due to the Company's results of operations. During 1999, compensation as a percentage of loan originations and purchases declined to 3.6% from the 4.0% reported for 1998. The decline is due to the decrease in compensation expense during 1999 from 1998 offset by a decrease in total origination volume in 1999 from levels reported during 1998. In mid-February, 1999 and subsequent to the Initial Closing, management commenced a cost savings program designed to reduce the Company's operating expenses. The implementation of this recent cost savings plan included personnel reductions on a Company-wide basis. The effects of these reductions are expected to reduce compensation costs on an annualized basis in a pre-tax amount of approximately $6.7 million. Severance costs of approximately $500 thousand were recognized in the fiscal year ended June 30, 1999. Compensation and related expenses increased $14 million, or 17%, in fiscal 1998 compared to fiscal 1997. The increases were primarily due to the continued effort to accommodate increased origination volumes, core origination channel expansion and increased in-house servicing. Compensation and related expenses as a percentage of total loan originations and purchases was 3.5% for fiscal 1997. Additionally, in fiscal 1999, the Company deferred $5.6 million for the direct expenses of loans originated but not yet sold primarily due to the higher amount of loans held for sale at June 30, 1999. The higher amount reflects the Company's decision to delay its securitization until August 1999.

        Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees, increased 17.2% to $40 million during 1999, from $34 million last year. The increase in total production expense primarily reflects a rise in advertising and the additional cost of outsourcing appraisal services offset by a decline in travel and entertainment costs. Production expenses increased $7.0 million, or 25.6%, in fiscal 1998 compared to fiscal 1997. This increase was primarily due to increased origination volume and continued expansion into new geographical areas requiring concentrated marketing efforts. Production costs as a percentage of total origination volume were 1.8%, 1.4% and 1.2% for fiscal 1999, 1998 and 1997, respectively. The increase in the percentage of production costs to total loan originations and purchases for 1999 is due to the decline in the level of loan originations and purchases.

        General and administrative expenses increased $20 million, or 49.0% in fiscal 1999 over fiscal 1998. General and administrative expenses in fiscal 1998 increased $9.0 million or 28.3%, over fiscal 1997. These increases were primarily the result of increased occupancy and communication costs related to the Company's core origination channel expansion, and increases in legal and other professional costs related primarily to the negotiation and closing of the Preferred Stock Purchase Agreement. As part of the costs savings program implemented in the quarter ended March 31, 1999, the Company ceased activities in certain retail and broker branches that were deemed unprofitable by management. The office space for such branches remains subject to operating leases that management is attempting to sublease or terminate. The Company is also attempting to sublet significant space at its headquarter office located at 350 South Grand Avenue in downtown Los Angeles. If such office space is subleased at lease rates less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant one-time charge.

        Interest expense during 1999 remained constant over fiscal 1998. Interest expense increased in fiscal 1998 to $43.9 million from $33.1 million in fiscal 1997. This increase was primarily the result of increased borrowings under various financing arrangements used to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market and as a result of the Company's sale of $115 million of its 5.5% Convertible Subordinated Debentures due 2006 in the third quarter of fiscal 1996 and $150 million of its 9.125% Senior Notes due 2003 in the second quarter of fiscal 1997. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing to fund operations.

        During the fiscal year ended June 30, 1999, the Company recorded a $37 million nonrecurring charge related to the Company's servicing advances which are recorded as accounts receivable on the Company's balance sheet. The nonrecurring charge relates to payments made by the Company to the securitization trusts for which it acts as servicer. As servicer of the loans it securitizes, the Company is obligated to advance, or "loan," to the trusts delinquent interest. In addition, as servicer, the Company advances to the trusts foreclosure-related expenses and certain tax and insurance remittances relating to loans in securitized pools. The Company, as servicer, is then entitled to recover these advances from regular monthly cash flows into the trusts, including monthly payments, pay-offs and liquidation proceeds on the related loan. Until recovered, the Company records the cumulative advances as accounts receivable on the balance sheet. In addition, the Company, as servicer, is obligated to make additional payments into the trusts which are not recoverable from monthly cash flows. These payments, for example, relate to compensating interest payments for loans that pay-off other than at a month's end. As servicer, the Company is required to pay into the trust that portion of a monthly interest payment that is not included in the pay-off amount. However, payments into a trust that are not recovered from monthly cash flows may be recoverable from the trust's distributions to the Company, as residual certificate holder.

        In early 1999, the Company began to explore ways to reduce the cash burden of its servicing advance obligations through various financing techniques. At the same time, the Company determined that certain amounts recorded as accounts receivable associated with the Company's securitization trusts were not recoverable from the trusts' monthly cash flows. As a result, accounts receivable were written-down by $37 million. This write-down represents the nonrecurring charge. See "- Liquidity."

        In fiscal 1997, the Company incurred $32 million of nonrecurring charges. Approximately $25 million of these charges were recognized in August 1996 directly related to the acquisition of One Stop. The remaining amount relates to a reserve for relocating corporate headquarters recorded in the first quarter and to severance and other strategic decisions made in the fourth quarter.

INCOME TAXES

        During the fiscal year ended June 30, 1999, the Company recorded an estimated tax benefit of $30.2 million due to its net operating losses during the year. The income tax benefit for the 1999 fiscal year reflects an effective rate of (10.9%) and is net of tax valuation adjustments recorded to account for estimated nonrealizable deferred tax assets. The investment in the Company by Capital Z results in a change in control for income tax purposes thereby limiting the Company's ability to use future net operating loss carryforwards and certain other future deductions. The Company's provision for income taxes increased to $25 million in fiscal 1998 from $8.0 million in fiscal 1997, primarily as a result of the fluctuation in pre-tax income after consideration of tax impact of nonrecurring charges. The effective tax rate declined to 47.8% in fiscal 1998 from 84.4% in fiscal 1997 as a result of an adjustment in the Company's tax reserve to more accurately reflect the risk of assessments on previously filed tax returns.

FINANCIAL CONDITION

        Loans Held for Sale. The Company's portfolio of loans held for sale increased to $559.9 million at June 30, 1999, from $198 million at June 30, 1998. This substantial increase was due to the Company's decision to postpone its securitization until August 1999.

        Accounts Receivable. Accounts receivable, representing servicing fees, advances, other receivables and accrued capital proceeds receivable, increased to $57 million at June 30, 1999, from $51 million at June 30, 1998. The increase reflects the accrual of capital proceeds received in the Additional Investment which were recorded by the Company at June 30, 1999 and subsequently received in August 1999, net of the sale of accounts receivable in June 1999. See "- Liquidity" and "- Capital Resources." Otherwise, the level of servicing related advances, in any given period, is dependent on portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections.

        Interest-Only Strips. Interest-only strips were $332 million at June 30, 1999 compared to $491 million at June 30, 1998 reflecting the Write-Down in the December quarter, offset by the non-cash gain recognized on the Company's securitization in the quarter ended September 30, 1998, net of accretion and amortization.

        Mortgage Servicing Rights, net. Mortgage servicing rights, net were $21 million at June 30, 1999 compared to $32 million at June 30, 1998 reflecting the charge-off of mortgage servicing rights resulting from the Company outsourcing certain loan servicing to subservicers, the capitalization of mortgage servicing rights on the securitization in the quarter ended September 30, 1998, net of amortization.

        Equipment and Improvements, net. Equipment and improvements, net, decreased slightly to $13 million at June 30, 1999 from $14 million at June 30, 1998.

        Prepaid and Other Assets. Prepaid and other assets decreased to $15 million at June 30, 1999 from $17 million at June 30, 1998.

        Income Tax Refund Receivable. At June 30, 1999, the Company had a state income tax refund receivable in the amount of $1.7 million which was received subsequent to year-end.

        Borrowings. Borrowings at June 30, 1999 decreased to $281.2 million from $287.0 million at June 30, 1998 and reflects the scheduled $5.8 million principal reduction to the Company's 10.5% Senior Notes.

        Revolving Warehouse and Repurchase Facilities. Amounts outstanding under warehouse and repurchase facilities increased to $536 million at June 30, 1999 from $141 million at June 30, 1998, primarily as a result of the increase in mortgage loans held for sale and from the negative cash flow from operations during the 1999 fiscal year, and the resulting decrease in equity capital. At June 30, 1999, the Company was holding mortgages for sale in anticipation of closing a securitization during the summer. The Company completed a securitization of approximately $400 million of mortgage loans in August 1999. Proceeds from the Company's whole loan sales and securitizations are used to pay down the Company's warehouse and repurchase facilities.

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

        Historically, the Company funded its negative operating cash flow principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other sources. The deterioration of the credit and capital markets severely restricted the Company's access to these markets during the second and third fiscal quarters until the Initial Closing on February 10, 1999. The $76.5 million ($67.4 million net of issuance expenses) in equity capital from the Initial Investment augmented the Company's negative operating cash until additional working capital facilities were established. On February 10, 1999, the Company entered into a $300 million committed repurchase facility and a $100 million (subsequently reduced to $90 million) committed warehouse line provided from two separate counterparties. The committed warehouse line also includes a $100 million uncommitted warehouse facility. The repurchase facility and the warehouse facility expire on March 31, 2000 and February 9, 2000, respectively. On April 8, 1999, the Company obtained an additional $175 million committed repurchase facility, which was subsequently increased to $200 million when a $25 million working capital facility with the same lender was paid off. (See below.) On April 8, 1999, the Company's pre-existing $300 million syndicated warehouse facility which had included a working capital sublimit expired.

        The Company has historically relied on working capital lines to help it fund its servicing advance obligations. See "- Expenses." Certain of the warehouse and repurchase facilities require the Company to obtain an additional working capital facility. In September 1998, the Company entered into a revolving line of credit with a maximum borrowing capacity of $50 million secured by certain of the Company's interest-only strips. Access to this line originally depended upon the

Company completing a new securitization and pledging the related interest-only strips. However, during each of the months of December 1998 and January and February 1999, the lender allowed the Company to borrow $20 million on a short-term basis to satisfy the Company's obligation as servicer of the loans it securitizes to advance interest on delinquent loans. On April 9, 1999, this line was amended to provide for a maximum borrowing capacity of $25 million secured by certain of the Company's interest-only strips and certain of its servicing receivables. This satisfied the working capital requirements of the warehouse and repurchase facilities. This line was paid off and terminated in June 1999 with the proceeds from the Company's sale of servicing advances. The facility established in June 1999 also satisfied the working capital requirements of the warehouse and repurchase facilities. See "- Capital Resources."

        In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization trusts. Further, the loan service company assumed the obligations to make all future advances on those two trusts. The Company also sold to the loan servicing company the outstanding servicing advances on those two trusts for approximately $13 million. In June 1999, the Company entered into an arrangement with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts. As a result of this arrangement, the Company received approximately $50 million for certain servicing advances carried on its books. Part of these proceeds were used to pay off the Company's existing working capital line.

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

        Although the Company's loan disposition strategy consists of a combination of securitizations and whole loan sales, whole loan sales were the sole disposition method during the last three fiscal quarters of 1999. The Company did complete a securitization in August 1999. The gain on sale recognized was lower than historical gains due to market conditions at the time of the securitization, higher margins paid by the Company on the certificates issued by the securitization trust and the Company's adoption of the revised assumptions during the quarter ended December 31, 1998. See "- Certain Accounting Considerations -- Accounting for Securitizations." During fiscal 1999, 1998 and 1997, the Company securitized $650 million, $2.03 billion and $2.26 billion of loans, respectively. In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollaterization requirements increase up to approximately twice the level otherwise required when the delinquency rates exceed the specified limit. As of June 30, 1999, the Company was required to maintain an additional $89 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 1999, $48 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

        The Company's primary sources of liquidity are expected to be cash from the Rights Offering, fundings under warehouse and repurchase facilities, whole loan sales and the monetization of the Company's servicing advances.

        The Company had originally anticipated that the Rights Offering would be completed in the quarter ending June 30, 1999. However, the Company was delayed in making the required filings with the Securities and Exchange Commission pending completion of the restatement of its financial statements. See "- Certain Accounting Considerations." Further, the closing of the Rights Offering is subject to receiving stockholder approval of the Recapitalization at a stockholders' meeting scheduled for September 13, 1999. Subject to receiving the requisite stockholder approval, the Company currently expects the Rights Offering to be completed in September 1999.

        Under one of the Company's repurchase lines, the Company is required to have cash and cash equivalents on and after October 1, 1999 of $15 million. It is possible that if the Rights Offering does not close prior to that date, the Company will not be able to maintain compliance with that covenant and would be in default under the repurchase line. The Company believes that the Rights Offering will be closed by that date, subject to receiving stockholder approval of the Recapitalization at the stockholders' meeting scheduled for September 13, 1999. However, the Company has requested the necessary waiver from the lender and expects that the waiver will be forthcoming.

        The Company's primary and potential sources of liquidity as described above (assuming continued access to working capital financing, completion of the Rights Offering, access to the securitization and whole loan markets, and implementation of the cash savings plans which by no means can be assured) are expected to be sufficient to fund the Company's liquidity requirements through at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. If the Company's access to working capital or the securitization or whole loan markets is restricted, or the cash savings are not realized, the Company may have to seek additional equity. Further, if available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. See "- Capital Resources -- Warehouse, Repurchase and Working Capital Facilities." There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and dispose of.

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

        On February 10, 1999, and conditioned upon the Initial Closing occurring, the Company entered into a $100 million (subsequently reduced to $90 million) committed warehouse facility and a $300 million committed repurchase facility and one uncommitted warehouse facility in the amount of $100 million. These facilities are each secured by the Company's home equity mortgage loans. One of the committed facilities, in the amount of $300 million, bears interest at rates of from 1.50% to 2.00% over one month LIBOR depending upon selected sublimits under the facility and expires on March 31, 2000. The other committed facility in the amount of $90 million bears interest at a rate of 1.50% over one month LIBOR and expires on February 9, 2000. The $100 million uncommitted facility bears interest at 1.50% over one month LIBOR and expires on February 9, 2000. On April 8, 1999, the Company entered into a second committed repurchase facility in the amount of $175 million, which was subsequently increased to $200 million. This facility is secured by the Company's home equity mortgage loans, bears interest at a rate of from 1.25% to 1.50% over one month LIBOR depending on selected submits, and expires on April 7, 2000. If the Company is unable to maintain existing warehouse or repurchase lines, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

        In September 1998, the Company entered into a revolving line of credit with a maximum borrowing capacity of $50 million secured by certain of the Company's interest-only strips. Access to this line originally depended upon the Company completing a new securitization and pledging the related interest-only strips. However, during each of the months of December 1998 and January and February 1999, the lender allowed the Company to borrow $20 million on a short-term basis to satisfy the Company's obligation as servicer of the loans it securitizes to advance interest on delinquent loans. On April 9, 1999, this line was amended to provide for a maximum borrowing capacity of $25 million secured by certain of the Company's interest-only strips and certain of its servicing receivables. This line was paid off and terminated in June 1999 with the proceeds from the Company's sale of servicing advances. See "- Liquidity."

        Loan Sales. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See"- Risk Factors -- A Prolonged Interruption or Reduction in the Secondary Market Would Hurt Our Financial Performance."

        Other Capital Resources. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional public equity and debt sources. In December 1991, July 1993, June 1995, October 1996 and April 1998, the Company effected public offerings of its common stock with net proceeds to the Company aggregating $217 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5%

Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At June 30, 1999, under the most restrictive of such covenants, the Company had no money available for the payment of such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

        On April 27, 1998, the Company issued 2.78 million shares of its common stock, or 9.9% of the Company's outstanding shares, to private entities controlled by Ronald Perelman and Gerald Ford, at an aggregate purchase price of approximately $38 million. The Company also issued warrants to these entities to purchase an aggregate additional 6.3 million shares (as adjusted) of the Company's common stock at an exercise price of $7.67 (as adjusted), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in three years from issuance.

        During the fiscal year ended June 30, 1999, the Company raised an additional $76.8 million ($67.4 million net of issuance expenses) in the Initial Investment by Capital Z. In August 1999, Capital Z (through a partnership majority-owned by it) invested an additional $25 million in the Company. Net of costs of issuance, the additional proceeds to the Company were $24.8 million and were accrued at June 30, 1999. Subject to receiving stockholder approval of the Recapitalization, the Company will close the Rights Offering. If less than 25 million shares of Series C Convertible Preferred Stock are purchased in the Rights Offering, Capital Z has agreed to purchase the difference (up to 25 million shares of the Series C Preferred Stock) for $1.00 per share.

        If the Company's stockholders do not adopt the amendments before the earlier of September 30, 1999 or September 13, 1999, the date of the scheduled stockholders' meeting (if, in the latter case, any of the proposed amendments to the Certificate of Incorporation is defeated at the meeting), the dividend rate on the Series B and Series C Convertible Preferred Stock held by Capital Z will increase from 6.5% to 15% per annum and Capital Z will be able to exercise a warrant to purchase up to 3,000,000 additional shares of common stock at an exercise price of $1.00 per share.

        The Company had cash and cash equivalents of approximately $21 million at June 30, 1999. See "- Risk Factors -- If Outside Sources of Cash are Not Sufficient, Our Ability to Make and Service Loans will be Impaired and Our Revenues will Suffer."

YEAR 2000 COMPLIANCE AND TECHNOLOGICAL ENHANCEMENT

        Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 23 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may effect its operations and business, or expose it to third party liability.

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

        The Company has also completed the risk assessment process of assigning risk factors to each system used by the Company to determine the priority and resource allocation of its Year 2000 efforts. The Company expects to complete the corrective action and testing phases with respect to mission critical systems by September 30, 1999. The Company will complete any remaining testing and compliance by the end of 1999.

        Costs to Address the Company's Year 2000 Issues. The Company anticipates that costs relating to Year 2000 issues are not expected to be material since the Company primarily relies on third party software for its primary information technology systems and does not require significant internal reprogramming resources to change program codes. The Company has partially converted and is scheduled to complete the conversion of its major computer systems, including the loan origination system and the financial system from in-house to vendor-supported systems. These conversions were planned to upgrade and improve functionality rather than as a result of Year 2000 issues.

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

RISK MANAGEMENT

        The Company is currently re-evaluating its current hedging policy, and at June 30, 1999 had no hedge transactions in place. While the Company monitors the interest rate environment and has employed fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

        Sale of Loans - Securitizations and Whole Loan Sales - Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. In the past, the Company mitigated exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization or whole loan sale. With respect to the Company's securitizations, gain on sale included hedge losses of $13.5 million and $1.30 million in fiscal 1999 and 1998, respectively. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

        At June 30, 1999, the Company did not have any hedge transactions in place. At June 30, 1998, the Company had outstanding notional balances of Treasury swap agreements in the amount of $250 million. This position expired on September 30, 1998 and had a market value at June 30, 1998 of $248 million. The Company had a similar position at June 30, 1997 in the notional amount of $135 million. This position expired on September 30, 1997 and had a market value at June 30, 1997 of $135 million. These transactions were subject to Treasury interest rate fluctuation and required cash settlement at expiration or voluntary termination.

        The Company also had LIBOR cap contracts outstanding at June 30, 1998 and 1997 in the notional amount of $17.5 million and $106 million, respectively. These positions were valued at par at both fiscal year ends as their contractual cap (strike price) exceeded the LIBOR market rate at June 30, 1998 and 1997. The June 30, 1998 position expired December 23, 1998 and the June 30, 1997 position had expiration dates from March 30, 1998 to December 23, 1998. These instruments had no negative risk above the original premiums paid in cash.


                                      2000       2001        2002        2003         2004      Thereafter     Total  Fair Value
                                     ------     ------      ------      ------       ------       ------      -------   -------
                                                                          (Dollars in thousands)

RATE SENSITIVE ASSETS:
  Loans held for sale:

    Fixed rate mortgage loan       $ 48,902     77,550      61,407      43,657       30,892       73,513      335,921   $345,707
    Weighted average rate             10.48%     10.48       10.48       10.48        10.48        10.48        10.48

    Variable rate mortgage loan    $ 41,922     54,747      57,559      17,170       12,972       39,578      223,948   $230,471
    Weighted average rate             10.35%     10.35       11.83       11.83        11.83        11.83        10.35

RATE SENSITIVE LIABILITIES
  Borrowings:

    Fixed rate                     $  5,750      5,750       5,750          --      150,000      113,970      281,220   $171,888
    Weighted average rate              7.68%      7.62        7.56        7.56         5.50         5.50         7.74

    Variable rate                  $535,997         --          --          --           --           --      535,997   $535,997
    Weighted average rate              6.39%                    --          --           --           --         6.39


RATE SENSITIVE
DERIVATIVE FINANCIAL
INSTRUMENTS
  None

        Interest-Only Strips and MSRs. The Company had interest-only strips of $332.3 million and $490.5 million outstanding at June 30, 1999 and 1998, respectively. The Company also had MSRs outstanding at June 30, 1999 and 1998 in the amount of $20.9 million and $32.1 million, respectively. Both of these instruments are valued at market at June 30, 1999 and 1998. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the interest-only strips and MSRs was 15.0% and 10.8% at June 30, 1999 and 1998, respectively. The weighted average life used for valuation at June 30, 1999 was 2.86 years and at June 30, 1998 was 2.6 to 3.8 years.

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

        The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the combined loan-to-value ratio ("CLTV") permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. In some cases, the Company originates loans up to 95% CLTV that are insured down to approximately 65% with mortgage insurance. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

        Warehousing Exposure. The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. As of June 30, 1999 and 1998, the Company had total warehouse and repurchase facilities available in the amount of $590 million and $950 million, respectively; the total outstanding related to these facilities was $536 million and $141 million at June 30, 1999 and 1998, respectively. Warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

RISK FACTORS

        IF OUTSIDE SOURCES OF CASH ARE NOT SUFFICIENT, OUR ABILITY TO MAKE AND SERVICE LOANS WILL BE IMPAIRED AND OUR REVENUES WILL SUFFER.

        We operate on a negative cash flow basis, which means our cash expenditures exceed our cash earnings. Therefore, we need continued access to short- and long-term external sources of cash to fund our operations.

        Our primary uses of cash include:

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

        Our primary sources of cash are expected to be cash from the Rights Offering, warehouse and repurchase facilities, transactions by which we monetize our servicing advance receivables, securitizations and whole loan sales.

        Our primary and potential sources of cash as described in the paragraph above should be sufficient to fund our cash requirements through at least the next 12 months, but only if our future operations are consistent with our current growth expectations. Further, the closing of the Rights Offering is subject to receiving stockholder approval of the Recapitalization at the stockholders' meeting scheduled for September 13, 1999. If available at all, the type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. However, we are not sure that these sources of cash will be available when needed. Even if the sources of cash are available, the providers of cash may impose terms that are not favorable to us. As a result of the limitations described above, we may be restricted in the amount of loans that we will be able to produce and dispose of.

        OUR RIGHT TO SERVICE LOANS MAY BE TERMINATED BECAUSE OF THE HIGH DELINQUENCIES AND LOSSES ON THE LOANS IN OUR SERVICING PORTFOLIO.

        If, at any measuring date, the delinquencies or losses with respect to any of our securitization trusts credit-enhanced by monoline insurance were to exceed the delinquency or loss limits applicable to that trust, our rights to service the loans in the affected trust may be terminated.

        A substantial majority of our servicing portfolio consists of loans securitized by us and sold to real estate mortgage investment conduits or owner trusts in securitization transactions. Generally, the agreement entered into in connection with these securitizations contains specified limits on delinquencies, which means loans past due 90, or in some cases past due 60, days or more, and losses that may be incurred in each trust. Losses occur when the cash we receive from the sale of foreclosed properties, less sales expenses, is less than the principal balances of the loans previously secured by those properties and related interest and servicing advances. See below.

        A majority of our securitization transactions were credit-enhanced by an insurance policy issued by a monoline insurance company. That insurance policy protects the securitization investor against certain losses. The monoline insurance company can terminate us as servicer if delinquencies or losses are over a specified limit.

        At June 30, 1999, the dollar volume of loans delinquent more than 90 days in our 10 securitization trusts formed in December 1992 and during the period from March 1995 to March 1997 exceeded the permitted limit in the related securitization agreements.

        We have implemented various plans to lower the delinquency rates in our future trusts, including diversifying the loans we originate and purchase to include higher credit grade loans. The delinquency rate at June 30, 1999 was 15.7% and at June 30, 1998 was 15.6%.

        Four of the ten trusts referred to above, which represent in the aggregate 16% of the dollar volume of our servicing portfolio, exceeded loss limits at June 30, 1999. The limit that has been exceeded provides that losses may not exceed a certain threshold, which ranges from .50% to .77% of the original pool balances in the relevant securitization trusts, on a rolling 12 month basis. Additionally, during July 1999, one additional trust exceeded the specified delinquency level and one of the four trusts that exceeded its loss limit was cured.

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

        HIGH DELINQUENCIES ON THE LOANS IN OUR SERVICING PORTFOLIO MAY HURT OUR CASH FLOWS.

        High delinquency rates hurt our cash flows. When delinquency rates exceed the limit specified in the securitization agreement, our right to receive cash from the trust is delayed. When delinquency rates exceed the specified amount, we are required to use the cash flows from the trust to make accelerated payments of principal on the certificates or bonds issued by the trust. These accelerated payments increase the overcollateralization levels. The overcollateralization level represents the amount that the principal balance of the loans in the trust exceeds the principal balance of the certificates or bonds issued by the trust. We do not receive distributions from the trust until after the required overcollateralization levels are met. Generally, provisions in the securitization agreements have the effect of requiring the overcollateralization amount to be increased up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of June 30, 1999, we were required to maintain an additional $89 million in overcollateralization amounts as a result of the level of the delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 1999, $48 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

        High delinquency rates also negatively affect our cash flows because we act as servicer of the loans in the trust. As the servicer, we are required to use our cash to advance to the trust past due interest.

        HIGH DELINQUENCIES AND LOSSES MAY HURT OUR EARNINGS.

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

        OUR LOANS ARE SUBJECT TO HIGHER RISKS OF DELINQUENCY AND LOSS THAN THOSE MADE BY CONVENTIONAL MORTGAGE SOURCES.

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

        Adjustable rate loans account for a substantial portion of the mortgage loans that we originate or purchase. Substantially all of the adjustable rate mortgages include a teaser rate, i.e., an initial interest rate significantly below the fully indexed interest rate at origination. Although these loans are underwritten at the indexed rate as of the first adjustment date, credit-impaired borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loan.

        IF WE ARE UNABLE TO MAINTAIN ADEQUATE FINANCING SOURCES, OUR ABILITY TO MAKE MORTGAGE LOANS WILL BE IMPAIRED AND OUR REVENUES WILL SUFFER.

        We use cash draws under credit facilities, referred to as warehouse and repurchase facilities, to fund new originations and purchases of mortgage loans before securitization or sale. We currently have three committed lines with aggregate borrowing capacity of $590 million and one $100 million uncommitted warehouse line. We recently entered into a transaction pursuant to which we sold certain accounts receivable representing servicing advances we had previously made and engaged an investment bank to make a substantial portion of future servicing advances on substantially all of the loans in our servicing portfolio. As servicer of the loans we securitize, we are required to advance, or loan, to the trusts delinquent interest. In addition, as servicer , we advance to the trusts foreclosure related expenses, and certain tax and insurance remittances relating to loans serviced. To the extent that we are unable to maintain existing credit facilities, arrange new warehouse, repurchase or other credit facilities or obtain additional commitments to sell whole loans for cash, we may have to curtail making loans. This would have a material adverse effect on our financial position and results of operations and jeopardize our ability to continue to operate as a going concern.

        OUR BUSINESS OPERATIONS MAY BE INTERRUPTED IF WE EXPERIENCE UNEXPECTED YEAR 2000 PROBLEMS.

        Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This Year 2000 problem could result in data corruption, system failures or disruptions of operations. We are subject to potential Year 2000 problems affecting our products and services, our internal systems and the systems of third parties on whom we rely. As part of our overall systems enhancement program, we are using both internal and external resources to identify, correct, reprogram or replace, and test our systems for Year 2000 compliance. One of our financing facilities requires us to be Year 2000 compliant by September 30, 1999. It is anticipated that all of our Year 2000 compliance efforts will be completed on time. We use third-party equipment, software and content that may not be Year 2000 compliant. Although we have received assurances from third parties that they are Year 2000 compliant, we generally do not independently verify their Year 2000 compliance. If third parties on whom we rely are not Year 2000 compliant, our business could be adversely affected later this year.

        Certain state regulatory authorities have imposed early deadlines for Year 2000 compliance. We are unable to meet those deadlines. If we are unable to satisfy those regulators that our Year 2000 compliance effort is adequate, our license to conduct business in a state could be revoked or not renewed.

        We have recently installed and are testing a Year 2000 compliant loan origination system that is expected to add approximately $2 million per year to our technology costs over the next three years. Other technology enhancements are being reviewed but, to date, the costs for those enhancements have not been determined.

        FASTER THAN EXPECTED PREPAYMENT RATES ON OUR LOANS WILL HURT EARNINGS.

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

        OUR OPERATIONS MAY BE HURT BY A SUBSTANTIAL AND SUSTAINED INCREASE OR DECREASE IN INTEREST RATES.

        A substantial and sustained increase in long-term interest rates could, among other things:

        o      decrease the demand for consumer credit;

        o      adversely affect our ability to make loans; and

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

        o increase our borrowing costs, most of which are tied to those rates; and

        o reduce the gains recorded by us upon the securitization and sale of loans.

        IN AN INCREASING INTEREST RATE ENVIRONMENT, OUR EARNINGS COULD SUFFER BECAUSE OF ADJUSTABLE RATE LOANS THAT WE SECURITIZED.

        The value of our interest-only strips created as a result of the securitization of adjustable rate mortgage loans is subject to so-called basis risk. Basis risk arises when the adjustable rate mortgage, including fixed initial rate mortgage, loans in a securitization trust bear interest based on an index or adjustment period that is different from the certificates or bonds issued by the trust. In the absence of effective hedging, or loss mitigation, strategies, in a period of increasing interest rates, the value of the interest-only strips would be adversely affected because the interest rates on the certificates or bonds issued by a securitization trust could adjust faster than the interest rates on our adjustable rate mortgage loans in the trust. Adjustable rate mortgage loans are typically subject to periodic and lifetime interest rate caps, which limit the amount an adjustable rate mortgage loan's interest rate can change during any given period. In a period of rapidly increasing interest rates, the value of the interest-only strips could be adversely affected in the absence of effective hedging strategies because the interest rates on the certificates or bonds issued by a securitization trust could increase without limitation by caps, while the interest rates on our adjustable rate mortgage loans would be so limited.

        A PROLONGED INTERRUPTION OR REDUCTION IN THE SECONDARY MARKET WOULD HURT OUR FINANCIAL PERFORMANCE.

        We must be able to sell loans we make in the securitization and whole loan market to generate cash proceeds to pay down our warehouse and repurchase facilities and fund new loans. Our ability to sell loans in the securitization and whole loan markets on acceptable terms is essential for the continuation of our loan origination and purchase operations. The value of and market for our loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in these factors may affect our ability to securitize or sell whole loans for acceptable prices within a reasonable period of time.

        To facilitate the sale of certificates or bonds issued by the securitization trust, we must obtain investment grade ratings for the certificates or bonds. To obtain those credit ratings, we credit-enhance the securitization trust. The overcollateralization amount is one form of credit enhancement. Additionally, we either obtain an insurance policy to protect holders of the certificates or bonds against certain losses, or sell subordinated interests in the securitization trusts.

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

        IF WE ARE UNABLE TO SELL A SIGNIFICANT PORTION OF OUR LOANS ON AT LEAST A QUARTERLY BASIS, OUR EARNINGS WOULD BE SIGNIFICANTLY AFFECTED.

        Any delay in the sale of a significant portion of our loan production beyond a quarter-end would postpone the recognition of gain on sale related to such loans until their sale and would likely result in losses for the quarter. Our loan disposition strategy calls for substantially all of our production to be sold in the secondary market within 90 days of origination. However, market and other considerations, including the conformity of loan pools to monoline insurance company and rating agency requirements, could affect the timing of the sale transactions.

        CHANGES IN THE VOLUME AND COST OF OUR BROKER LOANS MAY DECREASE OUR LOAN PRODUCTION.

        We depend on independent mortgage brokers for the origination and purchase of our broker loans, which constitute a significant portion of our loan production. Our future results of operations and financial condition may be vulnerable to changes in the volume and cost of our broker loans resulting from, among other things, competition from other lenders and purchasers of such loans. These independent mortgage brokers negotiate with multiple lenders for each prospective borrower. We compete with these lenders for the independent brokers' business on pricing, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with us.

        OUR COMPETITORS IN THE MORTGAGE BANKING MARKET ARE OFTEN LARGER AND HAVE GREATER FINANCIAL RESOURCES THAN WE DO, WHICH WILL MAKE IT DIFFICULT FOR US TO SUCCESSFULLY COMPETE.

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

        BECAUSE A SIGNIFICANT AMOUNT OF THE LOANS WE SERVICE ARE IN CALIFORNIA, OUR OPERATIONS COULD BE HURT BY ECONOMIC DOWNTURNS OR NATURAL DISASTERS IN
THE STATE.

        At June 30, 1999, 21.4% of the loans we serviced were collateralized by residential properties located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

        EVEN AFTER WE SELL OUR LOANS, WE REMAIN SUBJECT TO RISKS FROM DELINQUENCIES AND LOSSES ON THE LOANS WE SERVICE.

        Although we sell substantially all the mortgage loans which we originate or purchase, we retain some degree of credit risk on substantially all loans sold where we continue to service those loans. During the period of time that loans are held before sale, we are subject to the various business risks associated with the lending business including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers. Cash flows from the securitization trust are represented by the interest rate earned on the loans in the trust over the amount of interest paid by the trust to the holders of the certificates or bonds issued by the trust, plus certain monoline and servicing fees. The agreements governing our securitization program require us to credit-enhance the securitization trust by either establishing deposit accounts or building overcollateralization levels. Deposit accounts are established by maintaining a portion of the excess cash flows in a trust deposit account. Overcollateralization levels are built up by applying these excess cash flows to reduce the principal balances of the certificates or bonds issued by the trust. Those amounts are available to fund losses realized on loans held by such trust. We continue to be subject to the risks of default and foreclosure following securitization and the sale of loans to the extent excess cash flows are required to be maintained in the deposit account or applied to build up overcollateralization, as opposed to being distributed to us.

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

        WE MAY BE REQUIRED TO REPURCHASE LOANS OR INDEMNIFY INVESTORS IF WE BREACH REPRESENTATIONS AND WARRANTIES.

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

        IF WE ARE UNABLE TO COMPLY WITH MORTGAGE BANKING RULES AND REGULATIONS, OUR ABILITY TO MAKE MORTGAGE LOANS MAY BE RESTRICTED.

        Our operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws, regulations and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action. Our consumer lending activities are subject to various federal laws and regulations. We are also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact us.

        CHANGES IN THE MORTGAGE INTEREST DEDUCTION COULD HURT OUR FINANCIAL PERFORMANCE.

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

        WE WILL BE UNABLE TO PAY DIVIDENDS ON OUR CAPITAL STOCK FOR THE FORESEEABLE FUTURE.

        The indentures governing certain of our outstanding indebtedness as well as our other credit agreements limit our ability to pay cash dividends on our capital stock. Under the most restrictive of these limitations, we will be prevented from paying cash dividends on our capital stock for the foreseeable future.

        THE CONCENTRATED OWNERSHIP OF OUR VOTING STOCK BY OUR CONTROLLING STOCKHOLDER MAY HAVE AN ADVERSE EFFECT ON YOUR ABILITY TO INFLUENCE THE

DIRECTION WE WILL TAKE.

        Following completion of the Rights Offering, Capital Z will beneficially own senior preferred stock representing 61.1% of our combined voting power if all the Series C Convertible Preferred Stock offered in the Rights Offering is purchased by our common stockholders and 78.2% of our combined voting power if none of the Series C Convertible Preferred Stock offered in the Rights Offering is purchased by our common stockholders and 25 million shares of the Series C Convertible Preferred Stock are purchased by Capital Z pursuant to the Standby Commitment. The Series C Convertible Preferred Stock does not vote in the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are attached to this report:

        Reports of Independent Auditors (Ernst & Young LLP,
        PricewaterhouseCoopers LLP)
        Consolidated Balance Sheet at June 30, 1999 and 1998
        Consolidated Statement of Operations for the Years Ended
          June 30, 1999, 1998 and 1997
        Consolidated Statement of Stockholders' Equity for the Years Ended
          June 30, 1999, 1998 and 1997
        Consolidated Statement of Cash Flows for the Years Ended June 30, 1999,
          1998 and 1997
        Notes to Consolidated Financial Statements

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 1999 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

        Information regarding executive compensation will appear in the proxy statement for the 1999 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1999 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 1999 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated by this reference.

                                            PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

        (a)    Financial Statements:

               See Financial Statements listed as part of Item 8. Financial Statements and Supplementary Data.

        (b)    Financial Statement Schedules:

               None.

        (c)    Exhibits - Management Contracts and Compensatory Plans:

        10.1          Form of Director and Officer Indemnification Agreement(14)

        10.2(a) Second Amended and Restated Employment, dated as of May 8, 1997, between Registrant and Cary H. Thompson(14)

        10.2(b)       Stock Option Agreement between Registrant and Cary H.
                      Thompson(10)

        10.2(c) Amendment No. 1, dated as of August 26, 1998, to Exhibit 10.2(a)(19)

        10.3(a) Employment Agreement, dated as of August 28, 1996, between Registrant and Neil Kornswiet(14)

        10.3(b)       Amendment No. 1, dated as of June 1, 1997, to Exhibit
                      10.3(a)(14)

        10.3(c) Amended and Restated Employment Agreement, dated as of August 26, 1998, between Registrant and Neil B. Kornswiet(19)

        10.4 Employment Agreement, dated as of May 12, 1997, between the Registrant and David A. Sklar

        10.5 Second Amended and Restated Employment Agreement, dated as of June 1, 1997, between Registrant and Barbara Polsky(14)

        10.6(a) Employment Agreement, dated as of June 1, 1997, between Registrant and Mark Costello(14)

        10.6(b)       Performance Bonus Plan for Mark Costello(20)

        10.7          1991 Stock Incentive Plan, as amended(2)

        10.8          1995 Stock Incentive Plan(10)

        10.9(a)       1996 Stock Incentive Plan(12)

        10.9(b)       Amendment No. 1 to Exhibit 10.9(a)(14)

        10.10         1997 Stock Option Plan(15)

        10.11 1997 Non-Qualified Stock Option Plan (amended and restated effective May 22, 1998)(15)

        10.20         Variable Deferred Compensation Plan(14)

        10.21(a)      Employment Agreement between Registrant and Cary H.
                      Thompson(21)

        10.21(b) Amendment No. 1, dated as of December 23, 1998, to Exhibit 10.21(a)(21)

        10.22 Management Investment Agreement, dated as of February 10, 1999, between Registrant and Cary H. Thompson(21)

        10.23         Employment Agreement between Registrant and Neil B.
                      Kornswiet(21)

        10.24 Management Investment Agreement, dated as of February 10, 1999, between Registrant and Neil B Kornswiet(21)

        (d)    Other Exhibits:

        2.1 Agreement and Plan of Reorganization, dated as of August 12, 1996, as amended by Amendment No. 1, dated August 28, 1996 by and among Registrant, Aames Acquisition Corporation, One Stop Mortgage, Inc. and Neil
                      B. Kornswiet(13)

        3.1           Certificate of Incorporation of Registrant, as amended

        3.2           Bylaws of Registrant, as amended

        4.1           Specimen certificate evidencing Common Stock of
                      Registrant(14)

        4.2(a) Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent(4)

        4.2(b)        Amendment to Rights Agreement, dated as of April 27,
                      1998(17)

        4.2(c)        Amendment to Rights Agreement, dated as of December 23,
                      1998(22)

        4.3 Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006(7)

        4.4(a) First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003(11)

        4.4(b) Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003(21)

        10.12 Office Lease, dated as of September 15, 1998, between Colonnade Wilshire Corp. and the Registrant, for the premises located at 3731 Wilshire Boulevard, Los Angeles, California.

        10.13(a) Office Building Lease, dated as of August 7, 1996, between Registrant and California Plaza IIA, LLC, for the premises located at 350 S. Grand Avenue, Los Angeles, California(14)

        10.13(b) First Amendment, dated as of August 15, 1997, to Exhibit 10.13(a)(14)

        10.14(a) Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002(5)

        10.14(b) Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 10.14(a)(6)

        10.15         Reserved

        10.16         Reserved

        10.17         Reserved

        10.18(a) Aircraft Lease Agreement, dated as of March 8, 1996, between C.I.T. Leasing Corporation and Oxford Aviation Corporation, Inc., Registrant's wholly owned subsidiary(7)

        10.18(b) Corporate Guaranty Agreement, dated as of March 8, 1996, between Registrant and C.I.T. Leasing Corporation, with respect to Exhibit 10.19(a)(7)

        10.19         Management Voting Agreement between Registrant, Cary H.
                      Thompson and Neil B. Kornswiet, dated as of February 10, 1999(21)

        10.25(a) Preferred Stock Purchase Agreement, dated as of December 23, 1998, between Registrant and Capital Z Financial Services Fund II, L.P.(22)

        10.25(b)      Amendment No. 1 to Exhibit 10.25(a)(21)

        10.25(c)      Amendment No. 2 to Exhibit 10.25(a)

        10.25(d)      Amendment No. 3 to Exhibit 10.25(a)

        10.25(e)      Amendment No. 4 to Exhibit 10.25(a)

        10.26(a) Amended and Restated Master Repurchase Agreement Governing Purchase and Sales of Mortgage Loans, dated as of February 10, 1999, between Aames

                      Capital Corporation, Registrant's wholly owned subsidiary ("ACC") and Lehman Commercial Paper, Inc.(25)

        10.26(b)      Amendment, dated as of June 30, 1999, to Exhibit 10.26(a)

        10.26(c)      Second Amendment, dated as of June 30, 1999, to Exhibit
                      10.26(a)

        10.26(d) Guaranty, dated as of March 8, 1996, between Registrant and Lehman Commercial Paper, Inc., with respect to Exhibit 10.26(a)(25)

        10.27(a) Master Loan and Security Agreement, dated as of February 10, 1999, between ACC and Greenwich Capital Financial Products, Inc.(25)

        10.27(b)      Amendment No. 1, dated as of June 10, 1999, to Exhibit
                      10.27

        10.27(c)      Amendment No. 2, dated as of June 30, 1999, to Exhibit
                      10.28(a)

        10.27(d) Guaranty, dated as of February 10, 1999, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.28(a)(25)

        10.27(e)      Amendment No. 1, dated as of June 30, 1999, to Exhibit
                      10.28(d)

        10.28(a) Master Repurchase Agreement, dated as of April 8, 1999, between ACC and NationsBank, N.A.(25)

        10.28(b) Guaranty, dated as of April 8, 1999, between Registrant and NationsBank, N.A., with respect to Exhibit 10.28(a)(25)

        10.28(c) First Amendment, dated as of June 30, 1999, to Exhibit 10.28(a) and Exhibit 10.28(b)

        10.29 Agreement for Management Advisory Services, dated as of February 10, 1999 between Registrant and Equifin Capital Management, LLC(25)

        10.30 Historical Advance Purchase Agreement, dated as of June 10, 1999, between ACC and Steamboat Financial Partnership I, L.P.

        10.31 Historical Advance Purchase Agreement, dated as of June 17, 1999, between ACC and Steamboat Financial Partnership I, L.P.

        10.32 Limited Partnership Agreement of Steamboat Financial Partnership I, L.P., dated as of June 10, 1999, between Random Properties Acquisition Corp. IV, ACC and Greenwich Capital Derivatives, Inc.

        10.33         Reserved

        10.34 Delinquency Advance Purchase Agreement, dated as of May 13, 1999, between ACC and Fairbanks Capital Corp.

        10.35 Sub-Servicing Agreement 1997-1, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp.

        10.36 Sub-Servicing Agreement 1996-D, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp.

        11            Computation of Per Share Earnings (Loss)

        21            Subsidiaries of the Registrant

        23.1          Consent of Ernst & Young LLP

        23.2          Consent of PricewaterhouseCoopers LLP

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

(11) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(12) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated January 6, 1997.

(13) Incorporated by reference from Registrant's Current Report on Form 8-K dated September 11, 1996.

(14) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(15) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated July 24, 1998.

(16) Incorporated by reference from Registrant's Current Report on Form 8-K dated April 27, 1998.

(17) Incorporated by reference from Registrant's Registration Statement on Form 8-A/A dated April 27, 1998.

(18) Incorporated by reference from Registrant's Current Report on Form 8-K dated March 25, 1998.

(19) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(20) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

(21) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(22) Incorporated by reference from Registrant's Current Report on Form 8-K dated December 31, 1998.

(23) Incorporated herein by reference to the Form of Warrant to Purchase Common Stock of the Registrant, filed as Exhibit C to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

(24) Incorporated herein by reference to the Form of Contingent Warrant to Purchase Common Stock of the Registrant, filed as Exhibit E to Exhibit
        10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

(25) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

        (e) Reports on Form 8-K:

               During the last quarter of the fiscal year ended June 30, 1999, the Company filed (i) a Current Report on Form 8-K filed on May 18, 1999 (earliest event reported May 14, 1999), reporting information under Item 5 with respect to the appointment of Mani A. Sadeghi as interim Chief Executive Officer and the appointment of Cary H. Thompson as Vice-Chairman; (ii) a Current Report on Form 8-K filed on May 21, 1999 (earliest event reported May 17, 1999) reporting earnings (losses) for the third fiscal quarter; and (iii) a Current Report on Form 8-K (earliest event reported July 1, 1999) reporting the structure to monetize servicing receivables and reduce future servicing advances on loans in the Company's servicing portfolio and provide approximately $50 million to the Company.

                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AAMES FINANCIAL CORPORATION

                                                 (Registrant)

Dated: September 1, 1999                         By: /s/ Mani Sadeghi
                                                    ---------------------------
                                                    Mani Sadeghi
                                                    Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                               TITLE                                DATE
/s/ Mani Sadeghi                       Chief Executive Officer,                    September 1, 1999
-------------------------------        Director (Principal Executive Officer)
    Mani Sadeghi


/s/ David A. Sklar                     Executive Vice President--                  September 1, 1999
-------------------------------        Finance and Chief Financial
     David A. Sklar                    Officer (Principal Financial and
                                       Accounting Officer)


/s/ George W. Coombe, Jr.              Director                                    September 1, 1999
-------------------------------
    George W. Coombe, Jr.


/s/ Steven M. Gluckstern               Chairman of the Board and Director          September 1, 1999
-------------------------------
    Steven M. Gluckstern


/s/ Neil B. Kornswiet                  President and Director                      September 1, 1999
-------------------------------
    Neil B. Kornswiet


/s/ Adam M. Mizel                      Director                                    September 1, 1999
-------------------------------
    Adam M. Mizel


/s/ Eric Rahe                          Director                                    September 1, 1999
-------------------------------
    Eric Rahe


/s/ Cary H. Thompson                   Director                                    September 1, 1999
-------------------------------
    Cary H. Thompson


/s/ David A. Spuria                    Director                                    September 1, 1999
-------------------------------
     David A. Spuria


/s/ George C. St. Laurent, Jr.         Director                                    September 1, 1999
-------------------------------
     George C. St. Laurent, Jr.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Aames Financial Corporation

      We have audited the accompanying consolidated balance sheet of Aames Financial Corporation and subsidiaries (the Company) as of June 30, 1999 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aames Financial Corporation and subsidiaries at June 30, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       /s/ ERNST & YOUNG LLP

Los Angeles, California
August 26, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Aames Financial Corporation

      In our opinion, based upon our audits , the accompanying consolidated balance sheet at June 30, 1998 and the related consolidated statement of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Aames Financial Corporation and its subsidiaries (the "Company") at June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1, the Company adopted accounting standards that changed its method of accounting for transfers and servicing of financial assets during the year ended June 30, 1997.

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

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                                  JUNE 30,            JUNE 30,
                                                                                                    1999                1998
                                                                                              ---------------     ---------------
Cash and cash equivalents ................................................................    $    20,764,000          12,322,000
Loans held for sale, at lower of cost or market ..........................................        559,869,000         198,202,000
Accounts receivable ......................................................................         56,964,000          51,072,000
Interest-only strips, at estimated fair market value .....................................        332,327,000         490,542,000
Mortgage servicing rights, net ...........................................................         20,928,000          32,090,000
Equipment and improvements, net ..........................................................         13,495,000          13,939,000
Prepaid and other ........................................................................         15,013,000          17,020,000
Income tax refund receivable .............................................................          1,737,000                  --
                                                                                              ---------------     ---------------
         Total assets ....................................................................    $ 1,021,097,000         815,187,000
                                                                                              ===============     ===============
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings ...............................................................................    $   281,220,000         286,990,000
Revolving warehouse and repurchase facilities ............................................        535,997,000         141,012,000
Accounts payable and accrued expenses ....................................................         50,505,000          49,964,000
Income taxes payable .....................................................................          7,819,000          33,170,000
                                                                                              ---------------     ---------------
          Total liabilities ..............................................................        875,541,000         511,136,000
                                                                                              ---------------     ---------------
Commitments and contingencies

Stockholders' equity:

Series A Preferred Stock, par value .001 per share; 500,000 shares authorized
none outstanding .........................................................................                 --                  --

Series B Convertible Preferred Stock, par value $0.001 per share;
100,000 shares authorized; 26,704 and -0- shares outstanding .............................         26,704,000                  --

Series C Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized; 75,046 and -0- shares outstanding (includes 25,000
shares issued August 3, 1999) ............................................................         65,475,000                  --

Common Stock, par value $.001 per share; 50,000,000 shares
authorized; 31,016,964, and 30,962,578 shares outstanding ................................             31,000              31,000

Additional paid-in capital ...............................................................        250,116,000         249,851,000
Retained earnings (deficit) ..............................................................       (196,770,000)         54,169,000
                                                                                              ---------------     ---------------
          Total stockholders' equity .....................................................        145,556,000         304,051,000
                                                                                              ---------------     ---------------
          Total liabilities and stockholders' equity .....................................    $ 1,021,097,000         815,187,000
                                                                                              ===============     ===============

          See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           TWELVE MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------
                                                                    1999               1998              1997
                                                               --------------     --------------    --------------
Revenue:

  Gain on sale of loans ...................................    $   44,855,000        120,828,000       135,421,000
  Valuation (write-down) of interest-only strips ..........      (186,451,000)        19,495,000       (18,950,000)
  Commissions .............................................        33,034,000         27,664,000        29,250,000
  Loan service ............................................        49,900,000         51,642,000        31,131,000
  Interest income and fees ................................        42,509,000         46,860,000        37,679,000
                                                               --------------     --------------    --------------
          Total revenue including write-down ..............       (16,153,000)       266,489,000       214,531,000
                                                               --------------     --------------    --------------
Expenses:
  Compensation ............................................        80,167,000         94,820,000        81,021,000
  Production ..............................................        40,061,000         34,195,000        27,229,000
  General and administrative ..............................        60,635,000         40,686,000        31,716,000
  Interest ................................................        44,089,000         43,982,000        33,105,000
  Nonrecurring charges ....................................        37,044,000                 --        32,000,000
                                                               --------------     --------------    --------------
        Total expenses ....................................       261,996,000        213,683,000       205,071,000
                                                               --------------     --------------    --------------
Income (loss) before income taxes .........................      (278,149,000)        52,806,000         9,460,000
Provision (benefit) for income taxes ......................       (30,182,000)        25,243,000         7,982,000
                                                               --------------     ==============    --------------
Net income (loss) .........................................    $ (247,967,000)        27,563,000         1,478,000
                                                               ==============     ==============    ==============
Net income (loss) per share:

  Basic ...................................................    $        (8.00)              0.97              0.06
                                                               ==============     ==============    ==============
  Diluted .................................................    $        (8.00)              0.87              0.05
                                                               ==============     ==============    ==============
  Dividends per common share ..............................    $         0.03               0.13              0.13
                                                               ==============     ==============    ==============
Weighted average number of shares outstanding:

  Basic ...................................................        31,000,000         28,548,000        26,400,000
                                                               ==============     ==============    ==============
  Diluted .................................................        31,000,000         35,749,000        28,371,000
                                                               ==============     ==============    ==============

          See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      SERIES B     SERIES C
                                                    CONVERTIBLE   CONVERTIBLE    ADDITIONAL      RETAINED
                                          COMMON      PREFERRED    PREFERRED       PAID-IN       EARNINGS
                                           STOCK       STOCK         STOCK         CAPITAL       (DEFICIT)          TOTAL
                                          -------   -----------   -----------    -----------    ------------     ------------
As of June 30, 1996 ..................    $24,000            --            --     88,134,000      32,303,000      120,461,000
  Issuance of Common Stock ...........      4,000            --            --    121,224,000              --      121,228,000
  Dividends ..........................         --            --            --             --      (3,412,000)      (3,412,000)
  Net income .........................         --            --            --             --       1,478,000        1,478,000
                                          -------    ----------    ----------    -----------    ------------     ------------
As of June 30, 1997 ..................     28,000            --            --    209,358,000      30,369,000      239,755,000
  Issuance of Common Stock ...........      3,000            --            --     40,493,000          10,000       40,506,000
  Dividends ..........................         --            --            --             --      (3,773,000)      (3,773,000)
  Net income .........................         --            --            --             --      27,563,000       27,563,000
                                          -------    ----------    ----------    -----------    ------------     ------------
As of June 30, 1998 ..................     31,000            --            --    249,851,000      54,169,000      304,051,000
  Issuance of Common Stock ...........         --            --            --        265,000              --          265,000
  Issuance of Series B Convertible
     Preferred Stock .................         --    26,704,000            --             --              --       26,704,000
  Issuance of Series C Convertible
     Preferred Stock .................         --            --    65,475,000             --              --       65,475,000
  Dividends paid .....................         --            --            --             --      (1,022,000)      (1,022,000)
  Dividends accrued ..................         --            --            --             --      (1,950,000)      (1,950,000)
  Net loss ...........................         --            --            --             --    (247,967,000)    (247,967,000)
                                          -------    ----------    ----------    -----------    ------------     ------------
As of June 30, 1999 ..................    $31,000    26,704,000    65,475,000    250,116,000    (196,770,000)     145,556,000
                                          =======    ==========    ==========    ===========    ============     ============

          See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  TWELVE MONTHS ENDED JUNE 30,
                                                                     -----------------------------------------------------
                                                                          1999                1998               1997
                                                                     ---------------     --------------     --------------
Operating activities:
  Net income (loss) .............................................    $  (247,967,000)        27,563,000          1,478,000
  Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Depreciation and amortization ..............................          5,673,000          3,909,000          2,853,000
     Gain on sale of loans ......................................        (35,716,000)      (121,098,000)      (194,026,000)
     Valuation (write-down) of interest-only strips .............        186,451,000        (19,495,000)        18,950,000
     Accretion of interest-only strips ..........................        (34,671,000)       (41,008,000)       (30,834,000)
     Mortgage servicing rights originated .......................         (6,194,000)       (19,513,000)       (16,251,000)
     Mortgage servicing rights amortized ........................         11,431,000          9,064,000          5,512,000
     Mortgage servicing rights charged-off ......................          8,100,000                 --                 --
     Accrual of 6.5% preferred stock dividend ...................         (1,950,000)                --                 --
     Changes in assets and liabilities:
       Loans held for sale originated or purchased ..............     (2,193,635,000)    (2,383,638,000)    (2,347,938,000)
       Proceeds from sale of loans held for sale ................      1,831,968,000      2,428,423,000      2,291,140,000
       Decrease (increase) in:
          Accounts receivable ...................................         (5,892,000)         8,108,000        (49,495,000)
          Interest-only strips ..................................         39,976,000         30,310,000         20,497,000
          Prepaid and other .....................................          2,007,000         (2,071,000)        (4,654,000)
          Income tax refund receivable ..........................         (1,737,000)                --                 --
       Increase (decrease) in:
          Accounts payable and accrued expenses .................            541,000         20,667,000         13,490,000
          Deferred income taxes .................................        (25,351,000)         9,118,000          9,205,000
                                                                     ---------------     --------------     --------------
 Net cash used in operating activities ..........................       (466,966,000)       (49,661,000)      (280,073,000)
                                                                     ---------------     --------------     --------------
 Investing activities:
    Purchases of equipment and improvements .....................         (5,229,000)        (5,163,000)        (8,864,000)
Financing activities:
  Net proceeds from issuance of convertible preferred stock .....         92,179,000                 --                 --
  Proceeds from sale of common stock or exercise of options .....            265,000         40,505,000        121,228,000
  Proceeds from (reductions in) borrowings ......................         (5,770,000)                --        148,945,000
  Proceeds from  revolving warehouse and
    repurchase facilities .......................................        394,985,000          3,512,000         25,137,000
  Dividends paid ................................................         (1,022,000)        (3,773,000)        (3,412,000)
                                                                     ---------------     --------------     --------------
Net cash provided by financing activities .......................        480,637,000         40,244,000        291,898,000
                                                                     ---------------     --------------     --------------
Net increase (decrease) in cash and cash equivalents ............          8,442,000        (14,580,000)         2,961,000
Cash and cash equivalents at beginning of period ................         12,322,000         26,902,000         23,941,000
                                                                     ---------------     --------------     --------------
Cash and cash equivalents at end of period ......................    $    20,764,000         12,322,000         26,902,000
                                                                     ===============     ==============     ==============
Supplemental disclosures:
  Interest paid .................................................    $    41,769,000         44,501,000         30,207,000
  Income taxes paid (refunded) ..................................    $    (4,470,000)        16,125,000         (1,197,000)

          See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Aames Financial Corporation (the "Company" or "Aames") operates in a single industry segment as a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgages secured by single family residences. At June 30, 1999, Aames operated 101 retail loan offices serving 37 states. At June 30, 1999, 18 of the 101 branches were located in California. Its wholly-owned subsidiary, One Stop Mortgage, Inc. ("One Stop"), operated 35 additional offices located in 28 states. At June 30, 1999, 2 of the 35 branches were located in California. The Company originates and purchases loans on a nationwide basis through three production channels -- retail, broker and correspondent. During the years ended June 30, 1999 and 1998, the Company originated and purchased $2.19 billion and $2.38 billion of mortgage loans, respectively. The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. Loans originated by the Company are extended on the basis of the equity in the borrower's property and the creditworthiness of the borrower. The aggregate outstanding balance of loans serviced by the Company was $3.84 billion and $4.15 billion at June 30, 1999 and June 30, 1998, respectively (which includes $413 million and $206 million of loans at June 30, 1999 and June 30, 1998, respectively, serviced for the Company by unaffiliated subservicers under subservicing agreements).

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

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of no more than three months to be cash equivalents.

LOANS HELD FOR SALE

     Loans held for sale are loans the Company plans to securitize or sell as whole loans and are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

ACCOUNTS RECEIVABLE

     Accounts receivable primarily consisted of interest advances and other servicing related advances to securitization trusts, and accrued interest receivable on loans held for sale. At June 30, 1999, accounts receivable also included a capital contribution receivable.

EQUIPMENT AND IMPROVEMENTS, NET

     Equipment and improvements, net, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being recorded utilizing straight-line and accelerated methods over the following estimated useful lives:

Data processing equipment.........................  Five years
Furniture and fixtures............................  Five to seven years
Data processing software..........................  Three years
Leasehold improvements............................  Lower of life of lease or asset

LOAN SALES

     The Company depends on its ability to sell loans originated and purchased by it in the secondary market, as market conditions allow, to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations.

REVENUE RECOGNITION

     The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") effective January 1, 1997. As a result of the adoption of SFAS 125, the Company records amounts previously categorized as excess servicing gains in the consolidated statement of operations as gain on sale of loans. Additionally, the Company now records the right to future interest income that exceeds contractually specified servicing fees and previously recorded as excess servicing receivable as an asset called interest-only strips.

     In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of the loan (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip), based on their relative fair values at the date of transfer. The interest-only strip represents, over the estimated life of the loans, the present value of the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%), a back-up servicing fee, if any, and a monoline insurance fee, if any, and an estimate for loan losses. Unrealized gains or losses include the recognition of an unrealized gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. The interest-only strips are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings.

     The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) a future rate of prepayment; (ii) a discount rate used to calculate present value; and (iii) a prospective cumulative loan loss estimate on loans sold. The future cash flows represent management's best estimate. Management monitors performance of the loans and changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management's estimates.

     Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes mortgage servicing rights separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The Company used a discount rate of 15%. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing rights for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. At June 30, 1999 and 1998, there were no valuation allowances on mortgage servicing rights.

ADVERTISING EXPENSE

     The Company's policy is to charge advertising costs to expense when incurred. The Company charged to expense $29 million, $23 million and $18 million in fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effects of the conversion of shares related to the Company's 5.5% Convertible Subordinated Debentures due 2006 as well as the average number of stock options outstanding, except when their effect is antidilutive.

     All references in the accompanying consolidated balance sheet, consolidated statement of operations and notes to consolidated financial statements to the number of common shares and share amounts have been restated to reflect the three-for-two stock split in the form of stock dividends effected on February 21, 1997, and the Company's presentation of basic earnings per share ("EPS") under the adoption of SFAS 128 during the year ended June 30, 1998.

RISK MANAGEMENT

     The Company's earnings may be directly affected by the level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations. The Company is currently re-evaluating its hedging policy and no hedge transactions were in place at June 30, 1999.

     In the past, the Company has hedged its fixed rate pipeline and some LIBOR-based tranches in its fixed rate securitizations. The Company has utilized fixed rate hedge products which were swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury put options. The Company has utilized LIBOR rate caps as hedge instruments on certain LIBOR-based tranches secured by fixed rate mortgages. The use, amount and timing of hedging transactions are determined by members of the Company's senior management.

RECLASSIFICATIONS

     Certain amounts related to 1998 and 1997 have been reclassified to conform to the 1999 presentation.

ADOPTION OF RECENT ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. The Company has not determined the impact that adoption of this standard will have on its future consolidated financial statements.

NOTE 2. RESTATEMENT

     Restatement of Prior Period Results. In December 1998, the FASB issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the interest-only strips and are recorded at a discounted value for the period between when collected by the trust and the projected receipt to the Company. The Special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements.

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

     Under the cash-in method previously used by the Company, the assumed discount period for measuring the present value of the interest-only strips ended when the cash flows were received by the securitization trust; and, the initial deposits to overcollateralization accounts were recorded at face value. Under the cash-out method as specified in the Special Report by the FASB and comments made by the Securities and Exchange Commission, the assumed discount period for measuring the present value of the interest-only strips ends when cash, including the return of any initial deposits, is distributed to the Company on an unrestricted basis.

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

     As a result, the Company's consolidated results of operations for periods subsequent to June 30, 1994 have been restated. The restatement resulted in the following changes to the financial statements presented (dollars in thousands, except per share amounts):

                                                                Year Ended June 30,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Revenue:
  Previous .................................................    $286,110     238,578
  As restated ..............................................     266,489     214,531
Net income:
  Previous .................................................      40,317      17,109
  As restated ..............................................      27,563       1,478
Earnings per share:
  Basic:
     Previous ..............................................        1.41        0.65
     As restated ...........................................        0.97        0.06
  Diluted:
     Previous ..............................................        1.23        0.60
     As restated ...........................................        0.87        0.05
Interest-only strips:
  (end of period)
  Previous .................................................     554,161     383,249
  As restated ..............................................     490,542     339,251
Stockholders' equity:
  (end of period)
  Previous .................................................     345,403     268,354
  As restated ..............................................    $304,051     239,755

NOTE 3. NONRECURRING CHARGES

     During the fiscal year ended June 30, 1999, the Company recorded a $37 million one-time charge related to advances which are recorded as accounts receivable on the Company's balance sheet. The one-time charge relates to payments made by the Company to the securitization trusts for which it acts as servicer. As servicer of the loans it securitizes, the Company is obligated to advance, or "loan," to the trusts delinquent interest. In addition, as servicer, the Company advances to the trusts foreclosure-related expenses and certain tax and insurance remittances relating to loans in securitized pools. The Company, as servicer, is then entitled to recover these advances from regular monthly cash flows into the trust, including monthly payments, pay-offs and liquidation proceeds on the related loan. Until recovered, the Company records the cumulative advances in accounts receivable on the balance sheet. In addition, the Company, as servicer, is obligated to make additional payments into the trusts which are not recoverable from monthly cash flows. These payments, for example, relate to compensating interest payments for loans that pay-off other than at a month's end. As servicer, the Company is required to pay into the trust that portion of a monthly interest payment that is not included in the pay-off amount. However, payments into a trust that are not recovered from monthly cash flows may be recoverable from the trust's distributions to the Company, as residual certificate holder.

     In early 1999, the Company began to explore ways to reduce the cash burden of its servicing advance obligations through various financing techniques. At the same time, the Company determined that certain amounts recorded as accounts receivable associated with the Company's securitization trusts were not recoverable from the trusts' monthly cash flows. As a result, accounts receivable were written-down by $37 million.

     In fiscal 1997, the Company incurred $32 million of nonrecurring charges. Approximately $25 million of these charges were recognized in August 1996 directly related to the acquisition of One Stop. The remaining amount relates to a reserve for relocating corporate headquarters recorded in the first fiscal quarter and to severance and other strategic decisions made in the fourth fiscal quarter.

NOTE 4. CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST

     At June 30, 1999, the Company had corporate cash and cash equivalents available of $21 million, none of which was restricted. Cash equivalents include $15 million of overnight Eurodollar deposits at June 30, 1999.

     The Company services loans on behalf of customers. In such capacity, certain funds are collected and placed in segregated trust accounts which totaled $93 million and $58 million at June 30, 1999 and June 30, 1998, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheet.

NOTE 5. LOANS HELD FOR SALE

     The following is a summary of the composition of the Company's loans held for sale by interest rate type at June 30, 1999 and 1998:

                                                             JUNE 30,
                                                   ---------------------------
                                                       1999            1998
                                                   ------------    -----------
  Fixed rate mortgages                             $335,921,000    140,525,000
  Adjustable rate mortgages                         223,948,000     57,677,000
                                                   ------------    -----------
                                                   $559,869,000    198,202,000
                                                   ============    ===========

     Subsequent to June 30, 1999, the Company sold approximately $400 million of loans held for sale in the form of a securitization and recorded a gain on sale.

NOTE 6. ACCOUNTS RECEIVABLE

     At June 30, 1999 and 1998, accounts receivable was comprised of the following:

                                                       1999           1998
                                                   ------------    -----------
Interest advances                                  $  7,585,000     10,335,000
Servicing advances                                   14,240,000     16,088,000
Capital proceeds receivable                          24,750,000             --
Other receivables                                    10,389,000     24,649,000
                                                   ------------    -----------
                                                   $ 56,964,000     51,072,000
                                                   ============    ===========

      During the year ended June 30, 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization pools. The subservicer assumed the obligation to make all future advances on those two pools. At the same time, the Company also sold to the subservicer the outstanding servicing advances on the two pools for approximately $13 million.

      Also during the year ended June 30, 1999, the Company entered into an arrangement with an investment bank pursuant to which the investment bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 pools. As a result of this arrangement, the Company received approximately $50 million in cash for certain servicing advances carried in accounts receivable.

      At June 30, 1999, accounts receivable included $25 million of capital proceeds receivable which were received in cash on August 3, 1999.

NOTE 7. INTEREST-ONLY STRIPS

     The activity in the interest-only strips during the years ended June 30, 1999 and 1998 is summarized as follows:

                                                                   JUNE 30,
                                                        ------------------------------
                                                             1999             1998
                                                        -------------     ------------
Balance, beginning of year .........................    $ 490,542,000      339,251,000
Gain on sale of loans ..............................       35,716,000      121,098,000
Accretion ..........................................       34,671,000       41,008,000
Cash received from trusts ..........................      (39,976,000)     (30,310,000)
Valuation (write-down) of interest-only strips .....     (188,626,000)      19,495,000
                                                        -------------     ------------
Balance, end of year ...............................    $ 332,327,000      490,542,000
                                                        =============     ============

      During the quarter ended June 30, 1999, the Company considered the historical performance of its securitized pools, recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data in connection with the performance of its interest-only strips.

      Key assumptions and estimates used by the Company in its June 30, 1999 review of the interest-only strips were the following:

            Peak rates of prepayment:
                Fixed rate loans                                29.0%
                Adjustable rate loans                           42.0% to 57.0%
            Weighted average life                               2.9 years
            Discount rate                                       15.0%
            Prospective cumulative loss estimate                2.7%

      In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount and subsequently deposits a portion of the servicing spread collected on the related loans. Included in interest-only strips at June 30, 1999 and 1998, were amounts held in trust of approximately $259 million and $195 million, respectively, which were available for investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to maximum subordination amounts as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company and, at the termination of the related trust, any remaining amounts on deposit are distributed to the Company.

      During the quarter ended December 31, 1998, as part of its ongoing monitoring process, management adjusted each of its assumptions (rate of prepayment, discount rate and credit loss) to reflect current market conditions. This change in estimate resulted in a valuation adjustment of the Company's interest-only strips of approximately $194 million (the "Write-Down"), gross of a positive valuation adjustment of $5.2 recorded in the quarter ended September 30, 1998, in connection with the Company's securitization. The components of the valuation adjustment were as follows:

      Rate of Prepayment. In its valuation analysis of prepayment speeds, the Company considered the relationship between the rate paid on the certificates or bonds issued in the securitizations and the weighted average coupons on the mortgages outstanding in each securitization pool from time to time. Additionally, for the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, e.g. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company finalized the development of an enhanced analytical model that more precisely reflected the performance of the securitized loans. This analytical model enabled the Company to refine its estimate of the prepayment rates associated with the performance of its securitized loans. Additionally, data and information received from market participants (credit and capital providers) assisted the Company in its assessment of current market conditions resulting in the Company applying a more precise valuation estimate to its prepayment assumptions. The Company incorporated this new information in developing its improved judgment as to prepayment speeds and changed its estimate of prepayment rates from a flat constant prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. These revised prepayment rates resulted in a weighted average life of 2.86 years. The impact of the change in prepayment speeds amounted to approximately $62 million, which was included in the Write-Down.

      Discount Rate. For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that an increase in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. To determine the appropriate discount rate, the Company reviewed general market conditions as reflected by market sales of senior tranche asset-backed securities. Management believed that the pass-through rate on senior tranche securities should be lower than the discount rate applied to the subordinate, and higher risk, interest-only strips. However, the adversity of the market during the quarter ended December 31, 1998 was so severe that, in some instances, transactions of senior tranche asset-backed securities could not even be completed. Accordingly, the Company incorporated this current market information in developing its judgment as to the appropriate risk adjusted rate of return in establishing its change in estimate of the discount rate to be used in estimating the fair value of the interest-only strips. For the quarter ended December 31, 1998, the Company increased its discount rate to 15% to reflect current market conditions. The impact of this change in discount rate amounted to approximately $65 million, which was included in the Write-Down.

      Credit Losses. For the quarter up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. This estimate was developed through a review of the credit performance of securitized loans in the aggregate. In conjunction with its previous quarterly review of loss estimates, the Company considered the level of delinquency of securitized loans and the percentage of annualized losses to securitized loans in the aggregate. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considered in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. Management believes the increase in losses in the December 1998 quarter reflected general market conditions rather than the continuing effects of the transfer of servicing in-house. Publicly available information from investment banking firms and credit agencies began to indicate a market expectation that credit losses within the sub-prime home equity sector would rise. Those indications, in part, arise from the impact of the adverse market conditions on severely delinquent borrowers who, in a more favorable market, would avoid default by refinancing with other lenders. In the current market, with competition lessening and underwriting guidelines tightening, these borrowers are much more likely to default. Accordingly, the Company increased its prospective cumulative loan loss estimate to 2.7% (discounted back at 15%) of the balance of the loans in the securitization pools at December 31, 1998. This change in credit loss estimate resulted in a valuation adjustment of $67 million, which was included in the Write-Down.

NOTE 8. MORTGAGE SERVICING RIGHTS, NET

      The activity in mortgage servicing rights during the years ended June 30, 1999 and 1998 is summarized as follows:

                                                                                                    JUNE 30,
                                                                                          ------------------------------
                                                                                              1999              1998
                                                                                          ------------      ------------
Balance, beginning of year ...........................................................     $ 32,090,000       21,641,000
Mortgage servicing rights originated .................................................        6,194,000       19,513,000
Mortgage servicing rights amortized ..................................................      (11,431,000)      (9,064,000)
Mortgage servicing rights charged-off ................................................       (5,925,000)              --
                                                                                           ------------      -----------
Balance, end of year .................................................................     $ 20,928,000       32,090,000
                                                                                           ============      ===========

      The mortgage servicing rights are amortized over the estimated lives of the loans to which they relate.

      During the year ended June 30, 1999, in connection with the transfer of servicing of two pools and a special servicing arrangement for two additional pools with a subservicer, the Company charged off the carrying value of the mortgage servicing rights associated with those pools.

NOTE 9. EQUIPMENT AND IMPROVEMENTS, NET

      Equipment and improvements, net consisted of the following at June 30, 1999 and 1998:

                                                                                                     JUNE 30,
                                                                                           -----------------------------
                                                                                               1999             1998
                                                                                           ------------     ------------
Data processing equipment .............................................................    $ 11,496,000       10,421,000
Furniture and fixtures ................................................................       8,623,000        8,353,000
Data processing software ..............................................................       6,340,000        3,213,000
Leasehold improvements ................................................................       2,575,000        2,032,000
                                                                                           ------------     ------------
          Total .......................................................................      29,034,000       24,019,000
Accumulated depreciation and amortization .............................................     (15,539,000)     (10,080,000)
                                                                                           ------------     ------------
Equipment and improvements, net .......................................................    $ 13,495,000       13,939,000
                                                                                           ============     ============

NOTE 10. BORROWINGS

      Borrowings consisted of the following at June 30, 1999 and 1998:

                                                                                                    JUNE 30,
                                                                                           ----------------------------
                                                                                               1999            1998
                                                                                           ------------    ------------
9.125% Senior Notes due 2003, guaranteed by each
  of the restricted subsidiaries (as defined in the indenture) of the Company .........    $150,000,000     150,000,000
5.5% Convertible Subordinated Debentures due 2006, convertible to 6.1 million shares of common stock at $18.67 per share. The Convertible
Subordinated Debentures are subordinated to all existing and future senior
  indebtedness of the Company (as defined in the Indenture) ...........................     113,970,000     113,990,000
10.5% Senior Notes due 2002,
  Principal  payments of $5,750,000 required in each of calendar
  years 1999 through 2002 .............................................................      17,250,000      23,000,000
                                                                                           ------------    ------------
          Borrowings ..................................................................    $281,220,000     286,990,000
                                                                                           ============    ============

     Maturities on borrowings are as follows:

Fiscal Years Ended June 30,

2000....................................................................................   $  5,750,000
2001....................................................................................      5,750,000
2002....................................................................................      5,750,000
2003....................................................................................             --
2004....................................................................................    150,000,000
Thereafter..............................................................................    113,970,000
                                                                                           ------------
          Total borrowings..............................................................   $281,220,000
                                                                                           ============

      In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 which are guaranteed by all but one of the Company's subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net income and net equity of such subsidiaries are substantially equivalent to the total assets, net income and net equity of the Company on a consolidated basis.

      At June 30, 1999 and 1998, the Company had unamortized debt issuance costs of $6 million and $7 million, respectively, related to the issuance of the $23 million of 10.5% Senior Notes due 2002, the issuance of the $115 million of 5.5% Convertible Subordinated Debentures due 2006 and the issuance of the $150 million of 9.125% Senior Notes due 2003. This balance is included in prepaid and other assets on the consolidated balance sheet and is amortized to expense over the terms of the related debt issuances.

NOTE 11. REVOLVING WAREHOUSE AND REPURCHASE FACILITIES

      The Company utilizes revolving warehouse and repurchase facilities to finance the holding of mortgage loans prior to sale or securitization. As of June 30, 1999 and 1998, the Company had total revolving warehouse and repurchase facilities available in the amount of $590 million and $950 million, respectively. Warehouse and repurchase facilities typically have a term of one year or less and are designated to fund mortgage loans originated within specified underwriting guidelines. The majority of the mortgage loans remain in the facilities for a period generally of up to 90 days at which point they are securitized or sold to institutional investors.

     Amounts outstanding under revolving warehouse and repurchase facilities consisted of the following at June 30, 1999 and 1998:

                                                                                                       JUNE 30,
                                                                                              ----------------------------
                                                                                                  1999            1998
                                                                                              ------------    ------------
Warehouse facility of $90 million from an investment bank, collateralized by loans held for sale; expires on February 9, 2000; bears interest at 1.5% over
one month LIBOR ..........................................................................    $ 47,018,000              --

Repurchase facility of $300 million from an investment bank; collateralized by loans held for sale; expires on March 31, 2000; bears interest from 1.50% to
2.00%, depending on document status, over one month LIBOR ................................     293,037,000              --

Repurchase facility of $200 million from a commercial bank; collateralized by loans held for sale; expires on April 7, 2000; bears interest from 1.25% to
1.50%, depending on document status, over one month LIBOR ................................     195,942,000              --

Warehouse facility of $400 million from a syndicate of ten commercial banks;
collateralized by loans held for sale and certain servicing receivables; expired
April 9, 1999; bore interest at the Company's option of either 1.05% over the
Fed Funds Rate, or .80% over one month LIBOR .............................................              --     135,500,000

Warehouse facility of $300 million from an investment bank; collateralized by loans held for sale; expired on September 11, 1999; bore interest at .65% over
one month LIBOR ..........................................................................              --       5,512,000
                                                                                              ------------    ------------
          Amounts outstanding under warehouse and repurchase facilities ..................    $535,997,000     141,012,000
                                                                                              ============    ============

      At June 30, 1999, the one month LIBOR rate was 5.20%. The one month LIBOR and Federal Funds rates were 5.7% and 7.1%, respectively, at June 30, 1998.

      Commencing July 1, 1999 and to maturity, the Company's $300 million repurchase facility bears interest from 1.50% to 2.00%, depending on document status, over one month LIBOR, and the term of this facility was extended to March 31, 2000. Also, effective July 1, 1999, the Company began using a $100 million uncommitted repurchase facility from an investment bank to fund loan originations. In August, 1999, the Company closed a $400 million loan securitization. Amounts outstanding under revolving warehouse and repurchase facilities were reduced by approximately $392 million, including all borrowings under the $100 million uncommitted repurchase facility.

     The weighted-average interest rate on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 1999 and 1998 were approximately 6.39% and 6.69%, respectively. During the year ended June 30, 1999, the average amount of borrowings under revolving warehouse and repurchase facilities was $349 million and the maximum outstanding under such lines at any one time during the year ended June 30, 1999, was $796 million.

      At June 30, 1999, included in prepaid and other assets in the accompanying consolidated balance sheet was approximately $1.8 million of deferred commitment fees relating to the Company's revolving warehouse and repurchase facilities remaining to be amortized to expense over their remaining terms.

NOTE 12. INCOME TAXES

      The provision (benefit) for income taxes consisted of the following for the years ended June 30, 1999, 1998 and 1997:

                                                      JUNE 30,
                                       -----------------------------------------
                                           1999            1998          1997
                                       ------------     ----------    ----------
Current:
  Federal .........................    $  1,200,000     10,060,000       203,000
  State ...........................         400,000      3,249,000       262,000
                                       ------------     ----------    ----------
                                          1,600,000     13,309,000       465,000
                                       ------------     ----------    ----------
Deferred:
  Federal .........................     (24,155,000)     6,814,000     4,665,000
  State ...........................      (7,627,000)     5,120,000     2,852,000
                                       ------------     ----------    ----------
                                        (31,782,000)    11,934,000     7,517,000
                                       ------------     ----------    ----------
          Total ...................    $(30,182,000)    25,243,000     7,982,000
                                       ============     ==========    ==========

      Current and deferred taxes payable were comprised of the following at June 30, 1999 and 1998:

                                                            JUNE 30,
                                                  -----------------------------
                                                      1999              1998
                                                  ------------     ------------
Current taxes payable (receivable):
  Federal ....................................    $         --        3,190,000
  State ......................................      (1,737,000)        (967,000)
                                                  ------------     ------------
                                                    (1,737,000)       2,223,000
Deferred taxes payable:
  Federal ....................................       7,819,000       26,442,000
  State ......................................              --        4,505,000
                                                  ------------     ------------
                                                     7,819,000       30,947,000
                                                  ------------     ------------
          Total ..............................    $  6,082,000       33,170,000
                                                  ============     ============

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following at June 30, 1999 and 1998:

                                                           JUNE 30,
                                                 ---------------------------
                                                     1999           1998
                                                 ------------   ------------
Deferred tax liabilities:
  Interest-only strips ......................... $         --     27,754,000
  Mark-to-market ...............................    5,960,000      5,960,000
  Mortgage servicing rights ....................    8,416,000     13,317,000
  Other, net ...................................           --      1,351,000
                                                 ------------   ------------
      Total gross deferred tax liabilities .....   14,376,000     48,382,000
                                                 ------------   ------------
Deferred tax assets:
  Interest-only strips .........................  (53,367,000)            --
  State taxes ..................................   (5,033,000)    (5,033,000)
  Allowance for doubtful accounts ..............  (10,073,000)    (3,195,000)
  Net operating loss carry forward .............  (19,272,000)    (4,969,000)
  Other ........................................   (5,986,000)    (4,238,000)
                                                 ------------   ------------
      Total gross deferred tax assets ..........  (93,731,000)   (17,435,000)
Tax valuation allowance ........................   87,174,000             --
                                                 ------------   ------------
Net deferred tax liabilities ................... $  7,819,000     30,947,000
                                                 ============   ============

     The estimated effective tax rates for the years ended June 30, 1999, 1998 and 1997 were as follows:

                                                  1999
                            -------------------------------------------------
                                              TAX AFFECTED       EFFECTIVE
                               PERMANENT        PERMANENT         TAX RATE
                              DIFFERENCES      DIFFERENCES      CALCULATION
                            --------------   -------------     --------------
Tax benefit ................                                   $ (30,182,000)
Loss before income taxes ...                                    (278,149,000)
Effective tax rate .........                                           (10.9)%
                                                               =============
Federal statutory rate .....                                           (35.0)%
State pre-tax after
  permanent difference......   $       --      (21,142,000)             (7.6)
Disallowed compensation ....    3,000,000        1,050,000                .4
Tax valuation allowance ....           --       87,174,000              31.3
Other, net .................      253,000           89,000                --
                                                               -------------
                                                                       (10.9)%
                                                               =============

                                                 1998
                            ------------------------------------------------
                                              TAX AFFECTED        EFFECTIVE
                             PERMANENT          PERMANENT         TAX RATE
                            DIFFERENCES        DIFFERENCES       CALCULATION
                            -----------       ------------       -----------
Tax provision...............                                     $25,243,000
Income before income taxes..                                      52,806,000
Effective tax rate..........                                            47.8%
                                                                 ===========
Federal statutory rate......                                            35.0%
State pre-tax after
  permanent difference...... $8,369,000          5,439,000              10.3
Disallowed compensation ....  3,398,000          1,189,300               2.3
Other, net .................    253,940            132,250               0.2
                                                                 -----------
                                                                        47.8%
                                                                 ===========

                                                                                          1997
                                                                   --------------------------------------------------
                                                                                      TAX AFFECTED         EFFECTIVE
                                                                    PERMANENT           PERMANENT           TAX RATE
                                                                   DIFFERENCES         DIFFERENCES        CALCULATION
                                                                   -----------        ------------        -----------
Tax benefit ................................................                                               $7,982,000
Income before income taxes .................................                                                9,460,000
Effective tax rate .........................................                                                     84.4%
                                                                                                           ==========
Federal statutory rate .....................................                                                     35.0%
State pre-tax after permanent difference ...................        36,558,000          2,654,000                28.1
Pooling of interests .......................................         5,156,000          1,805,000                19.1
Stock options ..............................................        (2,227,000)          (779,000)               (8.4)
Other, net .................................................         2,872,000          1,005,000                10.6
                                                                                                           ----------
                                                                                                                 84.4%
                                                                                                           ==========

      The income tax refund receivable of $1.7 million was received subsequent to June 30, 1999.

      The investment in the Company by Capital Z Financial Services Fund, II, L.P., a Bermuda limited partnership ("Capital Z"), results in a change of control for income tax purposes thereby potentially limiting the Company's ability to utilize net operating loss carryforwards and certain other future deductions.

      The Company's residual interest in real estate mortgage investment conduits ("REMIC") creates excess inclusion income for tax purposes which may give rise to a current income tax payable. Available loss carry-forwards and operating losses may not reduce taxable income below excess inclusion income earned from the REMIC.

NOTE 13. COMMITMENTS AND CONTINGENCIES

      The Company leases office space under operating leases expiring at various dates through February 2012. In addition, in February 1996, the Company entered into an operating lease for an airplane, which expires February 2006. Total rent expense related to operating leases amounted to $11 million, $9.1 million and $5.3 million, for the years ended June 30, 1999, 1998 and 1997, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined).

      At June 30, 1999, future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year are as follows:

2000.........................................   $ 9,445,000
2001.........................................     7,963,000
2002.........................................     6,724,000
2003.........................................     5,996,000
2004                                              4,489,000
Thereafter...................................    30,869,000
                                                -----------
                                                $65,486,000
                                                ===========

      During the fourth fiscal quarter of 1999, the Company entered into a new mandatory forward commitment to sell loans. Terms of the new forward commitment, which expires on May 16, 2000, include provisions for the Company to sell a minimum of $500 million and a maximum of $1.50 billion of loans to the purchaser on a servicing released basis. At June 30, 1999, the Company had fulfilled approximately $80 million of loans held for sale under this commitment.

LITIGATION

      In the ordinary course of its business, the Company is subject to various claims made against it by borrowers, private investors and others arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees and officers of the Company, incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any currently asserted claims or legal action is not likely to be material to the Company's consolidated financial position or results of operations; however, any claims asserted in the future may result in expenses which could have a material adverse effect on the Company's consolidated financial position and results of operations.

EMPLOYMENT AND SEVERANCE AGREEMENTS

      On May 13, 1999, the Company's chief executive officer resigned. At June 30, 1999, the Company had agreed in principle to the terms of a severance and consulting arrangement pursuant to which the former officer will receive $600,000, a corporate owned automobile and be granted 774,049 shares under the Aames Financial Corporation 2000 Stock Option Plan, which remains subject to the approval by the Company's stockholders.

      At June 30, 1999, the president of the Company had an employment agreement with the Company expiring in February, 2004, which provides for a $600,000 annual base salary and (i) a calendar 1999 guaranteed cash bonus to be paid in the amount of $540,000 in the form of a recourse loan which shall be forgiven and deemed paid in full so long as the president remains employed by the Company through the first anniversary date of the agreement (ii) supplemental cash bonuses subject to Board of Directors' determination of the Company's satisfactory completion of a program of cost reductions (iii) cash bonuses after the 1999 calendar year of up to $600,000; or in excess of 100% of annual base salary for extraordinary performance subject to Board of Directors' approval and the achievement of nonfinancial goals as established by the Board of Directors
(iv) a loan in the amount of $1.7 million to be used to purchase shares of Series C Convertible Preferred Stock which shall be deemed nonrecourse provided that the president remains employed by the Company through the first anniversary date of the agreement. In addition to benefits provided to other employees, the agreement provides the president with excess standard life insurance, medical and dental benefits for himself and his family and long-term disability benefits. Further under the agreement, the Company will grant an option to the president to purchase 3,214,642 shares of the Company's common stock pursuant to the Aames Financial Corporation Stock Option Plan, which remains subject to the approval of the Company's stockholders. In the event of termination (as defined in the agreement), the Company will be obligated to pay severance in a declining amount over the anniversary dates of the agreement, subject to offset for amounts owed to the Company by the president and for any salary earned by the president from other employers. The agreement also limits the amount of Company stock that the president may sell, assign or otherwise transfer while employed by the Company.

      During the year ended June 30, 1999 and as a means to induce the president to enter into the agreement outlined in general terms above, the Company paid the president a bonus of approximately $1.5 million, the receipt of which the president had deferred since June, 1998.

      Certain other members of management had employment or severance agreements which provided for enhanced severance and other benefits upon a change in control, as defined in the agreements.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosures of the estimated fair value of financial instruments as of June 30, 1999 and 1998 are made by the Company using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

      The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                     JUNE 30, 1999                           JUNE 30, 1998
                                                               -----------------------------        --------------------------------
                                                                 CARRYING       ESTIMATED             CARRYING           ESTIMATED
                                                                  AMOUNT        FAIR VALUE             AMOUNT            FAIR VALUE
                                                               ------------     ------------        ------------        ------------
BALANCE SHEET:
Cash and cash equivalents ..................................   $ 20,764,000       20,764,000          12,322,000          12,322,000
Loans held for sale ........................................    559,869,000      576,178,000         198,202,000         208,112,000
Accounts receivable ........................................     56,964,000       56,964,000          51,072,000          51,072,000
Interest-only strips, at estimated fair market value .......    332,327,000      332,327,000         490,542,000         490,542,000
Mortgage servicing rights, net .............................     20,928,000       20,928,000          32,090,000          32,090,000
Borrowings .................................................    281,220,000      171,888,000         286,990,000         246,938,000
Revolving warehouse and repurchase facilities ..............    535,997,000      535,997,000         141,012,000         141,012,000

OFF BALANCE SHEET:
Hedge position notional amount outstanding .................             --               --         250,000,000         248,455,000

      The fair value estimates as of June 30, 1999 and 1998 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

      The following describes the methods and assumptions used by the Company in estimating fair values:

      - Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

      - Loans held for sale are based on current investor yield requirements.

      - Accounts receivable are short term in nature, therefore the carrying value approximates fair value.

      - Interest-only strips and mortgage servicing rights are based on the present value of expected future cash flows using assumptions based on Company-specific and industry information as well as the Company's historical experience.

      - Borrowings are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

      - Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and therefore, are based on the carrying amount which is a reasonable estimate of fair value.

      -     Hedge positions are based on quoted market prices.

NOTE 15. EMPLOYEE BENEFIT PLANS

401(k) RETIREMENT SAVINGS PLAN

      The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees' elected salary deferrals. Employer contributions are determined at the beginning of the plan year at the option of the employer. There was no contribution to the Plan by the Company during the year ended June 30, 1999. During the years ended June 30, 1998 and 1997, the Company's contributions to the plan aggregated $549,000 and $432,000, respectively.

DEFERRED COMPENSATION PLAN

      During the year ended June 30, 1999, the Company terminated the Deferred Compensation Plan which had been implemented in April 1997. During the year ended June 30, 1998, the Company made $203,700 of discretionary contributions to the plan.

STOCK BASED COMPENSATION

      The Company's Board of Directors adopted the Aames Financial Corporation Stock Option Plan (the "1999 Plan") as of February 10, 1999, as amended. The 1999 Plan remains subject to the approval of the stockholders. If approved, the 1999 Plan will supercede the Company's 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. The 1999 Plan provides for the issuance of options to purchase shares of the Company's common stock to officers, key executives and consultants of the Company. Subject to adjustment for stock splits, stock dividends and other similar events, shares reserved for issuance under the 1999 Plan shall be 14,612,000 shares.

      At June 30, 1999, the Company has reserved 5,450,000 shares of the common stock for issuance under its 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 NonQualified Stock Option Plan. Under these plans, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The exercise price is based on the closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. The Company has also granted options outside of these plans, on terms established by the Compensation Committee. A summary of the Company's stock option plans and arrangements as of June 30, 1999, 1998 and 1997 and changes during the years then ended are as follows:

                                                          OPTION         OPTION
                                                          SHARES       PRICE RANGE
                                                         ---------     ------------
1999
Outstanding at beginning of year.....................    4,570,669     $ 0.19-29.70
Granted..............................................      911,680            13.38
Exercised............................................      (53,266)       3.89-7.94
Forfeited............................................     (403,585)      3.04-29.67
                                                         ---------     ------------
Outstanding at end of year...........................    5,025,498     $ 0.19-29.60
                                                         =========     ============
1998
Outstanding at beginning of year.....................    4,182,491     $ 0.19-29.70
Granted..............................................    1,084,091      11.81-19.94
Exercised............................................     (419,414)      3.33-13.63
Forfeited............................................     (276,499)      0.20-28.92
                                                         ---------     ------------
Outstanding at end of year...........................    4,570,669     $ 0.19-29.70
                                                         =========     ============
1997
Outstanding at beginning of year ....................    2,940,722     $ 0.19-18.61
Granted .............................................    1,647,733      12.00-29.70
Exercised ...........................................     (325,049)      3.33-11.50
Forfeited ...........................................      (80,915)      3.89-28.92
                                                         ---------     ------------
Outstanding at end of year ..........................    4,182,491     $ 0.19-29.70
                                                         =========     ============

      The number of options exercisable at June 30, 1999 and 1998, was 2,997,329 and 2,324,755, respectively. The weighted-average fair value of options granted during 1999 and 1998 was $7.99 and $6.30, respectively.

     The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by SFAS 123, the Company's net income
(loss) and earnings (loss) per share would have been reflected to the pro forma amounts indicated below:

                                                                    JUNE 30,
                                                ------------------------------------------------
                                                    1999               1998             1997
                                                -------------     -------------    -------------
Net income (loss):
  As reported ..............................    $(247,967,000)       27,563,000        1,478,000
  Pro forma ................................     (249,552,000)       26,511,000       (2,437,000)
Basic earnings (loss) per share:
  As reported ..............................            (8.00)             0.97             0.06
  Pro forma ................................            (8.05)             0.93            (0.09)
Diluted earnings (loss) per share:
  As reported ..............................            (8.00)             0.87             0.05
  Pro forma ................................            (8.05)             0.84            (0.09)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       JUNE 30,
                                                ----------------------
                                                  1999           1998
                                                ---------      -------
Dividend yield...............................        0.00%        1.20%
Expected volatility..........................       70.00        54.76
Risk-free interest rate......................        5.47         5.78
Expected life of option......................   4.5 years      5 years

NOTE 16. STOCKHOLDERS' EQUITY

      During the year ended June 30, 1999, the Company received $76.5 million in new capital from Capital Z (through a partnership majority-owned by Capital Z), certain designees of Capital Z and Cary H. Thompson pursuant to his Management Investment Agreement with the Company. The investment was made on February 10, 1999 (the "Initial Closing") at which time the Company issued 26,704 shares of Series B Convertible Preferred Stock and 50,046 shares of Series C Convertible Preferred Stock for $1,000 per share. Net proceeds to the Company, after issuance expenses, were $67.4 million.

      On August 3, 1999, the Company received $25 million in additional capital from Capital Z, through a partnership majority-owned by Capital Z, (the "Additional Investment") at which time the Company issued 25,000 additional shares of Series C Convertible Preferred Stock for $1,000 per share. Net proceeds to the Company, after issuance expenses, were $24.8 million. The Additional Investment is reflected in accounts receivable and stockholders' equity in the accompanying consolidated balance sheet at June 30, 1999, pursuant to the FASB's Emerging Issues Task Force ("EITF") Issue No. 85-1. EITF 85-1 provides guidance on recording capital proceeds as an asset if a binding agreement exists at the balance sheet date requiring that the capital be infused; and, if such capital is realized in cash prior to the issuance of the financial statements.

      The Company's Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock rank senior in right to dividends and liquidation to all classes of the Company's common and preferred stock. The Series C Convertible Preferred Stock does not have the right to vote for directors.

      The Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock accrue and accumulate dividends at a rate of 6.5%. The Company has the option to accrue but not pay the dividends for the first two years after their issuance. If the Company's stockholders do not adopt certain amendments to the Company's Certificate of Incorporation before the earlier of September 30, 1999 or September 13, 1999, the date of the scheduled stockholders' meeting (if, in the latter case, any of the proposed amendments to the Certificate of Incorporation is defeated at the meeting), the dividend rate on the Series B and Series C Convertible Preferred Stock held by Capital Z will increase from 6.5% to 15% per annum and Capital Z will be able to exercise a warrant to purchase up to 3,000,000 additional shares of common stock at an exercise price of $1.00 per share. Commencing on the earlier of (i) the 10th anniversary of the date on which the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock were first issued and (ii) the date on which fewer than 25% of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock issued on the first date of issuance remain outstanding, the Company may, at its option, redeem all outstanding shares of the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock. Borrowing agreements and revolving warehouse and repurchase agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default. In addition, the Company's indentures relating to its 10.5% Senior Notes due 2003 place certain restrictions on the payment of dividends and the encumbrance of additional indebtedness based on the Company's net worth. Under the most restrictive of these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

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

      On April 27, 1998, the Company issued 2.78 million shares of its common stock, or 9.9% of the Company's outstanding shares, to private entities controlled by Ronald Perelman and Gerald Ford, at a purchase price of $13.7625 per share, or approximately $38 million. As part of the agreement, the Company also issued warrants to these entities to purchase an aggregate additional 9.9% of the Company's stock at an exercise price of $7.67 (as adjusted), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in April 2001.

      The following table reconciles basic earnings (loss) per share to diluted
(loss) earnings per share for the years ended June 30, 1999, 1998 and 1997 (dollars and share data in thousands, except earnings per share):

                                                                 YEAR ENDED JUNE 30,
                                                         -----------------------------------
                                                            1999          1998        1997
                                                         ----------     --------    --------
Basic weighted average number of shares .............        31,000       28,548      26,400
Add: options ........................................            --        1,094       1,971
Add: convertible shares .............................            --        6,107          --
                                                         ----------     --------    --------
Diluted shares ......................................        31,000       35,749      28,371
                                                         ==========     ========    ========
Basic net income (loss) .............................    $ (247,967)      27,563       1,478
Interest on convertible subordinated debentures .....            --        3,645          --
                                                         ----------     --------    --------
Diluted net income (loss) ...........................    $ (247,967)    $ 31,208    $  1,478
                                                         ==========     ========    ========
Earnings (loss) per share:

Basic ...............................................    $    (8.00)        0.97        0.06
Diluted .............................................    $    (8.00)        0.87        0.05

NOTE 17. TRANSACTIONS INVOLVING DIRECTORS, OFFICERS AND AFFILIATES

      On January 26, 1998, the Board of Directors approved the Executive and Director Loan Program under which directors and executive officers of the Company were entitled to obtain a mortgage loan from the Company at the Company's cost of funds (plus 25 basis points) as determined by an approved, independent investment banking firm. The Executive and Director Loan Program was terminated in June 1999. All loans made under the Executive and Director Loan Program were fixed rate, fully amortized, 15- or 30-year loans with no prepayment penalties and were underwritten to the Company's underwriting guidelines in effect at the time of the loan. Participants in this program were not charged any loan fees except for those fees or costs charged by third parties. During the years ended June 30, 1999 and 1998, the Company originated $7.5 million and $8.3 million of loans to directors, officers and persons related to affiliates, respectively. Included in loans held for sale at June 30, 1999 and 1998 in the accompanying consolidated balance sheet are loans to directors, officers and affiliates of $1.6 million and $7.8 million, respectively. All loans originated under the Executive and Director Loan Program are intended for sale.

       During the year ended June 30, 1999, the Company incurred management fees and out-of-pocket expenses in the amount of $1.2 million relating to advisory services rendered by Equifin Capital Partners, LLC ("Equifin"), an affiliate of Capital Z.

         In connection with the Initial Closing, the Company paid a transaction fee and a commitment fee of $1.0 million and $2.0 million, respectively, to Capital Z, and paid a $250,000 transaction fee to Equifin. The transaction fees were deducted from capital proceeds received. The Company also reimbursed Capital Z $262,000 for out-of-pocket expenses.

         From time to time certain officers, directors and employees of the Company, as well as members of their immediate families, acted as private investors in loan transactions originated by the Company. All such loans were originated on terms and conditions which were no more favorable than loans originated by the Company for other nonaffiliated private investors except that such persons received 75% of any prepayment fees collected by the Company on such loans. The Company discontinued its private investor program in August 1997.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of unaudited quarterly operating results for the years ended June 30, 1999 and 1998 follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED,
                                                 -----------------------------------------------------
                                                 SEPT. 30        DEC. 31       MAR. 31        JUNE 30
                                                 --------       --------       --------       --------
1999
Revenue ...................................      $ 57,761       (154,423)        36,814         43,695
Income (loss) before income taxes .........        (3,233)      (208,076)       (52,153)       (14,687)
Net income (loss) .........................        (2,156)      (195,745)       (35,979)       (14,087)
Earnings (loss) per share - diluted .......         (0.07)         (6.31)         (1.16)         (0.46)

1998
Revenue ...................................      $ 64,499         70,341         59,538         72,111
Income before income taxes ................        18,760         17,840          3,937         12,269
Net income ................................         9,933          9,170          2,018          6,442
Earnings per share -- diluted .............          0.31           0.29           0.07           0.20

NOTE 19. FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

SECURITIZATIONS -- HEDGING INTEREST RATE RISK

      The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as twelve months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market interest rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. Historically, the Company mitigated this exposure through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization. With respect to the Company's securitizations, gain on sale included hedge losses of $13.5 million, $1.3 million and $3.0 million in fiscal 1999, 1998 and 1997, respectively. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

      At June 30, 1999, the Company did not have any hedge transactions in place and no gains or losses were deferred.

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

                                  EXHIBIT INDEX

        2.1        Agreement and Plan of Reorganization, dated as of August 12,
                   1996, as amended by Amendment No. 1, dated August 28, 1996 by and among Registrant, Aames Acquisition Corporation, One Stop
                   Mortgage, Inc. and Neil B. Kornswiet(13)

        3.1        Certificate of Incorporation of Registrant, as amended

        3.2        Bylaws of Registrant, as amended

        4.1        Specimen certificate evidencing Common Stock of
                   Registrant(14)

        4.2(a)     Rights Agreement, dated as of June 21, 1996 between
                   Registrant and Wells Fargo Bank, as rights agent(4)

        4.2(b)     Amendment to Rights Agreement, dated as of April 27, 1998(17)

        4.2(c)     Amendment to Rights Agreement, dated as of December 23,
                   1998(22)

        4.3 Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's
                   5.5% Convertible Subordinated Debentures due 2006(7)

        4.4(a) First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003(11)

        4.4(b) Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003(21)

       10.1        Form of Director and Officer Indemnification Agreement(14)

       10.2(a)     Second Amended and Restated Employment, dated as of May 8,
                   1997, between Registrant and Cary H. Thompson(14)

       10.2(b)     Stock Option Agreement between Registrant and Cary H.
                   Thompson(10)

       10.2(c)     Amendment No. 1, dated as of August 26, 1998, to Exhibit
                   10.2(a)(19)

       10.3(a)     Employment Agreement, dated as of August 28, 1996, between
                   Registrant and Neil Kornswiet(14)

       10.3(b)     Amendment No. 1, dated as of June 1, 1997, to Exhibit
                   10.3(a)(14)

       10.3(c)     Amended and Restated Employment Agreement, dated as of August
                   26, 1998, between Registrant and Neil B. Kornswiet(19)

       10.4        Employment Agreement, dated as of May 12, 1997, between the
                   Registrant and David A. Sklar

       10.5        Second Amended and Restated Employment Agreement, dated as of
                   June 1, 1997, between Registrant and Barbara Polsky(14)

       10.6(a)     Employment Agreement, dated as of June 1, 1997, between
                   Registrant and Mark Costello(14)

       10.6(b)     Performance Bonus Plan for Mark Costello(20)

       10.7        1991 Stock Incentive Plan, as amended(2)

       10.8        1995 Stock Incentive Plan(10)

       10.9(a)     1996 Stock Incentive Plan(12)

       10.9(b)     Amendment No. 1 to Exhibit 10.9(a)(14)

       10.10       1997 Stock Option Plan(15)

       10.11 1997 Non-Qualified Stock Option Plan (amended and restated effective May 22, 1998)(15)

       10.12       Office Lease, dated as of September 15, 1998, between
                   Colonnade Wilshire Corp. and the Registrant, for the premises located at 3731 Wilshire Boulevard, Los Angeles, California.

       10.13(a)    Office Building Lease, dated as of August 7, 1996, between
                   Registrant and California Plaza IIA, LLC, for the premises located at 350 S. Grand Avenue, Los Angeles, California(14)

       10.13(b)    First Amendment, dated as of August 15, 1997, to Exhibit
                   10.13(a)(14)

       10.14(a)    Indenture of Trust, dated February 1, 1995, between
                   Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002(5)

       10.14(b)    Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 10.14(a)(6)

       10.15       Reserved

       10.16       Reserved

       10.17       Reserved

       10.18(a)    Aircraft Lease Agreement, dated as of March 8, 1996, between
                   C.I.T. Leasing Corporation and Oxford Aviation Corporation,
                   Inc., Registrant's wholly owned subsidiary(7)

       10.18(b) Corporate Guaranty Agreement, dated as of March 8, 1996, between Registrant and C.I.T. Leasing Corporation, with respect to Exhibit 10.19(a)(7)

       10.19       Management Voting Agreement between Registrant, Cary H.
                   Thompson and Neil B. Kornswiet, dated as of February 10,
                   1999(21)

       10.20       Variable Deferred Compensation Plan(14)

       10.21(a)    Employment Agreement between Registrant and Cary H.
                   Thompson(21)

       10.21(b)    Amendment No. 1, dated as of December 23, 1998, to Exhibit
                   10.21(a)(21)

       10.22       Management Investment Agreement, dated as of February 10,
                   1999, between Registrant and Cary H. Thompson(21)

       10.23       Employment Agreement between Registrant and Neil B.
                   Kornswiet(21)

       10.24       Management Investment Agreement, dated as of February 10,
                   1999, between Registrant and Neil B Kornswiet(21)

       10.25(a)    Preferred Stock Purchase Agreement, dated as of December 23,
                   1998, between Registrant and Capital Z Financial Services
                   Fund II, L.P.(22)

       10.25(b)    Amendment No. 1 to Exhibit 10.25(a)(21)

       10.25(c)    Amendment No. 2 to Exhibit 10.25(a)

       10.25(d)    Amendment No. 3 to Exhibit 10.25(a)

       10.25(e)    Amendment No. 4 to Exhibit 10.25(a)

       10.26(a)    Amended and Restated Master Repurchase Agreement Governing
                   Purchase and Sales of Mortgage Loans, dated as of February
                   10, 1999, between Aames Capital Corporation, Registrant's wholly owned subsidiary ("ACC") and Lehman Commercial Paper, Inc.(25)

       10.26(b)    Amendment, dated as of June 30, 1999, to Exhibit 10.26(a)

       10.26(c)    Second Amendment, dated as of June 30, 1999, to Exhibit
                   10.26(a)

       10.26(d)    Guaranty, dated as of March 8, 1996, between Registrant and
                   Lehman Commercial Paper, Inc., with respect to Exhibit
                   10.26(a)(25)

       10.27(a)    Master Loan and Security Agreement, dated as of February 10,
                   1999, between ACC and Greenwich Capital Financial Products,
                   Inc.(25)

       10.27(b)    Amendment No. 1, dated as of June 10, 1999, to Exhibit 10.27

       10.27(c)    Amendment No. 2, dated as of June 30, 1999, to Exhibit
                   10.28(a)

       10.27(d) Guaranty, dated as of February 10, 1999, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.28(a)(25)

       10.27(e)    Amendment No. 1, dated as of June 30, 1999, to Exhibit
                   10.28(d)

       10.28(a) Master Repurchase Agreement, dated as of April 8, 1999, between ACC and NationsBank, N.A.(25)

       10.28(b)    Guaranty, dated as of April 8, 1999, between Registrant and
                   NationsBank, N.A., with respect to Exhibit 10.28(a)(25)

       10.28(c)    First Amendment, dated as of June 30, 1999, to Exhibit
                   10.28(a) and Exhibit 10.28(b)

       10.29       Agreement for Management Advisory Services, dated as of
                   February 10, 1999 between Registrant and Equifin Capital
                   Management, LLC(25)

       10.30       Historical Advance Purchase Agreement, dated as of June 10,
                   1999, between ACC and Steamboat Financial Partnership I, L.P.

       10.31       Historical Advance Purchase Agreement, dated as of June 17,
                   1999, between ACC and Steamboat Financial Partnership I, L.P.

       10.32       Limited Partnership Agreement of Steamboat Financial
                   Partnership I, L.P., dated as of June 10, 1999, between
                   Random Properties Acquisition Corp. IV, ACC and Greenwich
                   Capital Derivatives, Inc.

       10.33       Reserved

       10.34       Delinquency Advance Purchase Agreement, dated as of May 13,
                   1999, between ACC and Fairbanks Capital Corp.

       10.35 Sub-Servicing Agreement 1997-1, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp.

       10.36 Sub-Servicing Agreement 1996-D, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp.

       11          Computation of Per Share Earnings (Loss)

       21          Subsidiaries of the Registrant

       23.1        Consent of Ernst & Young LLP

       23.2        Consent of PricewaterhouseCoopers LLP

       27          Financial Data Schedule

----------

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

(11) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

12) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated January 6, 1997.

(13) Incorporated by reference from Registrant's Current Report on Form 8-K dated September 11, 1996.

(14) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(15) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated July 24, 1998.

(16) Incorporated by reference from Registrant's Current Report on Form 8-K dated April 27, 1998.

(17) Incorporated by reference from Registrant's Registration Statement on Form 8-A/A dated April 27, 1998.

(18) Incorporated by reference from Registrant's Current Report on Form 8-K dated March 25, 1998.

(19) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(20) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

(21) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(22) Incorporated by reference from Registrant's Current Report on Form 8-K dated December 31, 1998.

(23) Incorporated herein by reference to the Form of Warrant to Purchase Common Stock of the Registrant, filed as Exhibit C to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

(24) Incorporated herein by reference to the Form of Contingent Warrant to Purchase Common Stock of the Registrant, filed as Exhibit E to Exhibit
      10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

(25) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.