Form 10-K/A
period 1999-06-30
AAMES FINANCIAL CORP/DE
filed 1999-10-28
CIK 879957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                      SERIES C CONVERTIBLE PREFERRED STOCK
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At October 12, 1999, there were outstanding 31,016,964 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($.75 per share) of the Registrant's Common Stock on the New York Stock Exchange was $29,131,204. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           Aames Financial Corporation
                              Index to Form 10-K/A


Aames Financial Corporation (the "Company") hereby amends the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission (the "SEC") on September 3, 1999 for the purpose of adding Items 10, 11, 12 and 13.


Item No.                                                                          Page No.
--------                                                                          --------
             Part III

    10       Directors and Executive Officers of the Registrant                     3
    11       Executive Compensation                                                 6
    12       Security Ownership of Certain Beneficial Owners and Management        15
    13       Certain Relationships and Related Transactions                        18

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

         The following table sets forth certain information with respect to the nominees, continuing directors and executive officers of the Company as of October 28, 1999:

                                                                                          YEAR TERM
NAME                                 AGE          POSITION                                 EXPIRES
----                                ----          --------                               ---------
DIRECTORS:
George W. Coombe, Jr.(1)(2)          74           Director                                  2000
Steven M. Gluckstern                 48           Chairman of the Board                     1999
Neil B. Kornswiet                    42           President and Director                    2000
Adam M. Mizel                        29           Director                                  1999
Eric C. Rahe                         30           Director                                  2001
Mani A. Sadeghi                      36           Director                                  1999
David A. Spuria                      39           Director                                  1999
Georges C. St. Laurent, Jr.          63           Director                                  1999
Cary H. Thompson                     43           Director                                  1999


OTHER EXECUTIVE OFFICERS:
A. Jay Meyerson(2)                   52           Chief Executive Officer
David A. Sklar                       46           Executive Vice President -
                                                  Finance & Chief Financial
                                                  Officer (Chief Accounting Officer)

--------------

(1) Mr. Coombe resigned from the Board of Directors effective November 1, 1999.

(2) Mr. Meyerson was appointed as Chief Executive Officer of the Company effective October 25, 1999. The Board of Directors has appointed Mr. Meyerson to the Board, to replace Mr. Coombe, effective November 1, 1999.


         The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. There is no family relationship between any director and any executive officer of the Company.

         GEORGE W. COOMBE, JR. is a Senior Fellow at the Stanford Law School teaching International Commercial Arbitration. From 1990 to 1995, Mr. Coombe was a partner in the law firm of Graham & James and from 1975 to 1990, he was Executive Vice President and General Counsel of Bank of America. From 1968 to 1975, Mr. Coombe served as Assistant General Counsel and Corporate Secretary of General Motors Corporation. Mr. Coombe resigned from the Board of Directors of the Company effective November 1, 1999.

         STEVEN M. GLUCKSTERN was elected a Director and appointed Chairman of the Board of Directors of the Company in February, 1999. Mr. Gluckstern has served as a Chairman of the Board of Capital Z

Management, Inc. and Capital Z Partners, Ltd. since July 1998, as Chairman of Zurich Centre Group LLP since 1996 and as Chairman of Zurich Reinsurance (North America), Inc. since 1993.

         NEIL B. KORNSWIET was elected President in May 1997, and has served as a Director since September 1996. Mr. Kornswiet was appointed Co-Chairman of the Board in November 1997, a position he held until February 1999. Mr. Kornswiet founded One Stop Mortgage, Inc. ("One Stop") in August 1995 and was its Chairman, Chief Executive Officer and President from September 1995 through its acquisition by the Company in August 1996. Mr. Kornswiet was also named an Executive Vice President of the Company in September 1996 and President of the Company in May 1997. From 1992 to 1995, Mr. Kornswiet was President of Quality Mortgage, a privately held mortgage banking company.

         A. JAY MEYERSON was appointed Chief Executive Officer on October 25, 1999 and has been appointed to the Board of Directors effective November 1, 1999. Mr. Meyerson served as the chief executive and chairman of KeyBank USA, the national consumer finance business of KeyCorp from 1994 to 1997. From January 1999 to October 1999, Mr. Meyerson was a managing director at KPMG national financial services consulting practice.

         ADAM M. MIZEL was elected a Director in February 1999. Mr. Mizel has served as a Senior Vice President and Director of Capital Z Management, Inc. and Capital Z Partners, Ltd. since August 1998. From April 1994 through August 1998, Mr. Mizel served as Vice President and Managing Director at Zurich Centre Investments, Inc.

         ERIC C. RAHE was elected a Director in February 1999. Mr. Rahe has served as a Vice President of Capital Z Management, Inc. since August 1998. From August 1996 through July 1998, Mr. Rahe served as both an Associate and Vice President of Insurance Partners, a private equity fund focused on the insurance industry. From January 1994 through August 1996, Mr. Rahe was an Analyst and an Associate at the investment-banking firm of Donaldson, Lufkin & Jenrette Securities Corporation.

         MANI A. SADEGHI was elected a Director in February 1999 and was appointed Chief Executive Officer in May 1999 and served until October 25, 1999. Mr. Sadeghi has served as Chief Executive Officer of Equifin Capital Partners, LLC ("Equifin"), which provides private equity investment management and advisory services, since June 1998. Mr. Sadeghi has also served as Group President of AT&T Capital Corporation from September 1996 until February 1998, as Corporate Development Officer from September 1994 to September 1996 and as the Director of Strategic Planning and Business Development at GE Capital Corporation from July 1992 through September 1994.

         DAVID A. SPURIA was elected a Director in February 1999. Mr. Spuria has served as General Counsel of Capital Z Partners Ltd. and Capital Z Management, Inc. since July 1998. Mr. Spuria was a partner from January 1995 through July 1998 and an associate from March 1991 through December 1994 with the law firm of Weil, Gotshal & Manges, LLP.

         GEORGES C. ST. LAURENT, JR. has served as a Director of the Company since November 1997. Mr. St. Laurent, who held the position of Co-Chairman of the Board from November 1997 through February 1999, is the former Chairman of the Board and Chief Executive Officer of Western Bank, Oregon (1988 to 1997). Currently, Mr. St. Laurent is a principal in various real estate, agricultural and forestry related ventures and also serves as a director of Baxter International, Inc. and The Perkin Elmer Corporation.

         CARY H. THOMPSON is the Senior Managing Director of Bear Stearns & Co., Inc. and has served as a Director of the Company since January 1992 and Vice Chairman of the Board of Directors from May 1999 through July 1999. He was Chief Operating Officer of the Company from March 1996 until May 1997, and Chief Executive Officer of the Company from May 1997 until May 1999. From May 1994 until joining the Company, Mr. Thompson served as Managing Director-Head of United States Financial Institutions and Media Group for NatWest Markets.

         DAVID A. SKLAR joined the Company in May 1997 as Executive Vice President-Finance. In November 1997, he was named Executive Vice President-Finance and Chief Financial Officer. From December 1995 through May 1997, he was President of H.W. Electronics. Prior to that time Mr. Sklar was Executive Vice President and Chief Financial Officer of Imperial Bancorp and subsidiaries.


Compliance with Section 16(a)

         Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from the Company's reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended June 30, 1999, all relevant Section 16(a) filing requirements were complied with except that Mr. Kornswiet, the president and a director of the Company, filed one late report on Form 5 with respect to his gift of Common Stock during the 1999 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.


                           SUMMARY COMPENSATION TABLE

         The following table shows information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years or accrued within the current fiscal year as to the persons who served as Chief Executive Officer of the Company during the 1999 fiscal year and each of the other four most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the "Named Executive Officers"):


                                                                                                  LONG TERM
                                                 ANNUAL COMPENSATION                             COMPENSATION
                                  -------------------------------------------------------------  ------------
NAME AND                            FISCAL                                       OTHER ANNUAL    STOCK OPTION     ALL OTHER
PRINCIPAL POSITION                   YEAR           SALARY          BONUS       COMPENSATION(1)     AWARDS       COMPENSATION
------------------                ----------      ----------      ----------    ---------------  ------------    ------------
Neil B. Kornswiet                    1999         $  800,000      $  540,000(3)           --         100,000      $       --
  President(2)                       1998            900,000       5,297,449              --              --      $   40,800(4)
                                     1997            666,042       4,408,863              --         555,000             N/A

Cary H. Thompson                     1999         $  800,000      $       --              --              --      $       --
 Vice Chairman and Former            1998            900,000              --              --              --      $    4,800(6)
  Chief Executive Officer(5)         1997            634,805       1,073,339              --              --             N/A

Barbara S. Polsky                    1999         $  290,000      $  200,000              --          35,000      $       --
Executive Vice President,            1998            300,000         244,000              --          60,000      $   13,000(8)
  General Counsel and                1997             35,538              --              --          56,350             N/A
   Secretary(7)

David A. Sklar                       1999         $  241,667      $  100,000              --          20,000      $       --
  Executive Vice President           1998            242,462              --              --              --      $   10,000(10)
  Chief Financial Officer(9)         1997             42,639              --              --              --             N/A

Mani A. Sadeghi                      1999         $       --      $       --              --              --             N/A
   Chief Executive                   1998                N/A             N/A             N/A             N/A             N/A
   Officer(11)                       1997                N/A             N/A             N/A             N/A             N/A

----------

(1) The aggregate amount of all perquisites and personal benefits received by each of the Named Executive Officers in each of fiscal years 1997, 1998 and 1999 was not in excess of $50,000 or 10% of the total of annual salary and bonus reported for such Named Executive Officer.

(2)  Mr. Kornswiet joined the Company in August 1996.

(3) Consists of a guaranteed cash bonus for calendar year 1999 in the amount of $540,000 in the form of a recourse loan which will be forgiven and deemed paid in full so long as Mr. Kornswiet remains employed by the Company through February 10, 2000 or, if less than one year, through the date his employment is terminated by death, disability, by Mr. Kornswiet for "Good Reason" (as defined in his employment agreement) or by the Company without "Cause" (as defined in his employment agreement).

(4) Consists of $36,000 in employer contributions to the Company's Deferred Compensation Plan (which has since been terminated) and $4,800 in employer contributions to the Company's Section 401(k) plan.

(5) Mr. Thompson joined the Company in March 1996 and served as Chief Executive Officer from May 1997 to May 1999, prior to which time he served as Chief Operating Officer. Mr. Thompson resigned as Chief Executive Officer in May 1999 and as Vice Chairman in July 1999 and remains a member of the Board of Directors.

(6)  Consists of employer contributions to the Company's Section 401(k) plan.

(7)  Ms. Polsky joined the Company in May 1996 and resigned in October 1999.

(8) Consists of $8,200 in employer contributions to the Company's Deferred Compensation Plan (which has since been terminated) and $4,800 in employer contributions to the Company's Section 401(k) plan.

(9)  Mr. Sklar joined the Company in May 1997.

(10) Consists of $10,000 in employer contributions to the Company's Deferred Compensation Plan (which has since been terminated).

(11) Mr. Sadeghi, who served as the Company's Chief Executive Officer of the Company from May 13, 1999 through October 25, 1999, is an employee of Equifin Capital Partners, LLC ("Equifin"). Mr. Sadeghi did not receive compensation for his services as Chief Executive Officer of the Company, however the Company agreed to increase Equifin's quarterly management advisory fee of $250,000 by an additional $250,000 per quarter pro-rated for the time that Mr. Sadeghi served as Chief Executive Officer.

The following table sets forth certain information regarding grants of stock options made during the fiscal year ended June 30, 1999 to the Named Executive
Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                      INDIVIDUAL GRANTS                                             VALUE AT ASSUMED
                           NUMBER OF      PERCENT OF                                               ANNUAL RATES OF STOCK
                            SHARES      TOTAL OPTIONS      EXERCISE                               PRICE APPRECIATION FOR
                          UNDERLYING      GRANTED TO        OR BASE                                   OPTION TERM (1)
                           OPTIONS      EMPLOYEES IN       PRICE PER        EXPIRATION        -----------------------------
NAME                      GRANTED(2)    FISCAL YEAR(3)     SHARE (4)           DATE               5%                 10%
----                      ----------  ------------------   ----------      -------------      ----------         ----------
Neil B. Kornswiet(5)         100,000           10.97%      $   13.375         07/01/2008      $  841,147         $2,131,631
Cary H. Thompson(6)               --              --               --                 --              --                 --
Barbara S. Polsky(7)          35,000            3.84%      $   13.375         07/01/2008(7)   $  294,401(7)      $  746,071(7)
Mani A. Sadeghi(8)                --              --               --                 --              --                 --
David A. Sklar (5)            20,000            2.19%      $   13.375         07/01/2008      $  168,311         $  426,326

(1) The potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to the applicable requirements of the SEC and do not represent a forecast of the future appreciation of the Company's Common Stock.

(2) All of the options set forth in this chart were granted for a term of 10 years.

(3) Options covering an aggregate of 911,500 shares were granted to eligible employees during the fiscal year ended June 30, 1999.

(4) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing price reported on the NYSE on the last trading day prior to the date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(5) The options granted become exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant until fully vested.

(6) On May 13, 1999, Mr. Thompson resigned as the Chief Executive Officer of the Company.

(7) All of Ms. Polsky's options became exercisable on February 10, 1999 as a result of a change in control provision of her employment agreement with the Company. On October 7, 1999, Ms. Polsky resigned as the Executive Vice President, General Counsel and Secretary of the Company. As a result of her resignation, Ms. Polsky's vested options will expire on January 4, 2000.

(8) On October 25, 1998, Mr. Sadeghi resigned as the Chief Executive Officer of the Company.

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS

         The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during the fiscal year ended June 30, 1999 and the value of options held at fiscal year end:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES (1)

                                                                                           VALUE OF ALL
                                                                 NUMBER OF SHARES           UNEXERCISED
                                                               UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                                 OPTIONS AT FISCAL       OPTIONS AT FISCAL
                                                                      YEAR-END               YEAR-END(2)
                           SHARES ACQUIRED          VALUE           EXERCISABLE/            EXERCISABLE/
NAME                         ON EXERCISE          REALIZED         UNEXERCISABLE          UNEXERCISABLE
--------------------      -----------------      ----------    ----------------------   -----------------
Neil B. Kornswiet                        --            --         575,000/80,000              --/--
Cary Thompson                            --            --        1,260,177/360,123            --/--
Barbara S. Polsky(3)                     --            --           161,250/--                --/--
David A. Sklar                           --            --          79,000/66,000              --/--
Mani A. Sadeghi                          --            --              --/--                  --/--

(1) All amounts shown in this table have been adjusted to reflect the three-for-two split of the Common Stock effected on February 21, 1997.

(2) Based upon the last reported sale price of the Common Stock on the NYSE on June 30, 1999 ($1.31) less the option exercise price.

(3) All of Ms. Polsky's options became exercisable on February 10, 1999 as a result of a change in control provision of her employment agreement with the Company. On October 7, 1999, Ms. Polsky resigned as the Executive Vice President, General Counsel and Secretary of the Company. As a result of her resignation, Ms. Polsky's vested options will expire on January 4, 2000.


                            COMPENSATION OF DIRECTORS

         Each director who is not an officer of or otherwise employed by the Company as either an employee or a consultant is entitled to receive an annual retainer of $8,000, a fee of $2,000 for each regular or special Board meeting attended in person, $500 for each regular or special committee meeting attended in person or by telephone, and $1,000 for each regular or special Board meeting attended by telephone.


                              EMPLOYMENT AGREEMENTS

         A. Jay Meyerson was appointed by the Board of Directors as the Company's Chief Executive Officer as of October 25, 1999. The Company is finalizing the terms of Mr. Meyerson's employment agreement with the Company.

         The Company entered into an employment agreement with Cary H. Thompson, former Vice Chairman and Chief Executive Officer of the Company, in March 1996, as amended (the "Original Thompson Employment Agreement") pursuant to which Mr. Thompson was employed as Chief Executive Officer at a base salary of $900,000 per year. He was also entitled to receive, at the expense of the Company, the use of an automobile (including all maintenance and expenses associated therewith), a standard term life insurance policy in the amount of $1 million, a standard term accidental death policy in the amount of $1 million, under certain circumstances, a long-term disability policy providing an annual disability payment equal to 125% of his base salary and coverage for him and the dependent members of his family under the Company's medical and dental policies.

         In December 1998, the Company entered into a five-year employment agreement with Mr. Thompson (the "New Thompson Employment Agreement"). The New Thompson Employment Agreement was effective on February 10, 1999, at which time the Original Thompson Employment Agreement was terminated. The New Thompson Employment Agreement was terminated on May 13, 1999 when Mr. Thompson resigned as Chief Executive Officer of the Company. The New Thompson Employment Agreement superceded and invalidated any of Mr. Thompson's rights and benefits accruing under all other employment, change in control, stock option and any and all other agreements between Mr. Thompson and the Company that provide for the payment of compensation or benefits to Mr. Thompson other than (i) benefits provided under the Company's 401(k) plan, (ii) the use of an automobile (including all maintenance and expenses associated therewith) at the expense of the Company, and (iii) stock options granted to Mr. Thompson under the Company's various stock option plans and stock options granted outside of such plans. Under the New Thompson Employment Agreement, Mr. Thompson earned an annual base salary of $600,000 and was entitled to receive cash bonuses after the 1999 calendar year of between 0-100% of Mr. Thompson's annual base salary. Mr. Thompson also was entitled to receive, at the expense of the Company, (i) not less than $2 million of standard term life insurance, (ii) medical and dental benefits for Mr. Thompson and members of his family, (iii) a long-term disability policy providing for payments in an amount equal to 60% of Mr. Thompson's annual base salary, provided such policy could be obtained for a reasonable cost, (iv) other benefits under the Company's savings, pension and retirement plans and other benefit plans or programs maintained by the Company for the benefit of its executives, and (v) reimbursement of reasonable business expenses incurred in accordance with the Company's policies. Under the New Thompson Employment Agreement, the Company was obligated to grant to Mr. Thompson an option to purchase 2,580,162 shares of the Company's common stock (the "Thompson Option") pursuant to the Company's 1999 Stock Option Plan. Upon termination of employment by Mr. Thompson for "Good Reason", as defined in the New Thompson Employment Agreement or by the Company without "Cause", as defined in the New Thompson Employment Agreement, Mr. Thompson was entitled to receive, subject to certain offsets based on subsequent employment, severance benefits for a period of 12 months, payable in accordance with the Company's payroll policy, an amount equal to (i) $2 million, if the termination occurred within one year of the Initial Closing, (ii) $1.5 million, if the termination occurred during the second year, (iii) $1.0 million if the termination occurred in the third year, and (iv) $0.5 million if the termination occurred after the fourth anniversary of the Initial Closing.

         The Company is negotiating the terms of Mr. Thompson's severance which may be different than the severance benefits due to him under the New Thompson Employment Agreement, including the Thompson Option.

         The Company entered into an employment agreement with Neil B. Kornswiet, the Company's President on August 28, 1997 with an original expiration date of August 27, 2002. The agreement was amended and restated and extended for an additional two years in August 1998 (as amended, the "Original Kornswiet Employment Agreement"). Under the Original Kornswiet Employment Agreement, Mr. Kornswiet earned a base salary of $900,000 per year and was entitled to an annual performance bonus equal to between $1.35 million and $1.65 million depending on the retail and broker loan production of the Company (the "Performance

Bonus"). Mr. Kornswiet was also entitled to receive, at the expense of the Company, the use of an automobile (including all maintenance and expenses associated therewith), a standard term life insurance policy in the amount of $1 million, a standard term accidental death policy in the amount of $1 million, under certain circumstances, a long-term disability policy providing an annual disability payment equal to 125% of his base salary and coverage for him and the dependent members of his family under the Company's medical and dental policies.

         In December 1998, the Company entered into a five-year employment agreement with Neil B. Kornswiet, which superseded the Original Kornswiet Employment Agreement (the "New Kornswiet Employment Agreement"). The New Kornswiet Employment Agreement became effective on February 10, 1999. The New Kornswiet Employment Agreement supersedes and invalidates any of Mr. Kornswiet's rights and benefits accruing under all other employment, change in control and any and all other agreements between Mr. Kornswiet and the Company and its subsidiaries that provide for the payment of compensation or benefits to Mr. Kornswiet other than (i) benefits provided under the Company's 401(k) plan, (ii) the use of an automobile (including all maintenance and expenses associated therewith) at the expense of the Company, and (iii) stock options granted to Mr. Kornswiet under the Company's various stock option plans and, upon amendments being adopted, certain stock options granted to, and forfeited by, employees of One Stop which were assumed by the Company in connection with the Company's acquisition of One Stop. Under the New Kornswiet Employment Agreement, Mr. Kornswiet will earn an annual base salary of $600,000 and is entitled to receive
(i) payment of $1,460,000 which represents Mr. Kornswiet's June 1998 bonus which was previously deferred by Mr. Kornswiet, (ii) a guaranteed cash bonus for calendar year 1999 in the amount of $540,000 in the form of a recourse loan which will be forgiven and deemed paid in full so long as Mr. Kornswiet remains employed by the Company through the first anniversary of the effective date of the New Kornswiet Employment Agreement or, if less than one year, through the date his employment is terminated by death, disability, by Mr. Kornswiet for "Good Reason" (as defined in the New Kornswiet Employment Agreement) or by the Company without "Cause" (as defined in the New Kornswiet Employment Agreement),
(iv) a cash supplemental bonus for Mr. Kornswiet's first year of employment payable within 2-1/2 months after the first anniversary of the effective date subject to the Board of Directors' determination that the Company has completed a satisfactory program of cost reductions by such anniversary date, (v) cash bonuses after the 1999 calendar year of between 0-100% of Mr. Kornswiet's annual base salary, with an expected bonus of $400,000 and a bonus in excess of 100% of his annual base salary for extraordinary performance which shall be payable in accordance with a budget approved by the Board of Directors of the Company and the achievement of other non-financial goals adopted by the Board, (vi) a loan equal to $1,667,000 for the purpose of purchasing shares of the Company's Series C Convertible Preferred Stock which stock will secure repayment of the loan and the loan shall be non-recourse provided that Mr. Kornswiet remains employed by the Company through the date of the first anniversary of the effective date of the New Kornswiet Employment Agreement or, if less than one year, termination of employment based upon death, disability, by Mr. Kornswiet with good reason or by the Company without Cause. The loan shall be paid by Mr. Kornswiet with 25% of his aggregate cash bonus for each fiscal year that the loan remains outstanding and becomes due and payable upon certain events including termination of his employment with the Company. Mr. Kornswiet is also entitled to receive, at the expense of the Company, (i) not less than $2 million of standard term life insurance, (ii) medical and dental benefits for Mr. Kornswiet and members of his family, (iii) a long-term disability policy providing for payments in an amount equal to 60% of Mr. Kornswiet's annual base salary, provided such policy can be obtained for a reasonable cost, (iv) other benefits under the Company's savings, pension and retirement plans and other benefit plans or programs maintained by the Company for the benefit of its executives, and (v) reimbursement of reasonable business expenses incurred in accordance with the Company's policies. The New Kornswiet Employment Agreement provides for a grant to Mr. Kornswiet of options to purchase 3,214,642 shares of the Company's Common Stock pursuant to the Company's 1999 Stock Option Plan. Upon termination of employment by Mr. Kornswiet for Good Reason, or by the

Company without Cause, Mr. Kornswiet will be entitled to receive severance benefits for a period of 12 months, payable in accordance with the Company's payroll policy, an amount equal to (i) $2 million, if the termination occurs within one year of the Initial Closing, (ii) $1.5 million, if the termination occurs during the second year, (iii) $1.0 million if the termination occurs in the third year, and (iv) $0.5 million if the termination occurs after the fourth anniversary of the Initial Closing. The New Kornswiet Employment Agreement requires that, for so long as Capital Z Financial Services Fund II, L.P. ("Capital Z") or its designated purchasers, owns at least 25% of the outstanding voting securities of the Company, Mr. Kornswiet may not sell, assign or otherwise transfer during his employment with the Company, in any twelve month period, more than 25% of the aggregate amount of shares of Company stock which Mr. Kornswiet owned immediately prior to the Initial Closing, subject to waiver by the Board of Directors in the event of extraordinary hardship.

         The Company entered into a second amended and restated employment agreement with Barbara S. Polsky, former Executive Vice President, General Counsel and Secretary, effective June 1, 1997, with a term expiring on June 20, 2001. The agreement provided for a base salary of $300,000 per year and a quarterly bonus under the Company's performance bonus plan for executive officers. Ms. Polsky is also entitled to a long-term disability policy providing for an annual disability payment in an amount equal to 100% of her base salary. In the event of a termination or voluntary resignation in connection with a Change in Control (generally, a 20% change in the voting power of the Common Stock, certain changes in Board membership, a merger or complete liquidation or dissolution of the Company), Ms. Polsky would receive two years' base salary plus an amount equal to the performance bonus paid to her for eight fiscal quarters preceding the date of termination. In addition, all options previously granted would become immediately exercisable. The Series B and Series C Convertible Preferred Stock issued to Capital Z at the Initial Closing was a Change in Control as defined in Ms. Polsky's employment agreement. On October 6, 1999 Ms Polsky resigned. Pursuant to her employment agreement, Ms. Polsky was paid a $944,000 severance payment in addition to accrued salary and unused vacation time.

         The Company entered into an employment agreement with David A. Sklar, the Company's Executive Vice President--Finance and Chief Financial Officer, on May 12, 1997 with a term expiring on May 12, 2000. The agreement provided for a base salary of $250,000 per year and both a discretionary bonus in any amount as determined by the Board of directors for the 1998 fiscal year and, for years after the 1998 fiscal year, a performance bonus under the Company's performance bonus plan for executive officers. The agreement also provided for a bonus, on the commencement of the term of the agreement, in the form of stock options to purchase 125,000 shares of the Company's common stock. Mr. Sklar is also entitled to receive a long-term disability insurance policy providing for an annual disability payment in an amount equal to 100% of his base salary, providing that the policy could be obtained at a reasonable cost. In the event of a termination or voluntary resignation in connection with a Change in Control (generally, a 20% change in the voting power of the Common Stock, certain changes in Board membership, a merger or complete liquidation or dissolution of the Company), Mr. Sklar would receive two years' base salary (at the annual rate in effect at the time of termination) plus an amount equal to the performance bonus paid to him for eight fiscal quarters preceding the date of termination. In addition, all options previously granted would become immediately exercisable. The Series B and Series C Convertible Preferred Stock issued to Capital Z at the Initial Closing was a Change in Control as defined in Mr. Sklar's employment agreement. On October 22, 1999 Mr. Sklar entered into a Retention Agreement with the Company (the "Retention Agreement"). The Retention Agreement terminated Mr. Sklar's employment agreement and waived the Change in Control provision. The Retention Agreement further provides that, in the event of resignation or a termination other than for "Cause") (as defined in the Retention Agreement) within one year after the execution of the Retention Agreement, Mr. Sklar would receive

$500,000.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the 1999 fiscal year, executive compensation for the Company was administered by the Compensation Committee of the Board. Dr. Melvyn Kinder and Mr. Lee Masters, former members of the Board of Directors, and Messrs. Gluckstern, Mizel and St. Laurent who are not, and have never been, full-time salaried officers or employees of the Company, served as members of the Compensation Committee during the 1998 fiscal year. The Compensation Committee currently consists of Messrs. Gluckstern, Mizel and St. Laurent.


                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

         The following report of the Compensation Committee of the Board of Directors shall not be deemed to be incorporated by reference into any previous filing by the Company under either the Securities Act of 1933, as amended ("Securities Act"), or the Securities Exchange Act of 1934, as amended ("Exchange Act"), that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

         During the 1999 fiscal year, the Compensation Committee of the Board of Directors was comprised, through February 10, 1999 of Dr. Melvyn Kinder, Lee Masters and Mr. St. Laurent and from February 10, 1999 through the end of the fiscal year of Messrs. Gluckstern, Mizel and St. Laurent, none of whom are, or were full-time, salaried officers or employees of the Company. The Board of Directors delegated to the Compensation Committee the responsibility for developing and administering policies which govern the total compensation program for the Named Executive Officers of the Company. The Committee also administered the Company's stock option plans.

         The goal of the Company's executive compensation program is to retain, motivate and reward management through the compensation policies and awards, while aligning their interests more closely with that of the Company and stockholders. In furtherance of this goal, the program consists of three main components: (1) base salary; (2) bonuses which are either discretionary or based on individual and Company performance; and (3) stock options to provide long-term incentives for performance and to align executive officer and stockholder interests.

EXECUTIVE COMPENSATION

         Base salaries for the Named Executive Officers were established by the Compensation Committee based on the recommendations of management which considered, and applied subjectively as appropriate, individual performance and achievement, areas of responsibility, position, the extent to which the officers' skills were in demand or were marketed to other companies or industries and internal and external comparability. Base salaries for other executive officers were established by the Chief Executive Officer who applies the same criteria. The base salary for Mr. Kornswiet was initially established under the terms of an employment agreement entered into in connection with the Company's acquisition of One Stop, a company of which Mr. Kornswiet was the Chief Executive Officer, President and sole stockholder. Under the initial terms of the employment agreement, Mr. Kornswiet was appointed Executive Vice President of the Company and Chief

Executive Officer and President of One Stop. Upon his appointment as President of the Company in May 1997, Mr. Kornswiet's employment agreement was revised by the Compensation Committee to increase his annual base salary from $750,000 to $900,000. In February 1999, Mr. Kornswiet's employment agreement was replaced with a new employment agreement pursuant to which Mr. Kornswiet's annual salary was decreased to $600,000 per year.

         Bonuses paid to the Company's executive officers (excluding the Chief Executive Officer and President) were based on Company performance under the terms of the Company's performance bonus plan. See -- "Performance Bonus Plan." Under the terms of his then existing employment agreement, in fiscal 1999 and through February 10, 1999, Mr. Kornswiet was entitled to a quarterly cash bonus equal to between $1.35 million and $1.65 million depending on the retail and broker loan production of the Company. Pursuant to the terms of his employment agreement, Mr. Kornswiet received a guaranteed cash bonus in an amount equal to $540,000 paid in the form of a recourse loan which will be forgiven and treated as paid in full so long as Mr. Kornswiet remains employed by the Company through February 10, 2000 or any earlier termination due to death, permanent disability, by Mr. Kornswiet for "Good Reason" (as defined in the Employment Agreement) or by the Company other than for "Cause" (as defined in the Employment Agreement). The other employees were entitled to discretionary bonuses.

         The Compensation Committee believes that it is important for key employees to have long-term incentives through an equity interest in the Company. Accordingly, from time to time, the Company has granted key employees stock options pursuant to the Company's stock option arrangements. The Committee granted options upon the recommendations of management. As of June 30, 1999, the Company's Named Executive Officers held options to acquire 2,581,550 shares of the Company's Common Stock.

PERFORMANCE BONUS PLAN

         In November 1997 and as amended in May 1998, the Compensation Committee adopted a Performance Bonus Plan. All executive officers, other than the Chief Executive Officer and the President, participated in the Performance Bonus Plan. Under the Performance Bonus Plan, bonuses were paid quarterly and were tied to
(i) the achievement by each participant of certain predetermined goals established annually by the Chief Executive Officer subject, in the case of the Named Executive Officers, to approval by the Compensation Committee, (ii) the achievement by the Company of net income goals established annually by the Chief Executive Officer and presented to the Board of Directors, and (iii) maximum levels of bonus for each individual established annually by the Chief Executive Officer subject, in the case of the Named Executive Officers, to approval by the Compensation Committee. Participants received the full quarterly bonus in each quarter where at least seventy percent of both the individual and Company performance goals are met. Where the Company achieved at least seventy percent of its goals, but the participant achieved less than seventy percent of his or her goals, bonuses may be paid based on an exception basis and based upon on the participant's percentage of achievement of his or her individual goals.


EXECUTIVE COMPENSATION--CHIEF EXECUTIVE OFFICERS

         From May 7, 1997 to May 13, 1999, Mr. Thompson, served as the Company's Chief Executive Officer. Prior to May 7, 1997, Mr. Thompson was the Chief Operating Officer of the Company and his compensation was established under the terms of an employment agreement entered into in March 1996 and amended in May

1997 and August 1998 with the approval of the Compensation Committee. Upon his appointment as Chief Executive Officer in May 1997, Mr. Thompson's employment agreement was revised by the Compensation Committee to increase his base salary to $900,000. Further, at Mr. Thompson's request, the Compensation Committee replaced the performance bonus provisions of his agreement with a discretionary bonus subject to the approval of the Board or the stockholders. Considering the number of stock options Mr. Thompson was granted at the time he became Chief Operating Officer, the Committee believes his compensation was primarily performance based. On February 10, 1999, Mr. Thompson entered into a new employment agreement that invalidated his previous agreement. On May 13, 1999, Mr. Thompson resigned as the Company's Chief Executive Officer. The Company is negotiating the terms of Mr. Thompson's severance which may be different than the severance benefits due to him under the New Thompson Employment Agreement.

         Mr. Sadeghi, a member of the Company's Board of Directors, was appointed as Chief Executive Officer of the Company on May 13, 1999 and served in that position until October 25, 1999. Mr. Sadeghi is an employee of Equifin, a management consultant to the Company. As compensation for Mr. Sadeghi's services as Chief Executive Officer, the Company paid a quarterly fee of $250,000 to Equifin which was pro-rated for the period of time Mr. Sadeghi was in office.

STATEMENT REGARDING TAX POLICY COMPLIANCE

         Section 162(m) of the Code limits the deductible allowable to the Company for compensation paid to the chief executive officer and each of the four other most highly compensated executive officers to $1.0 million. Qualified performance-based compensation is excluded from this limitation if certain requirements are met, including receipt of stockholder approval or if amounts are paid pursuant to a written contract that was in effect on February 17, 1993 and not subsequently materially modified. Under certain circumstances, the Compensation Committee, in its discretion, may authorize payments, such as salary, bonuses or otherwise that may cause an executive officer's income to exceed the deductible limits.

Compensation Committee:                      Steven Gluckstern, Chairman
                                             Adam Mizel
                                             Georges St. Laurent



                                                      06/1994   06/1995   06/1996   06/1997   06/1998   06/1999
                                                      -------   -------   -------   -------   -------   -------
Aames Financial Corporation                            100.0     220.1     659.5     513.3     384.9      36.8
NYSE Stock Market (US Companies)                       100.0     122.9     154.8     202.8     260.0     298.1
NYSE/AMEX/NASDAQ Stocks (SIC 6160-6199 US
     Companies) Mortgage Bankers and Brokers           100.0     117.4     160.0     223.3     275.3     233.7

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



                             PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of October 12, 1999, certain information relating to the ownership of the Common Stock (which includes shares of Common Stock issuable upon conversion of Series B and Series C Convertible Preferred Stock), Series B Convertible Preferred Stock and Series C Convertible Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (ii) each of the Company's directors and nominees, (iii) each of the Named Executive Officers (as defined under "Executive Compensation -- Summary Compensation Table") and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                                                                                 NUMBER OF             PERCENT
TITLE OF CLASS              NAME AND ADDRESS                                                      SHARES               OF CLASS
--------------              ----------------                                                    -----------            --------
Common Stock                Specialty Finance Partners
                            54 Thompson Street
                            New York, New York 10012 ...................................        120,840,734(1)            79.57%
Common Stock                George W. Coombe, Jr. (2) ..................................              7,600(3)                *
Common Stock                Steven M. Gluckstern (4) ...................................                 --(5)                *
Common Stock                Neil B. Kornswiet (2) ......................................          2,407,860(6)             7.62%
Common Stock                Adam M. Mizel (4) ..........................................                 --(5)                *
Common Stock                Barbara S. Polsky (2) ......................................            161,250(7)                *
Common Stock                Eric C. Rahe (4) ...........................................                 --(5)                *
Common Stock                Mani A. Sadeghi (4) ........................................                 --(5)                *
Common Stock                David A. Sklar (2) .........................................             83,000(8)                *
Common Stock                David A. Spuria (4) ........................................                 --(5)                *
Common Stock                Georges C. St. Laurent, Jr. (2) ............................          1,556,600(9)             4.79%
Common Stock                Cary H. Thompson (2) .......................................          1,532,191(10)            4.71%
Common Stock                All executive officers, directors and nominees
                            as a group (11 persons) ....................................          5,748,501(11)           16.48%

Series B Convertible        Specialty Finance Partners
  Preferred Stock (12)      54 Thompson Street
                            New York, New York 10012 ...................................         26,704,000(13)             100%

Series C Convertible        Specialty Finance Partners
  Preferred Stock           54 Thompson Street
                            New York, New York 10012 ...................................         94,136,734(14)           93.11%

                                                                                                 NUMBER OF             PERCENT
TITLE OF CLASS              NAME AND ADDRESS                                                      SHARES               OF CLASS
--------------              ----------------                                                    -----------            --------
Series C Convertible        Georges C. St. Laurent, Jr. (2) ............................          1,500,000(15)            1.48%
  Preferred Stock

Series C Convertible        Cary H. Thompson (2) .......................................            250,000(16)               *
  Preferred Stock

Series C Convertible        All executive officers, directors and nominees
  Preferred Stock           as a group (11 persons) (17) ...............................          1,750,000                1.73%

----------

 *       Less than one percent.

(1) Consists of 120,840,734 shares of Common Stock issuable upon conversion of Series B and Series C Convertible Preferred Stock (including 20,840,734 shares of Series C Convertible Preferred Stock which was issued to Specialty Finance Partners ("Specialty Finance") on October 27, 1999 pursuant to Capital Z's standby commitment to purchase unsubscribed shares in the Company's recent rights offering. Specialty Finance is a Bermuda general partnership, 99.6% of which is owned by Capital Z and 0.4% of which is owned by Equifin Capital. In addition, Capital Z Management and certain of its employees, as a result of the receipt of warrants to purchase 2,500,000 shares of Common Stock of the Company, may be deemed to be the beneficial owner of 2,500,000 shares of Common Stock of the Company. Capital Z has disclaimed ownership of these shares. Specialty Finance also holds 26,704,000 shares of Series B Convertible Preferred Stock and 94,136,734 shares of Series C Convertible Preferred Stock.

(2) The address of each individual is in care of the Company at 350 S. Grand Avenue, 52nd Floor, Los Angeles, California 90071.

(3) Includes 6,600 shares of Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days of June 1, 1999.

(4) The address of each individual is in care of Capital Z, 54 Thompson Street, New York, New York 10012.

(5) Each of Messrs. Gluckstern, Mizel, Rahe, Sadeghi, and Spuria has disclaimed beneficial ownership of the Series B and Series C Convertible Preferred Stock held by Capital Z or Specialty Finance.

(6) Includes 595,000 shares of Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days of October 12, 1999. If computed excluding options with an exercise price greater than $2.00 per share, Mr. Kornswiet would own 5.84% of the class.

(7) Represents shares of Common Stock underlying options which are currently exercisable within 60 days of October 12, 1999. All of Ms. Polsky's options became exercisable on February 10, 1999 as a result of a change in control provision of her employment agreement with the Company. On October 7, 1999, Ms. Polsky resigned as the Executive Vice President, General Counsel and Secretary of the Company. As a result of her resignation, Ms. Polsky's vested options will expire on January 4, 2000.

(8) Represents shares of Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days of October 12, 1999.

(9) Includes 6,600 shares of Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days of October 12, 1999, and includes 1,500,000 shares of Common Stock issuable upon conversion of Series C Convertible Preferred Stock.

(10) Includes 1,260,291 shares of Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days of October 12, 1999 and includes 250,000 shares of Common Stock issuable upon conversion of Series C Convertible Preferred Stock. If computed excluding options with an exercise price greater than $2.00 per share, Mr. Thompson would own less than 1.0% of the class.

(11) Includes 2,112,741 shares of Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days of October 12, 1999 and includes 1,750,000 shares of Common Stock issuable upon conversion of Series C Convertible Preferred Stock. If computed excluding options with an exercise price greater than $2.00 per share, all executive officers, directors and nominees would own 11.31% of the class.

(12) Capital Z holds 100% of the issued and outstanding Series B Convertible Preferred Stock. None of the Directors, nominees and Named Executive Officers beneficially hold any shares of Series B Convertible Preferred Stock.

(13)     Convertible into 26,704,000 shares of Common Stock.

(14)     Convertible into 94,136,734 shares of Common Stock.

(15)     Convertible into 1,500,000 shares of Common Stock.

(16)     Convertible into 250,000 shares of Common Stock.

(17) Other than in the case of Messrs. St. Laurent and Thompson, none of the Directors, nominees or Named Executive Officers beneficially hold any shares of Series C Convertible Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain of the Company's current and former executives have employment agreements or severance or termination agreements with the Company. See "Item 11--Executive Compensation-Employment Agreements."

         On December 23, 1998, the Company entered into the Preferred Stock Purchase Agreement with Capital Z, as amended (the "Preferred Stock Purchase Agreement"), providing for an equity investment by Capital Z and its designees of up to $126.5 million in the Company. Pursuant to the Preferred Stock Purchase Agreement, the Company issued to Capital Z on February 10, 1999 (the "Initial Closing") 26,704 shares of Series B Convertible Preferred Stock and 48,296 shares of Series C Convertible Preferred Stock for $1,000 per share for an aggregate of $75 million. Georges C. St. Laurent, Jr., a Director of the Company, pursuant to the Preferred Stock Purchase Agreement as a designee of Capital Z, purchased 1,500 shares of Series C Convertible Preferred Stock for $1,000 per share for an aggregate investment of $1.5 million. All of the shares of Series B and Series C Convertible Preferred Stock were split 1,000-for-1 on September 24, 1999.

         At the Initial Closing, Capital Z transferred ownership of its Series B Convertible Preferred Stock and Series C Convertible Preferred Stock issued to it at the Initial Closing to Specialty Finance, 99.6% of which is owned by Capital Z and 0.4% of which is owned by Equifin Capital Partners, Ltd. ("Equifin Capital").

         On January 4, 1999, Capital Z Management, Inc. ("Cap Z Management"), an affiliate of Capital Z, received, as a fee for its standby commitment to purchase unsubscribed shares in the Company's recent rights offering (the "Rights Offering"), a warrant to purchase 1.25 million shares of the Company's Common Stock at an initial exercise price of $1.00 per share. In addition, on February 10, 1999, the Company paid to Cap Z Management a $1 million transaction fee in connection with the transactions contemplated by the Preferred Stock Purchase Agreement. In addition, in connection with the transactions contemplated by the Preferred Stock Purchase Agreement, the Company has paid to Cap Z Management aggregate additional fees of $2 million and has reimbursed Capital Z for all of its expenses incurred in connection with the negotiation and execution of the Preferred Stock Purchase Agreement and the transactions contemplated thereby.

         On August 3, 1999, pursuant to the Preferred Stock Purchase Agreement, Capital Z purchased 25,000 shares of Series C Convertible Preferred Stock for $1,000 per share for an aggregate investment of $25,000,000.

         On August 3, 1999, the Company issued warrants to purchase 1.25 million shares of the Company's Common Stock at an initial exercise price of $1.00 per share to certain employees of Capital Z Management.

         On September 10, 1999 pursuant to the Preferred Stock Purchase Agreement, the Company distributed Subscription Rights to the holders of its Common Stock providing them the right to purchase, in the aggregate, up to approximately 31 million shares of the Series C Convertible Preferred Stock of the Company for $1.00 per share for an aggregate of approximately $31 million. The Subscription Rights expired on October 6, 1999. Holders of the Company's common stock purchase 4,159,266 shares of Series C Convertible Preferred Stock in the offering. Capital Z purchased 20,840,734 shares of Series C Convertible Preferred Stock on October 27, 1999 pursuant to the Standby Commitment.

         On February 10, 1999, pursuant to the Preferred Stock Purchase Agreement, the Company entered into an Preferred Stock Purchase Agreement For Management Advisory Services (the "Equifin Agreement") with Equifin, pursuant to which the Company is obligated to pay to Equifin Management, a quarterly management advisory fee of $250,000 for a period of five (5) years. On February 10, 1999, pursuant to the Equifin Agreement, the Company paid to Equifin $250,000 in consideration of consulting services rendered prior to the execution of the Equifin Agreement and as an advance for consulting services to be rendered in the quarter ending March 31, 1999. Mani Sadeghi, who served as the Company's Chief Executive Officer of the Company from May 13, 1999 through October 25, 1999, is an employee of Equifin. Mr. Sadeghi did not receive compensation for his services as Chief Executive Officer of the Company, however the Company agreed to increase Equifin's quarterly management advisory fee by an additional $250,000 per quarter pro-rated for the time that Mr. Sadeghi served as Chief Executive Officer.

         Each of Messrs. Gluckstern, Mizel, Rahe and Spuria, Directors of the Company, has a direct or indirect interest in Capital Z and Cap Z Management. Mr. Sadeghi, the Chief Executive Officer and a Director of the Company, has a material equity interest in Equifin Management and Equifin Capital. Messrs. Gluckstern, Mizel and Spuria are members of Capital Z Partners, Ltd., a Bermuda corporation ("Cap Z Ltd."), which is the general partner of Capital Z Partners, L.P. ("Cap Z Partners"), which is the general partner of Capital Z. Messrs. Gluckstern and Mizel are limited partners of Cap Z Partners and shareholders of Cap Z Management. Messrs. Gluckstern and Mizel are officers of Cap Z Management. Mr. Rahe is an officer of Cap Z Management and a limited partner of Cap Z Partners. Mr. Sadeghi is the Chief Executive Officer of Equifin Management and Equifin Capital. Cap Z Ltd. is a preferred shareholder of Equifin Capital. Mr. Spuria is General Counsel of Cap Z Ltd. and Cap Z Management and a limited partner of Cap Z Partners.

         On August 28, 1996, the Company acquired One Stop, a residential mortgage lender. Prior to the acquisition, One Stop was owned by Neil B. Kornswiet, currently the President and a Director of the Company. In the acquisition, the Company issued approximately 3.5 million shares of the Common Stock, 2.4 million shares of which was issued to Mr. Kornswiet. See "Executive Compensation."

         On January 26, 1998, the Board of Directors approved the Executive and Director Loan Program (the "Loan Program") under which directors and executive officers of the Company are entitled to obtain a mortgage loan from the Company at the Company's cost of funds (plus 25 basis points) as determined by an approved, independent investment banking firm. All loans made under the Executive and Director Loan Program are fixed rate, fully amortized, 15- or 30-year loans with no prepayment penalties and are underwritten to the Company's underwriting guidelines in effect at the time of the loan. Participants in this program are not charged any loan fees except for those fees or costs charged by third parties. The following executive officers and directors have home refinance loans with the Company for the following principal amount and outstanding balance (as of October 26, 1999) at an annual interest rate of 6.5%; Barbara S. Polsky, executive officer, $400,500 loan amount, $339,275 outstanding balance; David A. Sklar, executive officer, $379,300 loan amount, $ 372,835 outstanding balance; David A. Spuria, director, $777,600 loan amount, $777,022 outstanding balance; Cary Thompson $240,000 (since paid in full); Cary Thompson 1,500,000 at an interest rate of 7.375% (sold by the Company in July of 1999). The Company discontinued the Loan Program in June 1999.

         Pursuant to the terms of his employment agreement, Mr. Kornswiet received a guaranteed cash bonus in an amount equal to $540,000 paid in the form of a recourse loan which will be forgiven and treated as paid in full so long as Mr. Kornswiet remains employed by the Company through February 10, 2000 or any earlier termination due to death, permanent disability, by Mr. Kornswiet for "Good Reason" (as defined in the

Employment Agreement) or by the Company other than for "Cause" (as defined in the Employment Agreement).

         From time to time certain officers, directors and employees of the Company, as well as members of their immediate families, acted as private investors in loan transactions originated by the Company. All such loans are originated on terms and conditions which are no more favorable than loans originated by the Company for other nonaffiliated private investors except that such persons receive 75% of any prepayment fees collected by the Company on such loans. The Company discontinued its private investor program in August 1997.

 On December 23, 1998, each of the Management Shareholders entered into a Management Investment Agreement with the Company. Pursuant to the Management Investment Agreements, Cary Thompson purchased 250 shares of Series C Convertible Preferred Stock for $1,000 per share at the Initial Closing (250,000 shares after a 1000-for-1 stock split on September 24, 1999)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AAMES FINANCIAL CORPORATION
                                        (Registrant)


Dated: October 28, 1999                 By: /s/ A. Jay Meyerson
                                            ------------------------------
                                            A. Jay Meyerson
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                                  TITLE                                             DATE
      ---------------------------------------------------------------------------------------------------------------

       /s/ George W. Coombe, Jr.                 Director                                          October 27, 1999
       -------------------------------
           George W. Coombe, Jr.

       /s/ Steven M. Gluckstern                  Chairman of the Board                             October 28, 1999
       -------------------------------
           Steven M. Gluckstern

                                                 President, Director                               October __, 1999
       -------------------------------
           Neil B. Kornswiet

       /s/ Adam M. Mizel                         Director                                          October 28, 1999
       -------------------------------
           Adam M. Mizel

       /s/ Eric Rahe                             Director                                          October 26, 1999
       -------------------------------
           Eric Rahe

       /s/ Mani A. Sadeghi                       Director                                          October 28, 1999
       -------------------------------
           Mani A. Sadeghi

       /s/ David A. Sklar                        Executive Vice President-Finance and              October 28, 1999
       -------------------------------           Chief Financial Officer (Principal Financial
           David A. Sklar                        and Accounting Officer)

       /s/ Cary H. Thompson                      Director                                          October 28, 1999
       -------------------------------
           Cary H. Thompson

       /s/ Georges S. St. Laurent, Jr.           Director                                          October 27, 1999
       -------------------------------
           Georges S. St. Laurent, Jr.

       /s/ David A. Spuria                       Director                                          October 27, 1999
       -------------------------------
           David A. Spuria