Form 10-Q
period 1999-09-30
AAMES FINANCIAL CORP/DE
filed 1999-11-15
CIK 879957

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19604

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /X/      No / /

AT NOVEMBER 11, 1999, REGISTRANT HAD 31,032,223 SHARES OF COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
ITEM NO.                                                                 NO.
--------                                                                 ----
                        PART I--FINANCIAL INFORMATION

Item 1 -- Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1999
          and June 30, 1999...........................................      3

          Condensed Consolidated Statements of Operations for the
          three months ended September 30, 1999 and 1998 (Restated)...      4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended September 30, 1999 and 1998 (Restated)...      5

          Notes to Condensed Consolidated Financial Statements........    6-8

Item 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   9-35

                         PART II--OTHER INFORMATION

Item 1 -- Legal Proceedings...........................................     36

Item 2 -- Changes in Securities.......................................     36

Item 3 -- Defaults Upon Senior Securities.............................     36

Item 4 -- Submission of Matters to a Vote of Security Holders.........     36

Item 5 -- Other Information...........................................     37

Item 6 -- Exhibits and Reports on Form 8-K............................     37

Signature Page........................................................     38

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30,      JUNE 30,
                                                                  1999             1999
                                                              -------------   --------------
                                                               (UNAUDITED)      (AUDITED)
ASSETS
Cash and cash equivalents...................................  $   5,194,000   $   20,764,000
Loans held for sale, at lower of cost or market.............    384,207,000      559,869,000
Accounts receivable.........................................     76,022,000        56,964,00
Residual interests, at estimated fair market value..........    357,636,000      332,327,000
Mortgage servicing rights, net..............................     22,237,000       20,928,000
Equipment and improvements, net.............................     12,297,000       13,495,000
Prepaid and other...........................................     12,347,000       15,013,000
Income tax refund receivable................................             --        1,737,000
                                                              -------------   --------------
    Total assets............................................  $ 869,940,000   $1,021,097,000
                                                              =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings..................................................  $ 281,220,000   $  281,220,000
Revolving warehouse and repurchase facilities...............    359,767,000      535,997,000
Accounts payable and accrued expenses.......................     50,742,000       50,505,000
Income taxes payable........................................      9,411,000        7,819,000
                                                              -------------   --------------
    Total liabilities.......................................    701,140,000      875,541,000
                                                              -------------   --------------

Commitments and contingencies...............................             --               --
Stockholders' equity:
  Series A Preferred Stock, par value $.001 per share,
    500,000 shares authorized; none outstanding.............             --               --
  Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 and 100,000,000 shares authorized;
    26,704,000 and 26,704,000 shares outstanding............     26,704,000       26,704,000
  Series C Convertible Preferred Stock, par value $0.001 per share; 107,105,700 and 100,000,000 shares authorized;
    100,046,000 (includes 25,000,000 shares issued in
    October 1999) and 75,046,000 shares outstanding.........     89,475,000       65,475,000
  Common Stock, par value $.001 per share 400,000,000 and
    50,000,000 shares authorized; 30,016,964 and 30,016,964
    shares outstanding......................................         31,000           31,000
  Additional paid-in capital................................    250,118,000      250,116,000
  Retained deficit..........................................   (197,528,000)    (196,770,000)
                                                              -------------   --------------
    Total stockholders' equity..............................    168,800,000      145,556,000
                                                              -------------   --------------
    Total liabilities and stockholders' equity..............  $ 869,940,000   $1,021,097,000
                                                              =============   ==============

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
                                                                               (RESTATED)
Revenue:
  Gain on sale of loans.....................................   $21,797,000     $24,872,000
  Commissions...............................................    10,316,000       9,988,000
  Loan service..............................................     3,755,000       6,269,000
  Interest income and fees..................................    25,070,000      16,632,000
                                                               -----------     -----------
    Total revenue...........................................    60,938,000      57,761,000
                                                               -----------     -----------
Expenses:
  Compensation..............................................    23,112,000      23,794,000
  Production................................................     8,641,000      10,930,000
  General and administrative................................    14,271,000      13,588,000
  Interest..................................................    13,548,000      12,682,000
                                                               -----------     -----------
    Total expenses..........................................    59,572,000      60,994,000
                                                               -----------     -----------
Income (loss) before income taxes...........................     1,366,000      (3,233,000)
Provision (benefit) for income taxes........................       575,000      (1,077,000)
                                                               -----------     -----------
Net income (loss)...........................................   $   791,000     $(2,156,000)
                                                               ===========     ===========
Net income (loss) per common share:
      Basic.................................................   $     (0.02)    $     (0.07)
                                                               ===========     ===========
      Diluted...............................................   $     (0.02)    $     (0.07)
                                                               ===========     ===========
Dividends per common share..................................   $        --     $      0.03
                                                               ===========     ===========
Weighted average number of common shares outstanding:
      Basic.................................................    31,009,000      30,977,000
                                                               ===========     ===========
      Diluted...............................................    31,009,000      30,977,000
                                                               ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
                                                                               (RESTATED)
Operating activities:
  Net income (loss).........................................  $     791,000   $  (2,156,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      1,522,000       1,224,000
    Gain on sale of loans...................................    (21,037,000)    (40,303,000)
    Accretion of residual interests.........................    (13,137,000)     (2,949,000)
    Mortgage servicing rights originated....................     (3,601,000)     (6,195,000)
    Mortgage servicing rights amortized.....................      2,292,000       2,824,000
    Changes in assets and liabilities:
      Loans held for sale originated or purchased...........   (523,524,000)   (725,057,000)
      Proceeds from sale of loans held for sale.............    699,186,000     700,414,000
      Decrease (increase) in:
        Accounts receivable.................................    (19,058,000)     (7,416,000)
        Residual interests..................................      8,864,000      12,363,000
        Prepaid and other...................................      2,666,000       1,144,000
        Income tax refund receivable........................      1,737,000              --
      Increase (decrease) in:
        Accounts payable and accrued expenses...............        237,000       7,958,000
        Income taxes payable................................      1,592,000      (5,378,000)
        6.5% accrued preferred stock dividend...............     (1,541,000)             --
                                                              -------------   -------------
Net cash provided (used in) operating activities............    136,989,000     (63,527,000)
                                                              -------------   -------------
Investing activities:
  Purchases of equipment and improvements...................       (323,000)     (1,319,000)
                                                              -------------   -------------
Net cash used in investing activities.......................       (323,000)     (1,319,000)
                                                              -------------   -------------
Financing activities:
  Net proceeds from convertible preferred stock issuance....     24,000,000              --
  Proceeds from sale of stock or exercise of options........          2,000         235,000
  Proceeds from borrowing...................................             --      20,000,000
  Proceeds from (reductions in) revolving warehouse and
    repurchase facilities...................................   (176,230,000)     38,936,000
  Dividends paid............................................             --      (1,022,000)
  Other.....................................................         (8,000)             --
                                                              -------------   -------------
Net cash provided by (used in) financing activities.........   (152,236,000)     58,149,000
                                                              -------------   -------------
Net decrease in cash and cash equivalents...................    (15,570,000)     (6,697,000)
Cash and cash equivalents at beginning of period............     20,764,000      12,322,000
                                                              -------------   -------------
Cash and cash equivalents at end of period..................  $   5,194,000   $   5,625,000
                                                              =============   =============

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

    The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three months ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

NOTE 2: RESTATEMENT OF THE RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    In December 1998, the Financial Accounting Standards Board ("FASB") issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the residual interests and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements.

    The Company had historically used the cash-in method to account for its residual interests. However, during the three months ended December 31, 1998, the Company retroactively changed its practice of measuring and accounting for residual interests to the cash-out method in response to the FASB's Special Report and to public comments from the Securities and Exchange Commission released on December 8, 1998.

    Under the cash-in method previously used by the Company, the assumed discount period for measuring the present value of the residual interests ended when the cash flows were received by the securitization trust; and, the initial deposits to overcollateralization accounts were recorded at face value. Under the cash-out method now required by the FASB and Securities and Exchange Commission, the assumed discount period for measuring the present value of the residual interests ends when cash, including the return of any initial deposits, is distributed to the Company on an unrestricted basis. The change to the cash-out method results only in a difference in the timing of revenue recognition from a securitization and has no effect on the total cash flows of securitization transactions. While the total amount of revenue recognized over the term of a securitization is the same under either method, the cash-out method results in lower initial gains on the sale of loans due to the longer discount period, and higher subsequent interest revenue resulting from the impact of discounting cash flows.

                          AAMES FINANCIAL CORPORATION

NOTE 2: RESTATEMENT OF THE RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

    Accordingly, the Company's condensed consolidated results of operations of all periods prior to December 31, 1998 as presented herein have been restated to reflect the cash-out method of accounting and reporting for its residual interests.

    As used throughout this document, residual interests includes overcollateralization amounts.

    The restatement resulted in the following changes to financial information as of and for the three months ended September 30, 1998 (Unaudited. Dollars in thousands, except per share amounts):

                                                                 THREE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
Revenue:
  Previous..................................................        $61,767
  As restated...............................................         57,761
Net income (loss):
  Previous..................................................            448
  As restated...............................................         (2,156)
Earnings (loss) per share:
  Basic:
    Previous................................................           0.01
    As restated.............................................          (0.07)
  Diluted:
    Previous................................................           0.01
    As restated.............................................          (0.07)
Residual interests (end of period):
  Previous..................................................        589,056
  As restated...............................................        521,431
Stockholders' equity (end of period):
  Previous..................................................        345,063
  As restated...............................................        301,107

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

NOTE 4: STOCKHOLDERS' EQUITY

    On August 3, 1999, the Company received $25.0 million of additional capital (the "Additional Investment") from a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda

                          AAMES FINANCIAL CORPORATION

NOTE 4: STOCKHOLDERS' EQUITY (CONTINUED)

limited partnership ("Capital Z") at which time the Company issued 25,000 additional shares of Series C Convertible Preferred Stock for $1,000 per share. Net proceeds to the Company from the Additional Investment, after issuance expenses, was $24.8 million.

    On September 24, 1999, the Company effected a 1,000-for-1 stock split to the then outstanding shares of its Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. All authorized and outstanding Series B and Series C Convertible Preferred Stock share amounts in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the stock split.

    On October 7, 1999, the Company received $4,159,266 of capital from existing holders of the Company's Common Stock in connection with its rights offering of up to 31,016,964 shares of Series C Convertible Preferred Stock to stockholders (the "Rights Offering"). On October 27, 1999, the Company received $20,840,734 of capital from Capital Z in connection with Capital Z's standby commitment to purchase up to $25.0 million unsubscribed shares in the Rights Offering (the "Standby Commitment"). The Company issued an aggregate of 25.0 million shares of Series C Convertible Preferred Stock in the Rights Offering and pursuant to the Standby Commitment of which net proceeds, after issuance expenses, were approximately $24.0 million. Proceeds from the Rights Offering and the Standby Commitment are reflected in accounts receivable and stockholders' equity in the accompanying condensed consolidated balance sheet at September 30, 1999, pursuant to the FASB's Emerging Issues Task Force ("EITF") Issue No. 85-1. EITF 85-1 provides guidance on recording capital proceeds as an asset if a binding agreement exists at a balance sheet date requiring that the capital be infused; and, if such capital is realized in cash prior to the issuance of the financial statements.

    The following table sets forth information regarding net income (loss) per common share for the three months ended September 30, 1999 and 1998 (unaudited):

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 1999          1998
                                                              -----------   -----------
                                                                            (RESTATED)
Basic net income (loss) per common share:
  Net income (loss).........................................  $   791,000   $(2,156,000)
  Less: Accrued dividends on Series B and C Convertible
    Preferred Stock.........................................   (1,541,000)           --
                                                              -----------   -----------
  Net income (loss) available to common stockholders........     (750,000)   (2,156,000)
  Weighted average number of common shares outstanding......   31,009,000    30,977,000
                                                              -----------   -----------
Basic net income (loss) per common share....................  $     (0.02)  $     (0.07)
                                                              ===========   ===========

Diluted net income (loss) per common share:
  Net income (loss) available to common stockholders........  $  (750,000)  $(2,156,000)
  Weighted average number of common shares outstanding......   31,009,000    30,977,000
                                                              -----------   -----------
Diluted net income (loss) per common share..................  $     (0.02)  $     (0.07)
                                                              ===========   ===========

NOTE 5: RECLASSIFICATIONS

    Certain amounts related to fiscal year 1999 have been reclassified to conform to the fiscal year 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this
Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales,
(c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's plans to address the Year 2000 problem and (g) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "--Recent Developments" and "--Risk Factors" and the other portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 1999, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2000, and any current reports on Form 8-K filed by the Company.

RECENT DEVELOPMENTS

    During the three months ended September 30, 1999, the Company recorded net income of $791,000 compared to a net loss of $2.2 million in the comparable period a year ago. The first quarter of fiscal 2000 is the Company's first profitable quarter since June 30, 1998. The Company believes the results for the September 1999 quarter are an important first step in its turn-around efforts in response to the global economic crises that existed in early fiscal 1999 and the continuing effects of those crises on the credit, capital and asset-backed markets.

    The Company increased its loan production to $523.5 million for the September 1999 quarter from $516.6 million for the quarter-ended June 30, 1999. Although loan production for the September 1999 quarter has not yet recovered to the production levels of $725.1 million for the comparable quarter in the prior year, $133.3 million of the $201.6 million decrease is due to a decline in correspondent production, primarily as a result of the Company's previously announced plans to focus on its core retail and broker production.

    The Company sold $692.7 million of loans during the September 1999 quarter, compared to $695.8 million of loans sold during the quarter-ended September 30, 1998. The Company's loan dispositions during the September 1999 quarter included a $400.0 million securitization, its first since the September 1998 quarter, and whole loan sales totaling $292.6 million, reflecting the Company's strategy of disposition of loans through a combination of securitizations and whole loan sales. The Company's loan dispositions during the quarter ended September 30, 1998 included a $650.0 million securitization, and whole loan sales totaling $45.8 million.

    By completing the securitization of servicing retained mortgage loans during the most recent quarter, the Company also increased its servicing portfolio, net of run-off, by $29.0 million from the prior quarter to $3.9 billion, the first increase since the quarter ended September 30, 1998, when the portfolio stood at $4.4 billion.

    The Company also increased its borrowing capacity to fund its loan originations by adding an additional $250.0 million revolving repurchase facility in October 1999, increasing its committed warehouse capacity from $590.0 million to $840.0 million.

    The Company also completed the final phase of its recapitalization through the successful completion of the Rights Offering to its stockholders for $4.2 million and the Standby Commitment from Capital Z for $20.8 million.

    Effective October 25, 1999, the Board of Directors appointed A. Jay Meyerson as the Company's Chief Executive Officer replacing Mani A. Sadeghi, a director of the Company, who was serving as the Company's Chief Executive Officer on an interim basis. Mr. Meyerson was also appointed to the Board of Directors, effective November 1, 1999, to replace George W. Coombe who resigned.

    The Company believes that these efforts will enable it to resume its growth strategy. This growth strategy consists of: (i) continuing to focus on its core loan production units; (ii) increasing its servicing portfolio and servicing capabilities; and (iii) diversifying its funding sources to become self-financing (i.e., the ability to obtain sufficient lines of credit to provide financing for assets created by the Company and the reduction of reliance on the public equity and debt markets). In particular, the Company intends to employ the following strategies:

    FOCUS ON CORE LOAN PRODUCTION. The Company intends to evaluate expansion opportunities in its retail and broker operations by improving market penetration in existing locations and evaluating other potential locations and by building new relationships with independent mortgage brokers, with the goal of increasing market share in these areas. The Company regularly reviews its loan offerings and introduces new loan products to further meet the needs of its customers and increase its core loan production volume. However, no assurance as to the Company's ability to accomplish this goal can be given.

    INCREASE SERVICING PORTFOLIO; INCREASE MARGINS AND DEVELOP SUBSERVICING CAPABILITIES. The Company plans to continue to build the size of its servicing portfolio to provide a stable and significant source of recurring revenue. At September 30, 1999, the Company's servicing portfolio was $3.9 billion. The Company expects to increase the size of its loan servicing portfolio by continuing to increase loan originations and purchases, completing new securitizations and subservicing on behalf of third parties. However, no assurance as to the Company's ability to accomplish this goal can be given.

    CONTINUE TO DIVERSIFY FUNDING SOURCES AND BECOME SELF-FINANCING. The Company intends to continue to expand and diversify its funding sources by adding additional warehouse or repurchase facilities, disposing of a portion of its loan production for cash in the whole loan market, and developing new sources for working capital. However, no assurance as to the Company's ability to accomplish this goal can be given.

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

GENERAL

    The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans primarily through a broker network. The Company has substantially completed consolidating its loan production channels into one company and the retail and broker production channels (including One Stop) now operate under the name "Aames Home Loan."

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

    LOAN ORIGINATION. The Company originates and purchases loans nationally through three production channels--retail, broker and correspondent. In recent quarters, the Company has emphasized its core retail and broker loan production channels and decreased its reliance on correspondent purchases. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases.

    The following table presents the volume of loans originated and purchased by the Company during the periods presented:

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Loans originated and purchased:
  Broker Network.................................  $331,546,000   $350,801,000(1)
  Retail.........................................   179,216,000    228,177,000
  Correspondent..................................    12,762,000    146,079,000
                                                   ------------   ------------
    Total........................................  $523,524,000   $725,057,000
                                                   ============   ============

------------------------

(1) Includes $14.4 million of commercial loans.

    Total loan production for the three months ended September 30, 1999 was $523.5 million, up $6.9 million, or 1.3%, from the $516.6 million reported for the quarter ended June 30, 1999. Loan origination from the Company's core retail and broker channels increased to $510.8 million during the September 1999 quarter, up $7.5 million, or 1.5%, from the $503.3 million reported for the three months ended June 30, 1999. Correspondent production during the three months ended September 30, 1999 was approximately $12.8 million as compared to $13.3 million during the quarter ended June 30, 1999.

    Total origination for the three months ended September 30, 1999 of $523.5 million was down $201.6 million from loan origination levels reported for the three months ended September 30, 1998. Of the $201.6 million decline, $133.3 million resulted from the decrease in correspondent production to $12.8 million during the September 1999 quarter from $146.1 million in the comparable quarter a year ago. This decline reflects the Company's previously reported decision to decrease its reliance on this channel for loan production. The Company's core retail and broker channels had loan origination volume of $510.8 million for the September 1999 quarter compared to $579.0 million in the comparable quarter a year ago. This decline in production volume is due to a number of factors including the closure of unprofitable branches and increased pricing and other underwriting changes in response to adverse conditions in the mortgage refinance market. The Company expects such adverse market conditions to continue which could adversely impact the Company's future loan production.

    The following table sets forth the number of retail branch and broker offices operated by the Company at September 30, 1999 and 1998:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
Retail branch offices.......................................    102            109
Broker offices..............................................     35             51

    The decline in the number of retail branches reflects the Company's cost saving efforts in closing smaller, less productive centralized retail channel branch offices. The decline in the number of broker offices reflects the Company's decision, as part of its cost reduction efforts, to close unprofitable branches and to regionalize its back office operations including the underwriting, loan processing and appraisal review functions while maintaining its national network of loan officers dealing with individual loan brokers within its markets across the country.

    LOAN SECURITIZATIONS AND SALES. As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the three months ended September 30, 1998 and the preceding quarters, the Company had historically and primarily relied upon securitizations for its loan dispositions. During the three quarters ended June 30, 1999, the asset-backed market remained weak, and inaccessible to, or impracticable for, the Company. Therefore, the Company relied solely upon whole loan sales for cash during that period. The Company's loan dispositions during the three months ended September 30, 1999 reflected a combination of securitizations and whole loan sales. The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three months ended September 30, 1999 and 1998:

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Loans pooled and sold in securitizations.........  $400,065,000   $649,999,000
Whole loan sales.................................   292,601,000     45,766,000
                                                   ------------   ------------
      Total loans securitized and sold...........  $692,666,000   $695,765,000
                                                   ============   ============

    LOAN SERVICING. The Company retains the servicing on the loans it originates or purchases and securitizes. In April 1999, the Company entered into a subservicing arrangement with a loan servicing company with respect to $388.0 million in principal of loans (at September 30, 1999, $375.0 million) primarily to reduce the burden on its cash resources used under its obligation to advance interest on delinquent loans in its servicing portfolio.

    The following table sets forth certain information regarding the Company's servicing portfolio at September 30, 1999 and 1998:

                                                         SEPTEMBER 30,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
                                                         (IN THOUSANDS)
Servicing portfolio..............................  $3,870,000(1)   $4,441,000(2)
Serviced in-house................................   3,495,000(1)    4,387,000(2)

------------------------

(1) Includes $188.0 million of loans subserviced for others by the Company on an interim basis.

(2) Includes $35.4 million of loans subserviced for others by the Company on an interim basis.

CERTAIN ACCOUNTING CONSIDERATIONS

    NEW ACCOUNTING DEVELOPMENT. In December 1998, the FASB issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the residual interests and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The Special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements.

    The Company has historically used the cash-in method to account for its residual interests. However, during the three months ended December 31, 1998, the Company retroactively changed its practice of measuring and accounting for its residual interests to the cash-out method in response to the FASB's Special Report and to public comments from the Securities and Exchange Commission released on December 8, 1998.

    Under the cash-in method previously used by the Company, the assumed discount period for measuring the present value of the residual interests ended when the cash flows were received by the securitization trust; and, the initial deposits to overcollateralization accounts were recorded at face value. Under the cash-out method now required by the FASB and Securities and Exchange Commission, the assumed discount period for measuring the present value of the residual interests ends when cash, including the return of any initial deposits, is distributed to the Company on an unrestricted basis. The change to the cash-out method results only in a difference in the timing of revenue recognition from a securitization and has no effect on the total cash flows of securitization transactions. While the total amount of revenue recognized over the term of a securitization is the same under either method, the cash-out method results in lower initial gains on the sale of loans due to the longer discount period, and higher subsequent interest income resulting from the impact of discounting cash flows.

    Accordingly, the Company's condensed consolidated results of operations for all periods prior to the quarter ended December 31, 1998 as presented herein have been restated to reflect the cash-out method of accounting and reporting for its residual interests. The restatement resulted in the following changes to financial information as of and for the three months ended September 30, 1998 (Unaudited. Dollars in thousands, except per share amounts):

                                                            THREE MONTHS ENDED
                                                            SEPTEMBER 30, 1998
                                                            ------------------
Revenue:
  Previous................................................       $61,767
  As restated.............................................        57,761
Net income (loss):
  Previous................................................           448
  As restated.............................................        (2,156)
Earnings (loss) per share:
  Basic:
    Previous..............................................          0.01
    As restated...........................................         (0.07)
  Diluted:
    Previous..............................................          0.01
    As restated...........................................         (0.07)
Residual interests (end of period):
  Previous................................................       589,056
  As restated.............................................       521,431
Stockholders' equity (end of period):
  Previous................................................       345,063
  As restated.............................................       301,107

    ACCOUNTING FOR SECURITIZATIONS. The Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales. The Company sold $292.6 million of loans in whole loan sales and $400.0 million in a securitization during the September 1999 quarter. During the three months ended September 30, 1998, the Company sold $45.8 million and $650.0 million in whole loan sales and securitizations, respectively. The following discusses certain accounting considerations which arise only in the context of securitization transactions.

    In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated future cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%), a monoline insurance fee, if any, and an estimate for loan losses. In quarters where the Company engaged in a securitization transaction, net gains or losses in valuation of residual interests and mortgage servicing rights include the recognition of a gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the residual interests at the date of sale. Additionally, increases or decreases in valuation of the residual interests are also recognized as net gains or losses. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

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

        RATE OF PREPAYMENT. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors. For the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, i.e. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including
    September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company changed its estimate of prepayment rates from a flat constant prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. The new vectored prepayment rates peak at approximately 29% for fixed and approximately 42% to 57% for adjustable rate loans. These revised prepayment rates result in a weighted average life of approximately 2.9 years.

        DISCOUNT RATE. In order to determine the fair value of the cash flow from the residual interests, the Company discounts the cash flows based upon rates prevalent in the market. For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that a change in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. For the quarters ended December 31, 1998, the Company used a discount rate of 15% to reflect current market conditions and the appropriate rate of return given the inherent risk of the related asset.

        CREDIT LOSSES. In determining the estimate for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations, the loan-to-value ratios, credit grades of the loans included in the current securitizations and other industry data. For the quarters up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of approximately 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considers in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. Accordingly, the Company increased its prospective cumulative loan loss estimate which currently is 2.4% of the balance of the loans in the securitization pools. The recent increase in losses on liquidations principally reflects losses in the portfolio of lower credit grade correspondent loans purchased in bulk sales, together with the Company's efforts to improve its liquidity by accelerating delinquent loan loss resolution through early disposition of REO and acceptance of less than full principal payoffs in certain cases. The Company has also incurred losses during the three months ended September 30, 1999 on mortgage loans having lower than average balances and secured by properties having low appraised values. Although such loans were originated by correspondents and brokers with whom the Company has since ceased doing business, the Company may incur continued losses on these loans. While the Company has eliminated its bulk purchase program, the seasoning of the lower grade bulk portfolio may continue to contribute to increased losses over time. The Company believes that its practice of early disposition of REO and accepting short principal payoffs in certain cases is more cost effective than incurring longer-term, and generally higher costs (including interest advances in the securitizations) associated with extended REO holding periods or with migration of delinquent loans through the foreclosure process.

        The Company believes its efforts in early problem credit intervention result in higher loss trends in the near term, but do not increase the absolute level of losses. The Company closely monitors its residual interests and should higher losses continue, it will incorporate this factor into its normal quarterly valuation of its residual interests.

    The residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, discount rate and loss assumptions in relation to its actual experience and current rates of prepayment and loss prevalent in the industry and may adjust or take a charge to earnings through an adjustment to net gain or loss on valuation of residual interests. In its regular quarterly review of its residual interests, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data and determined that no adjustment of its assumptions (rate of prepayment, discount rate and credit loss) was warranted.

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights ("MSRs") assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The Company uses an interest rate of 15% to discount these cash flows. The capitalized cost basis allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of capitalized servicing rights. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date.

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    The following table sets forth information regarding the components of the Company's revenue and expenses for the three months ended September 30, 1999 and 1998:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
                                                                   (RESTATED)
Revenue:
  Gain on sale of loans............................  $21,797,000   $24,872,000
  Commissions......................................   10,316,000     9,988,000
  Loan service.....................................    3,755,000     6,269,000
  Interest income and fees.........................   25,070,000    16,632,000
                                                     -----------   -----------
Total revenue......................................   60,938,000    57,761,000
                                                     -----------   -----------
Expenses:
  Compensation.....................................   23,112,000    23,794,000
  Production.......................................    8,641,000    10,930,000
  General and administrative.......................   14,271,000    13,588,000
  Interest.........................................   13,548,000    12,682,000
                                                     -----------   -----------
Total expenses.....................................   59,572,000    60,994,000
                                                     -----------   -----------
Income (loss) before income taxes..................    1,366,000    (3,233,000)
Provision (benefit) for income taxes...............      575,000    (1,077,000)
                                                     -----------   -----------
Net income (loss)..................................  $   791,000   $(2,156,000)
                                                     ===========   ===========

REVENUE

    Total revenue for the three months ended September 30, 1999 was $60.9 million, up modestly from $57.8 million for the three months ended September 30, 1998. During the three months ended September 30, 1999, the Company executed a $400.0 million securitization and sold $292.6 million of loans in whole loan sales. In the comparable quarter a year ago, the Company consummated a $650.0 million securitization and sold $45.8 million in whole loan sales. The increase in whole loan sales reflects the Company's intention to dispose a portion of its loan production for cash in the whole loan market in its efforts to diversify its funding sources. See "--General."

    Gain on sale for the three months ended September 30, 1999 was $21.8 million, a $3.1 million decline from the $24.9 million gain on sale reported in the comparable period a year ago. Included in gain on sale for the quarter ended September 30, 1998 is the hedge loss of $15.3 million, comprised of a $10.7 million realized loss and a valuation charge recorded for contracts which subsequently expired in December 1998. During the three months ended September 30, 1998, the Company, as it had historically, hedged its fixed rate pipeline by purchasing hedges against U.S. Treasury securities. Changes in Treasury rates were generally reflected in the pass-through rates of the fixed portion of the Company's securitizations. However, unsettled market conditions during the quarter ended September 30, 1998 resulted in a $15.3 million loss on the Company's hedge position without an equivalent benefit from reductions in the pass-through rate paid on certificates sold in the fixed rate portion of that quarter's securitization. During the three months ended September 30, 1999, the Company had no hedge positions in place. Gain on sale for the quarter ended September 30, 1999 reflects gains recorded on substantially the same volume of loans sold compared to the quarter ended September 30, 1998 ($692.6 million compared to $695.7 million); however, the gain on sale for the quarter ended September 30, 1999 reflects the lower gain on sale recorded on loans sold in whole loan sales and smaller gains recorded on the loan securitization compared to the gain recorded on the securitization during the quarter ended
September 30, 1998. The gain on sale
for the securitization in the quarter ended September 30, 1999 was lower than historical gains due to, among other things, market conditions at the time of the securitization and the Company's adoption of the revised assumptions during the quarter ended December 31, 1998.

    Commission revenue for the three months ended September 30, 1999 was $10.3 million up 3% from the $10.0 million reported in the three months ended September 30, 1998. Included in commission revenue during the three months ended September 30, 1999 and 1998 was $1.7 million and $264,000, respectively, of deferred commission revenue relating to prior period loan origination. The deferred commission revenue recognized during the quarters was due to the mix of the composition of loans being either securitized or sold in whole loan sales in excess of such loans originated during the same periods. For the quarter ended September 1999, commissions, net of the deferred amount recognized was $8.6 million compared to $9.7 million for the comparable period a year ago. Commission revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network, the credit grade of the loans originated and the weighted average commission rate charged on such loans. The decline in commission revenue during the three months ended September 30, 1999 from commission revenue reported in the September 1998 quarter is primarily due to decreased loan production levels reported in the Company's retail units. Commission revenue earned in future periods could be reduced by recent changes in the Company's pricing strategies that place a higher emphasis on coupon rates rather than commissions at origination.

    The Company's loan servicing portfolio at September 30, 1999 decreased to $3.9 billion from $4.4 billion at September 30, 1998 reflecting the Company's reliance on whole loan sales with servicing released from September 1998 until consummation of the $400.0 million securitization in the September 1999 quarter. The Company's loan servicing portfolio at September 30, 1999 increased
$29.0 million, or .7% from the $3.8 billion reported at June 30, 1999, reflecting the Company's $400.0 million securitization during the quarter, net of loan servicing portfolio run-off during the period.

    At September 30, 1999, of the Company's $3.9 billion servicing portfolio, 90.3% was serviced in-house compared to 98.7% of the Company's $4.4 billion servicing portfolio serviced in-house at September 30, 1998. In April 1999, the Company entered into a subservicing arrangement with a loan servicing company with respect to an aggregate of $388.0 million in principal amount of loans. The loan servicing company agreed to make future servicing advances on those loans. The Company entered into the subservicing arrangement primarily to reduce the burden of making servicing advances on those loans. In June 1999, the Company entered into an arrangement with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts. The growth of the Company's servicing portfolio will be impacted by the Company's sales of whole loans on a servicing released basis which will result in lower growth than historical periods when the Company predominately sold its loan production in securitizations. Should prepayments be faster in future periods, such portfolio run off could lead to a smaller servicing portfolio in spite of a return to securitization. Nevertheless, the Company believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing. See "Risk Factors."

    Loan service revenue decreased to $3.8 million in the three months ended September 30, 1999 from $6.3 million during the three months ended
September 30, 1998. Loan service revenue consists of prepayment fees, late charges and other fees retained by the Company; and, servicing fees earned on securitized pools reduced by the amortization of the Company's MSRs. The decrease in loan service revenues during the three months ended September 30, 1999 from the comparable period in 1998 was due primarily to expenses incurred in the September 1999 quarter for subservicing arrangements and monthly servicing advances being handled by third parties that were not in place a year ago. To a lesser extent, the decrease is due to the decline in the balance of loans serviced by the Company during the current quarter when compared to the 1998 quarter.

    The delinquency rate at September 30, 1999 was 14.9% compared to 15.6% at September 30, 1998. The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. At the close of calendar year 1996, the Company started to focus more on higher credit grade loans which the Company believes will cause delinquencies in the Company's servicing portfolio to decrease in the future. The Company's sale of loans in the whole loan market on a servicing released basis diminishes growth of the servicing portfolio. The seasoning of the old portfolio with slow or no growth in the portfolio could cause delinquency rates to rise.

    During the quarter ended September 30, 1999, REO losses increased to $19.5 million from $8.6 million in the comparable prior year period primarily due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. The Company has eliminated its bulk purchase program; however, the seasoning of the lower credit grade bulk portfolio may continue to contribute to an increase in losses over time. Further, the adverse market conditions that have existed since the fall of 1998 have resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company closely monitors its residual interests and should high losses continue, it will incorporate this factor into its normal quarterly valuation of its residual interests.

    The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio for the periods indicated:

                                                     YEAR ENDED                THREE MONTHS ENDED
                                                      JUNE 30,                    SEPTEMBER 30,
                                         ----------------------------------   ---------------------
                                            1999        1998        1997        1999        1998
                                         ----------   ---------   ---------   ---------   ---------
                                                     (DOLLARS IN THOUSANDS)
Percentage of dollar amount of
  delinquent loans to loans serviced
  (period end) (1)(2)(3)(4)
One month..............................         2.4%        3.8%        4.3%        2.1%        3.9%
Two months.............................         1.0%        1.3%        1.9%        0.9%        1.3%
Three or more months:
Not foreclosed (4)(5)..................        10.3%        9.0%        8.1%        9.9%        8.8%
Foreclosed (6).........................         2.0%        1.5%        1.0%        2.0%        1.6%
                                         ----------   ---------   ---------   ---------   ---------
  Total................................        15.7%       15.6%       15.3%       14.9%       15.6%
                                         ==========   =========   =========   =========   =========
Percentage of dollar amount of loans
  foreclosed during the period to
  servicing portfolio(4)(8)............         2.9%        2.0%        1.5%        0.9%        0.6%
Number of loans foreclosed during the
  period(6)............................       1,680       1,125         560         478         346
Principal amount of foreclosed loans
  during the period....................  $  122,445      84,613      48,029      33,877      25,731
Net losses on liquidations during the
  period(7)............................  $   51,730      26,488       5,470      19,479       8,627
Percentage of annualized losses to
  servicing portfolio(4)(8)............         1.2%        0.7%        0.2%        2.0%        0.8%
Servicing portfolio at period end......  $3,841,300   4,147,000   3,174,000   3,870,000   4,441,000

------------------------

(1) Delinquent loans are loans for which more than one payment is due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3) At September 30, 1999, the dollar volume of loans delinquent more than 90 days in 11 of the Company's REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. Four of those REMIC trusts have also exceeded certain loss limits. See "--Certain Accounting Considerations" and "--Risk Factors".

(4) The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $84 million, $82 million, $-0-, $188 million, and $35 million for the periods ended June 30, 1999, June 30, 1998, June 30, 1997, September 30, 1999, and,
    September 30, 1998, respectively.

(5) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded

(6) Represents properties acquired following a foreclosure sale and still serviced by the Company.

(7) Represents losses, net of gains, on foreclosed properties sold during the period indicated.

(8) The percentages for periods subsequent to June 30, 1998 were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicers during the related periods indicated.

    Interest income and fees during the three months ended September 30, 1999 increased to $25.1 million, up $8.5 million, or 50.7% from $16.6 million during the comparable three month period in 1998. Interest income and fees includes interest income on loans held for sale, accretion income associated with the Company's residual interests and fees and other income such as closing, appraisal, underwriting and other fees. Interest income increased during the current quarter from a year ago due primarily to increased accretion on the Company's residual interests due, in part, to the use of a higher discount rate in the September 1999 quarter offset by decreases in other fees and interest income earned on loans held for sale. The decrease in other fees during the three months ended September 30, 1999 was directly related to that quarter's lower production volumes when compared to the September 1998 quarter. The decline in interest income on loans held for sale was due to the timing of the Company's sales and securitizations during the September 1999 quarter resulting in interest being earned on smaller amounts of loans held by the Company during the period from origination of the loans until the date sold by the Company.

EXPENSES

    Total expenses for the three months ended September 30, 1999 were $59.6 million, down $1.4 million from $61.0 million during the comparable period in 1998. The overall decline is primarily attributable to decreases in compensation and production expenses in the September 1999 quarter brought about by production declines, and to cost reductions achieved from the Company's cost savings plan, partially offset by increases in general and administrative and interest expense.

    Compensation expense declined $682,000 from $23.8 million during the quarter ended September 30, 1998 to $23.1 million during the three months ended September 30, 1999. Compensation expense for the three months ended
September 30, 1999 includes $1.0 million of nonrecurring severance costs, and also includes $2.3 million, compared to $333,000 during the quarter ended September 30, 1998, of deferred direct compensation costs on loans originated in prior periods that were disposed of in either whole loan sales or the securitization during the current quarter. Compensation expense for the three months ended September 30, 1999, net of nonrecurring severance costs and the recognition of the deferred costs in the aggregate amount of $3.3 million, was $19.8 million, or a $4.8 million decline from the comparable amount a year ago. This decrease was primarily due to the Company's reduction in force which occurred in February 1999, a decrease in compensation incentives due to the decline in the Company's loan origination volumes in the current quarter when compared to the 1998 quarter and a reduction in incentive compensation due to the Company's results of operations. Despite the decline in compensation expense in the 1999 quarter from the comparable period a year ago, compensation expense expressed as a percentage of loan origination volume for the three months ended September 30, 1999 was 4.4%, compared to 3.3% for the comparable quarter a year ago. The increase in this percentage during the three months ended
September 30, 1999 from the level in the September 1998 quarter is due principally to the decline in loan origination volume between the two periods.

    Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees is generally related to the Company's loan origination volume. Production expense decreased $2.3 million to $8.6 million during the three months ended September 30, 1999 from $10.9 million during the comparable three month period a year ago. The decrease in production expense during the three months ended September 30, 1999 from the three months ended September 30, 1998 is due primarily to the Company closing smaller, less productive centralized retail channel branch offices and transferring other branches to its decentralized retail channel which has lower advertising costs. As part of its cost reduction efforts, the Company has been exploring ways to improve the efficiency and penetration of its advertising strategies and will continue to closely monitor this expense component. Production expense expressed as a percentage of total loan origination for the three months ended September 30, 1999 and 1998 was 1.6% and 1.5%, respectively. The increase in the percentage of production costs to total loan origination volume for the three months ended September 30, 1999 from the similar percentage in the comparable 1998 period is due principally to the decline between periods in the level of loan originations.

    General and administrative expenses increased 5.0%, or $683,000, to $14.3 million from $13.6 million during the three months ended September 30, 1999 and 1998, respectively. The increase was primarily the result of the Company's decision to use outside professional advisors on specific projects which is expected to decline in the future. The increase in professional costs during the three months ended September 30, 1999 from the comparable quarter a year ago was $1.1 million. Communication expense, primarily telephone costs, for the three months ended September 30, 1999 was down $650,000 from the same quarter a year ago due to cost saving efforts implemented by the Company. Occupancy costs for the three months ended September 30, 1999 increased $209,000 from the same period a year ago. As part of the Company's on-going costs savings program, it ceased activities in certain retail and broker branches that were deemed unprofitable by management or as part of the regionalization of branches in the broker network. The office space for some of the closed branches remains subject to operating leases that management is attempting to sublease or terminate. The Company is also attempting to sublet significant space at its headquarter office located at 350 South Grand Avenue in downtown Los Angeles. If such office space is subleased at lease rates less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant one-time charge.

    Interest expense during the three months ended September 30, 1999 was $13.5 million, an increase of $866,000 from the $12.7 million reported during the comparable period a year ago. This increase in the September 1999 quarter over the September 1998 quarter was primarily the result of increased borrowings at higher rates under various revolving warehouse and repurchase facilities to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing to fund its operations.

INCOME TAXES

    During the three months ended September 30, 1999 and 1998, the Company recorded an income tax provision (benefit) of $575,000 and $(1.1) million, respectively. The tax provision (benefit) for the three months ended
September 30, 1999 and 1998 reflect effective tax rates of 42.0% and (33.0%), respectively. The September 1999 quarter provision for taxes relates to the Company's estimate for taxes on excess inclusion income on its REMIC trusts. The September 1998 quarter tax benefit is due to the net operating loss incurred during that period and is net of a tax valuation adjustment to account for estimated nonrealizable deferred tax assets. The investment in the Company by Capital Z resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

FINANCIAL CONDITION

    LOANS HELD FOR SALE. The Company's portfolio of loans held for sale decreased to $384.2 million at September 30, 1999 from $559.9 million at June 30, 1999. The decline is due to the Company's $400.0 million securitization in August 1999 and whole loan sales in the secondary markets in the amount of $292.6 million during the quarter ended September 1999, offset by the Company's loan production during the period.

    ACCOUNTS RECEIVABLE. Accounts receivable, representing servicing fees and advances and other receivables, increased to $76.0 million at September 30, 1999 from $57.0 million at June 30, 1999. The level of servicing related advances, in any given period, is dependent upon portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections. At September 30, 1999, accounts receivable includes $25.0 million of estimated proceeds due from the Rights Offering and the Standby Commitment both of which closed during October 1999. At June 30, 1999, accounts receivable included
$25.0 million of estimated proceeds due from the Additional Investment which closed in August 1999.

    RESIDUAL INTERESTS. Residual interests increased to $357.6 million at September 30, 1999 from $332.3 million at June 30, 1999 reflecting the non-cash gain recognized on the Company's securitization in the quarter ended September, plus accretion during the quarter.

    MORTGAGE SERVICING RIGHTS, NET. Mortgage servicing rights, net, increased to $22.2 million at September 30, 1999 from $20.9 million at June 30, 1999 reflecting the capitalization of mortgage servicing rights on the securitization during the quarter ended September 30, 1999, net of amortization during the quarter.

    EQUIPMENT AND IMPROVEMENTS, NET. Equipment and improvements, net, decreased to $12.3 million at September 30, 1999 from $13.5 million at June 30, 1999 due to depreciation and amortization outpacing current period equipment and improvement acquisitions.

    PREPAID AND OTHER ASSETS. Prepaid and other assets declined to $12.3 million at September 30, 1999 to $16.8 million, which includes the income tax refund receivable, at June 30, 1999.

    BORROWINGS. Amounts outstanding under borrowings at September 30, 1999 remained unchanged from the $281.2 million outstanding at June 30, 1999.

    REVOLVING WAREHOUSE FACILITIES. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $359.8 million at September 30, 1999 from $536.0 million at June 30, 1999, primarily as the result of the decrease in loans held for sale due to whole loan sales and the securitization during the quarter. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

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

    The Company has historically financed its operating cash requirements primarily through: (i) warehouse and repurchase facilities and working capital lines of credit, (ii) the securitization and sale of mortgage loans, and
(iii) the issuance of debt and equity securities.

    WAREHOUSE, REPURCHASE AND WORKING CAPITAL FACILITIES. Prior to the global economic crises that existed in early fiscal 1999, the Company retained access to warehouse and other credit facilities with borrowing limits aggregating in excess of $1.0 billion. However, during the September 1998 quarter, changes in advance rates imposed by lenders effectively limited the Company to a single $300.0 million committed warehouse line until the initial investment by Capital Z on February 10, 1999. The Company replaced that line, which expired on April 8, 1999, with new committed revolving warehouse and repurchase facilities in the amount of $390.0 million, and an uncommitted warehouse line of $100.0 million obtained on February 10, 1999 and a committed repurchase line in the amount of $200.0 million obtained in April 1999. Of the $590.0 million of committed facilities available at September 30, 1999, $90 million expires on February 9, 2000, $300.0 million expires on March 31, 2000 and the remaining $200.0 million expires on April 7, 2000. In October 1999, the Company added an additional $250.0 million committed revolving repurchase facility which expires on October 29, 2000.

    During the quarter-ended September 30, 1999, two of the Company's revolving warehouse and repurchase lines required the Company to have cash and cash equivalents on and after October 1, 1999 of $15.0 million. During the quarter ended September 30, 1999, these two facilities were amended to extend the requirements to October 31, 1999. The Company complied with these requirements by consummating the Rights Offering and the Standby Commitment. All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity and net earnings levels. If the Company is unable to meet these tests or for any other reason is unable to maintain existing warehouse or repurchase lines, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    The Company has historically relied on working capital lines to help it fund its servicing advance obligations. In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization trusts. Further, the loan service company assumed the obligations to make all future advances on those two trusts. The Company also sold to the loan servicing company the outstanding servicing advances on those two trusts for approximately $13 million. In June 1999, the Company entered into an arrangement with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts. As a result of this arrangement, the Company received approximately $50.0 million for certain servicing advances carried on its books. Part of these proceeds were used to pay off a working capital line which was terminated in the quarter ended June 1999. The Company has no existing working capital lines available. Working capital for the Company's needs is provided through cash on hand, including the cash raised in the Rights Offering and from the Standby Committment.

    Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Warehouse indebtedness is not included in the indebtedness limitations. The Company's new repurchase and warehouse facilities contain similar limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of residual and servicing advance financing the Company may incur on such assets allocable to post-September 1996 securitizations is limited to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million.

    THE SECURITIZATION AND SALE OF MORTGAGE LOANS. The Company securitized $400.0 million and $650.0 million during the quarter ended September 30, 1999 and September 30, 1998, respectively. The gain on sale recognized in the quarter ended September 30, 1999 was lower than historical gains due, among other things, to market conditions at the time of the securitization, and the Company's adoption of the revised assumptions during the quarter ended
December 31, 1998. See "--Certain Accounting Considerations--Accounting for Securitizations." In connection with securitization transactions completed during these periods, the Company was required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally required that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates for those pools exceed the specified limit. As of September 30, 1999, the Company was required to maintain an additional $70.6 million in overcollateralization amounts as a result of the level of its delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at September 30, 1999, $26.9 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

    The Company sold loans for cash in whole loan sales with servicing released of $292.6 million and $45.8 million during the three months ended September 30, 1999 and 1998, respectively. The Company's ability to sell loans originated and purchased by it in the secondary market is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "--Risk Factors--A Prolonged Interruption or Reduction in the Secondary Market Would Hurt Our Financial Performance."

    THE ISSUANCE OF DEBT AND EQUITY SECURITIES. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional equity and debt sources. In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In the private placement, the Company also issued warrants to purchase an aggregate additional 6.3 million shares (as adjusted) of the Company's common stock at an exercise price of $7.67 (as adjusted), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in April 2001. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At September 30, 1999, under the most restrictive of such covenants, the Company had no money available for the payment of such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

    The Company has raised $127.9 million through the sale of preferred stock in several phases to Capital Z and its designees, certain members of the Company's management and holders of the Company's common stock. The Company raised
$76.8 million in February 1999, $25.0 million in August 1999 and $25 million ($4.2 million in the Rights Offering and $20.8 million pursuant to the Standby Commitment) in October 1999 which was accrued at September 30, 1999. In
October 1999, the Company also issued $1.1 million of preferred stock to certain management investors. In connection with the sale of stock to Capital Z, the Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 2.5 million shares of the Company's common stock for $1.00 per share.

    The Company's primary sources of liquidity are expected to be fundings under warehouse and repurchase facilities, whole loan sales and the monetization of the Company's servicing advances and residual interests. The Company's primary and potential sources of liquidity as described above (assuming access to working capital financing, access to securitization and whole loan markets, and the achievement of cost savings through the implementation of the cash savings plans which by no means can be assured) are expected to be sufficient to fund the Company's liquidity requirements through at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. If the Company's access to warehouse lines, working capital or the securitization or whole loan markets is restricted, or the cash savings are not realized, the Company may have to seek additional equity. Further, if available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and dispose of.

YEAR 2000 COMPLIANCE AND TECHNOLOGICAL ENHANCEMENT

    Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 9 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third party liability.

    The Company's Year 2000 compliance program consists of four phases--inventory, risk assessment process, corrective action and testing. The Company has completed the inventory phase which included the identification of all computer hardware and software, electronic data exchanges, operating systems, communications systems and non-information items. As a corollary to the inventory phase, the Company has made inquiries of its significant vendors as to their Year 2000 readiness. The Company has also completed the risk assessment process of assigning risk factors to each system used by the Company to determine the priority and resource allocation of its Year 2000 efforts. In addition, the Company has completed the corrective action and testing phases with respect to mission critical systems. The Company will complete any remaining testing and compliance by the end of 1999.

    COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company has completed the conversion of its major in-house computer systems to vendor-supported systems. These conversions were planned to upgrade and improve functionality rather than as a result of Year 2000 issues. Other than costs associated with the conversion of these in house systems which have been completed, the Company anticipates that costs relating to Year 2000 issues will not be material since the Company primarily relies on third party software for its primary information technology systems and does not require significant internal reprogramming resources to change program codes.

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

    Another Year 2000 risk relates to the Company's two vendor supported loan origination systems for its different production channels. In the event of Year 2000 issues with respect to the software used with either such system, the Company's ability to originate loans would be diminished and may result in reduced loan production until the problem is resolved. The Company intends to rely on the vendors' assurances and Company testing to minimize the risk of non-compliance of these systems.

    CONTINGENCY PLAN. The Company has no reason to believe that its most significant systems will not be Year 2000 compliant. If testing indicates any of the systems are not compliant, the Company will implement its contingency plan.

RISK MANAGEMENT

    The Company is currently re-evaluating its current hedging policy, and at September 30, 1999 had no hedge transactions in place. While the Company monitors the interest rate environment and has employed fixed rate hedging strategies, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

    SALE OF LOANS--SECURITIZATIONS AND WHOLE LOAN SALES--INTEREST RATE
RISK. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. In the past, the Company mitigated exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization or whole loan sale. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

    At September 30, 1999, the Company did not have any hedge transactions in place. At September 30, 1998, the Company had outstanding notional balances of Treasury swap agreements in the amount of $85 million. This position, which was terminated by the Company on December 31, 1998, had a market value at September 30, 1998 of $80 million. The Company recorded the related hedge loss at September 30, 1998 for the $4.6 million shortfall in the gain on sale for that period. The Company had a similar swap agreement in the notional amount of $250 million which expired on September 30, 1998 and had a market value at June 30, 1998 of $248 million. Due to market conditions in the quarter ended September 30, 1998, this position deteriorated to a loss of $10.7 million which was recorded in gain on sale during the three months ended September 30, 1998. During the three months ended September 30, 1999, there were no hedge losses in gain on sale.

    The Company also had LIBOR cap contracts outstanding at September 30, 1998 in the notional amount of $7.2 million. These positions were valued at par at September 30, 1998 as their contractual cap (strike price) exceeded the LIBOR market rate at September 30, 1998. The September 30, 1998 position expired December 23, 1998. These instruments had no negative risk above the original premiums paid in cash.

    RESIDUAL INTERESTS AND MSRS.  The Company had residual interests of
$357.6 million and $332.3 million outstanding at September 30, 1999 and June 30, 1999, respectively. The Company also had MSRs outstanding at September 30, 1999 and June 30, 1999 in the amount of $22.2 million and $20.9 million, respectively. Both of these instruments are valued at market at September 30, 1999 and June 30, 1999. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% both at September 30, 1999 and June 30, 1999. The weighted average life used for valuations at September 30, 1999 and June 30, 1999 was 2.86 years.

    These assets are subject to risk in accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of trade receivables, accounts payable and trade receivables sold under agreements to repurchase. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company's long-term debt approximate fair value when valued using available quoted market prices.

    CREDIT RISK. The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

    The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the combined loan-to-value ratio ("CLTV") permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. In some cases, the Company originates loans up to 97% CLTV that are insured down to approximately 67% with mortgage insurance. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

    WAREHOUSING EXPOSURE. The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. As both September 30, 1999 and June 30,

1999, the Company had total warehouse and repurchase facilities available in the amount of $590 million; the total outstanding related to these facilities was $359.8 million and $536.0 million at September 30, 1999 and June 30, 1999, respectively. Warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

RISK FACTORS

    IF OUTSIDE SOURCES OF CASH ARE NOT SUFFICIENT, OUR ABILITY TO MAKE AND SERVICE LOANS WILL BE IMPAIRED AND OUR REVENUES WILL SUFFER.

    We operate on a negative cash flow basis, which means our cash expenditures exceed our cash earnings. Therefore, we need continued access to short- and long-term external sources of cash to fund our operations.

    Our primary uses of cash include:

    - mortgage loan originations and purchases before their securitization or sale in the secondary market;

    - fees, expenses and hedging costs, if any, incurred for the securitization of loans;

    - cash reserve accounts or overcollateralization required in the securitization of loans;

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

    Our primary sources of cash are expected to be warehouse and repurchase facilities, transactions by which we monetize our servicing advance receivables, and/or residual interests, securitizations and whole loan sales.

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

    A majority of our securitization transactions were credit-enhanced by an insurance policy issued by a monoline insurance company. That insurance policy protects the securitization investor against certain losses. The monoline insurance company can terminate us as servicer if delinquencies or losses are over a specified limit. Additionally, the agreements entered into in connection with our 1999 securitizations provide that our rights and obligations to service the loans will periodically cease unless renewed by the monoline insurance carrier for successive periods.

    At September 30, 1999, the dollar volume of loans delinquent more than 90 days in 11 of our securitization trusts formed in December 1992, during the period from March 1995 to March 1997 and in December 1997 exceeded the permitted limit in the related securitization agreements.

    We have implemented various plans to lower the delinquency rates in our future trusts, including diversifying the loans we originate and purchase to include higher credit grade loans. The delinquency rate at September 30, 1999 was 14.9% and at June 30, 1999 was 15.6%.

    Four of the ten trusts referred to above, which represent in the aggregate 14.6% of the dollar volume of our servicing portfolio, exceeded loss limits at September 30, 1999. The limit that has been exceeded provides that losses may not exceed a certain threshold, which ranges from .50% to .77% of the original pool balances in the relevant securitization trusts, on a rolling 12 month basis. During the three months ended September 30, 1999, one additional trust exceeded the delinquency level and one of the four trusts that exceeded its loss limit was cured.

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

    HIGH DELINQUENCIES ON THE LOANS IN OUR SERVICING PORTFOLIO MAY HURT OUR CASH FLOWS.

    High delinquency rates hurt our cash flows. When delinquency rates exceed the limit specified in the securitization agreement, our right to receive cash from the trust is delayed. When delinquency rates exceed the specified amount, we are required to use the cash flows from the trust to make accelerated payments of principal on the certificates or bonds issued by the trust. These accelerated payments increase the overcollateralization levels. The overcollateralization level represents the amount that the principal balance of the loans in the trust exceeds the principal balance of the certificates or bonds issued by the trust. We do not receive distributions from the trust until after the required overcollateralization levels are met. Generally, provisions in the securitization agreements have the effect of requiring the overcollateralization amount to be increased up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of September 30, 1999, we were required to maintain an additional
$70.6 million in overcollateralization amounts as a result of the level of the delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at September 30, 1999, $26.9 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

    High delinquency rates also negatively affect our cash flows because we act as servicer of the loans in the trust. As the servicer, we are required to use our cash to advance to the trust past due interest.

    HIGH DELINQUENCIES AND LOSSES MAY HURT OUR EARNINGS.

    Higher delinquency and loss levels may also affect our reported earnings. We apply certain assumptions with respect to expected losses on loans in a securitization trust to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. If actual losses exceed those assumptions, we may be required to take a charge to earnings. The charge to earnings would result in an adjustment to the carrying value of the residual interests strips recorded on our balance sheet.

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

    IF WE ARE UNABLE TO MAINTAIN ADEQUATE FINANCING SOURCES, OUR ABILITY TO MAKE MORTGAGE LOANS WILL BE IMPAIRED AND OUR REVENUES WILL SUFFER.

    We use cash draws under credit facilities, referred to as warehouse and repurchase facilities, to fund new originations and purchases of mortgage loans before securitization or sale. We currently have four committed lines with aggregate borrowing capacity of $840.0 million and one $100.0 million uncommitted warehouse line. Our existing facilities expire between February 2000 and October 2000 and no assurances can be given that we will be able to extend or replace these facilities at the times they mature. We recently entered into a transaction pursuant to which we sold certain accounts receivable representing servicing advances we had previously made and engaged an investment bank to make a substantial portion of future servicing advances on substantially all of the loans in our servicing portfolio. As servicer of the loans we securitize, we are required to advance, or loan, to the trusts delinquent interest. In addition, as servicer, we advance to the trusts foreclosure related expenses, and certain tax and insurance remittances relating to loans serviced. To the extent that we are unable to maintain existing credit facilities, arrange new warehouse, repurchase or other credit facilities or obtain additional commitments to sell whole loans for cash, we may have to curtail making loans. This would have a material adverse effect on our financial position and results of operations and jeopardize our ability to continue to operate as a going concern.

    OUR BUSINESS OPERATIONS MAY BE INTERRUPTED IF WE EXPERIENCE UNEXPECTED YEAR 2000 PROBLEMS.

    Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This Year 2000 problem could result in data corruption, system failures or disruptions of operations. We are subject to potential Year 2000 problem affecting our products and services, our internal systems and the systems of third parties on whom we rely. As part of our overall systems enhancement program, we are using both internal and external resources to identify, correct, reprogram or replace, and test our systems for Year 2000 compliance. It is anticipated that all of our Year 2000 compliance efforts will be completed on time. We use third-party equipment, software and content that may not be Year 2000 compliant. Although we have received assurances from third parties that they are Year 2000 compliant, we generally do not independently verify their Year 2000 compliance. If third parties on whom we rely are not Year 2000 compliant, our business could be adversely affected later this year.

    FASTER THAN EXPECTED PREPAYMENT RATES ON OUR LOANS WILL HURT EARNINGS.

    If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the residual interests may have to be adjusted through a charge to earnings in the period of adjustment. The rate of prepayment of loans may be affected by a variety of economic and other factors. We estimate prepayment rates based on our expectations of future prepayment rates, which are based, in part, on the historic performance of our loans and other considerations.

    OUR OPERATIONS MAY BE HURT BY A SUBSTANTIAL AND SUSTAINED INCREASE OR DECREASE IN INTEREST RATES.

    A substantial and sustained increase in long-term interest rates could, among other things:

    - decrease the demand for consumer credit;

    - adversely affect our ability to make loans; and

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

    - increase our borrowing costs, most of which are tied to those rates; and

    - reduce the gains recorded by us upon the securitization and sale of loans.

    IN AN INCREASING INTEREST RATE ENVIRONMENT, OUR EARNINGS COULD SUFFER BECAUSE OF ADJUSTABLE RATE LOANS THAT WE SECURITIZED.

    The value of our residual interests created as a result of the securitization of adjustable rate mortgage loans is subject to so-called basis risk. Basis risk arises when the adjustable rate, including fixed initial rate, mortgage loans in a securitization trust bear interest based on an index or adjustment period that is different from the certificates or bonds issued by the trust. In the absence of effective hedging or loss mitigation strategies, in a period of increasing interest rates, the value of the residual interests would be adversely affected because the interest rates on the certificates or bonds issued by a securitization trust could adjust faster than the interest rates on our adjustable rate mortgage loans in the trust. Adjustable rate mortgage loans are typically subject to periodic and lifetime interest rate caps, which limit the amount an adjustable rate mortgage loan's interest rate can change during any given period. In a period of rapidly increasing interest rates, the value of the residual interests could be adversely affected in the absence of effective hedging strategies because the interest rates on the certificates or bonds issued by a securitization trust could increase without limitation by caps, while the interest rates on our adjustable rate mortgage loans would be so limited.

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

    To facilitate the sale of certificates or bonds issued by the securitization trust, we must obtain investment grade ratings for the certificates or bonds. To obtain those credit ratings, we credit-enhance the securitization trust. The overcollateralization amount is one form of credit enhancement. Additionally, we either obtain an insurance policy to protect holders of the certificates or bonds against certain losses, or sell subordinated interests in the securitization program.

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

    BECAUSE A SIGNIFICANT AMOUNT OF THE LOANS WE SERVICE ARE IN CALIFORNIA AND FLORIDA, OUR OPERATIONS COULD BE HURT BY ECONOMIC DOWNTURNS OR NATURAL DISASTERS IN THOSE STATES.

    At September 30, 1999, 21.0% and 11.3% of the loans we serviced were collateralized by residential properties located in California and Florida, respectively. Because of these concentrations, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California and Florida economies and their residential real estate markets. Residential real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides. Florida historically has been vulnerable to certain other natural disasters, such as tropical storms and hurricanes. Such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

    When borrowers are delinquent in making monthly payments on loans included in a securitization trust, as servicer of the loans in the trust, we are required to advance interest payments with respect to such delinquent loans. These advances require funding from our capital resources, but have priority of repayment from collections or recoveries on the loans in the related pool in the succeeding month. In connection with our whole loan sales, we may be obligated in certain instances to buy back mortgage loans if the borrower defaults on the first payment of principal and interest due.

    WE MAY BE REQUIRED TO REPURCHASE LOANS OR INDEMNIFY INVESTORS IF WE BREACH REPRESENTATIONS AND WARRANTIES.

    In the ordinary course of our business, we are subject to claims made against us by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees and officers, incomplete documentation and failures to comply with various laws and regulations applicable to our business. In addition, agreements governing our securitization program and whole loan sales require us to commit to repurchase or replace loans which do not conform to our representations and warranties at the time of sale. We believe that liability with respect to any currently asserted claims or legal actions is not likely to be material to our financial position or results of operations. However, any claims asserted in the future may result in expenses or liabilities which could have a material adverse effect on our financial position and results of operations.

    IF WE ARE UNABLE TO COMPLY WITH MORTGAGE BANKING RULES AND REGULATIONS, OUR ABILITY TO MAKE MORTGAGE LOANS MAY BE RESTRICTED.

    Our operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws, regulations and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action. Our consumer lending activities are subject to various federal laws and regulations. We are also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could negatively impact us.

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

    At October 27, 1999, Capital Z beneficially owned senior preferred stock representing 46.3% of our combined voting power in the election of directors and 76.6% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and Capital Z has the continuing right to appoint four directors as current members' terms expire. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders:

(a) The Company held its annual meeting of stockholders on September 13, 1999 which meeting was adjourned to September 24, 1999.

(b) The following directors were elected at the annual meeting to serve one-year terms:

      Steven M. Gluckstern
      Adam M. Mizel
      Mani A. Sadeghi
      David A. Spuria

      The following director was elected at the annual meeting to serve a three-year term:

      Eric C. Rahe

      The following directors continued in office after the annual meeting:

      George W. Coombe (resigned from the Board effective November 1, 1999) Neil B. Kornswiet
      Georges C. St. Laurent
      Cary H. Thompson

(c) At the annual meeting, stockholders voted on (1) the amendment of the Company's Certificate of Incorporation to increase the Company's authorized common stock by 350,000,000 shares to an aggregate of 400,000,000 shares ("Common Stock Proposal"); (2) the amendment of the Company's Certificate of Incorporation to increase the Company's authorize preferred stock by 199,000,000 shares to 200,000,000 shares ("Preferred Stock Proposal"); (3) an amendment to the Company's Certificate of Incorporation with respect to the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to change to September 30, 1999 the date by which the amendments to the Certificate of Incorporation for the increase in the authorized common stock and authorized preferred stock were required to be approved to avoid an increase in the dividend rate on such series from 6.5% to 15% ("Preferred Stock Amendment Proposal");
      (4) the amendment to the Company's Certificate of Incorporation to effect a 1,000-for-1 forward stock split of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock outstanding as of Septmber 13, 1999 ("Stock Split"); (5) the election of five Series B Directors (6) the election of one Class III Common Stock Director;
      (7) the ratification of the
      appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ended June 30, 1999. The results of the voting were as follows:

                                                                                                  BROKER
                                                             VOTES                                 NON-
         MATTER                               VOTES FOR     AGAINST    WITHHELD    ABSTENTIONS    VOTES
         ------                              -----------   ---------   ---------   -----------   --------
         Common Stock Proposal (All
           Stockholders)...................   93,093,077   2,128,833          --     221,018        --
         Common Stock Proposal (Class
           Vote--Common Stockholders)......   16,343,777   2,128,833          --     221,018        --
         Preferred Stock Proposal (All
           Stockholders)...................   89,596,534   1,737,217          --     217,708        --
         Preferred Stock Proposal (Class
           Vote--Preferred Stockholders)...   76,750,000          --          --          --        --
         Preferred Stock Amendment Proposal
           (All Stockholders)..............   89,645,782   1,556,983          --     348,694        --
         Preferred Stock Amendment Proposal
           (Class Vote--Preferred
           Stockholders)...................   76,750,000          --          --          --        --
         Stock Split (All Stockholders)....   89,416,650   1,838,704          --     296,105        --
         Stock Split (Class Vote--Preferred
           Stockholders)...................   76,750,000          --          --          --        --
         Series B Directors
         -Steven M. Gluckstern.............   26,704,000          --          --          --        --
         -Mani A. Sadeghi..................   26,704,000          --          --          --        --
         -Adam M. Mizel....................   26,704,000          --          --          --        --
         -David A. Spuria..................   26,704,000          --          --          --        --
         Class III Common Stock Director
           (Eric C. Rahe)..................  104,196,425          --   1,085,460          --        --
         1999 Stock Option Plan............   88,762,858   2,462,365          --     326,236        --
         Auditors..........................  104,463,122     622,062          --     196,701        --

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits: See Exhibit Index

(b) During the quarter ended September 30, 1999, the Company filed (i) a Current Report on Form 8-K on July 8, 1999 (earliest event reported
      July 1, 1999), reporting information under Item 5 with respect to a financing facility based on servicing advances; (ii) a Current Report on Form 8-K on August 31, 1999 (earliest event reported August 26, 1999), reporting information under Item 5 with respect to the notification of the Company's rights offering; (iii) a Current Report on Form 8-K on
      September 10, 1999 (earliest event reported September 3, 1999), reporting information under Item 5 with respect to the Company's fiscal year-end results.

                          AAMES FINANCIAL CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AAMES FINANCIAL CORPORATION

                                                       By:  /s/ DAVID A. SKLAR
                                                            -----------------------------------------
                                                            David A. Sklar
                                                            Executive Vice President-Finance and
Date: November 15, 1999                                     Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
---------------------   ----------------------
  3.1                   Certificate of Incorporation of Registrant, as amended

 10.26       (e)        Third Amendment to Amended and Restated Master Repurchase
                        Agreement Governing Purchase and Sales of Mortgage Loans,
                        dated as of November 1, 1999, between Aames Capital
                        Corporation and Lehman Commercial Paper, Inc.

 10.27       (f)        Amendment No. 2 to Guaranty, dated as of September 1, 1999, between Aames Financial Corporation and Greenwich Capital
                        Financial Products, Inc.

 10.28       (d)        Second Amendment to Master Repurchase Agreement and
                        Guaranty, dated as of September 27, 1999, between Aames
                        Capital Corporation, the Company and Bank of America, N.A.

 11                     Computation of Per Share Earnings

 27.1                   Financial Disclosure Schedule