Form 10-Q
period 1999-12-31
AAMES FINANCIAL CORP/DE
filed 2000-02-14
CIK 879957

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19604

                            ------------------------

                          AAMES FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                          DELAWARE                                               95-4340340
      (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                       organization)

               350 SOUTH GRAND AVENUE, LOS ANGELES, CA 90071-3459
    (Address of Registrant's principal executive offices including zip code)

                                 (323) 210-5000
                        (Registrant's telephone number,
                              including area code)

                                   NO CHANGES
              (Former name, former address and former fiscal year,
                         if changed since last report)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    AT FEBRUARY 11, 2000, REGISTRANT HAD 31,056,570 SHARES OF COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                      PAGE NO.
--------                                                      --------
               PART I--FINANCIAL INFORMATION

Item 1--      Financial Statements
             Condensed Consolidated Balance Sheets at
             December 31, 1999 and June 30, 1999............      3
             Condensed Consolidated Statements of Operations
             for the three and six months ended December 31,
             1999 and 1998..................................      4
             Condensed Consolidated Statements of Cash Flows
             for the six months ended December 31, 1999 and
             1998...........................................      5
             Notes to Condensed Consolidated Financial
             Statements.....................................      6
Item 2--      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................      8

                 PART II--OTHER INFORMATION
Item 1--      Legal Proceedings.............................     37
Item 2--      Changes in Securities.........................     37
Item 3--      Defaults Upon Senior Securities...............     37
Item 4--      Submission of Matters to a Vote of Security
Holders.....................................................     37
Item 5--      Other Information.............................     37
Item 6--      Exhibits and Reports on Form 8-K..............     37
Signature Page..............................................     38

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,      JUNE 30,
                                                                  1999            1999
                                                              ------------   ---------------
                                                              (UNAUDITED)       (AUDITED)
                           ASSETS
Cash and cash equivalents...................................  $ 16,018,000   $    20,764,000
Loans held for sale, at lower of cost or market.............   371,728,000       559,869,000
Accounts receivable.........................................    58,853,000        56,964,000
Residual interests, at estimated fair market value..........   342,595,000       332,327,000
Mortgage servicing rights, net..............................    16,643,000        20,928,000
Equipment and improvements, net.............................    11,141,000        13,495,000
Prepaid and other...........................................    11,039,000        15,013,000
Income tax refund receivable................................            --         1,737,000
                                                              ------------   ---------------
    Total assets............................................  $828,017,000   $1,021,097,0000
                                                              ============   ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings..................................................  $281,220,000   $   281,220,000
Revolving warehouse and repurchase facilities...............   366,171,000       535,997,000
Accounts payable and accrued expenses.......................    51,927,000        50,505,000
Income taxes payable........................................     8,571,000         7,819,000
                                                              ------------   ---------------
    Total liabilities.......................................   707,889,000       875,541,000
                                                              ------------   ---------------
Commitments and contingencies...............................            --                --
Stockholders' equity:
  Series A Preferred Stock, par value $.001 per share;
    500,000 shares authorized; none outstanding.............            --                --
  Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 and 100,000,000 shares authorized;
    26,704,000 and 26,704,000 shares outstanding............        27,000            27,000
  Series C Convertible Preferred Stock, par value $0.001 per share; 107,105,700 and 100,000,000 shares authorized;
    101,106,000 and 75,046,000 shares outstanding...........       101,000            75,000
  Common Stock, par value $.001 per share 400,000,000 and
    50,000,000 shares authorized; 31,044,870 and 30,016,964
    shares outstanding......................................        31,000            31,000
  Additional paid-in capital................................   367,231,000       342,193,000
  Retained deficit..........................................  (247,262,000)     (196,770,000)
                                                              ------------   ---------------
    Total stockholders' equity..............................   120,128,000       145,556,000
                                                              ------------   ---------------
    Total liabilities and stockholders' equity..............  $828,017,000   $ 1,021,097,000
                                                              ============   ===============

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                       ----------------------------   ----------------------------
                                       DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                           1999           1998            1999           1998
                                       ------------   -------------   ------------   -------------
Revenue:
  Gain on sale of loans..............  $  9,553,000   $   8,752,000   $ 31,350,000   $  28,429,000
  Write-down of residual interests
    and mortgage servicing rights....   (35,190,000)   (191,646,000)   (35,190,000)   (186,451,000)
  Origination fees...................    10,371,000       9,633,000     21,758,000      21,784,000
  Loan servicing.....................     4,420,000       6,847,000      8,175,000      13,116,000
  Interest...........................    23,762,000      11,991,000     47,760,000      26,460,000
                                       ------------   -------------   ------------   -------------
    Total revenue, including
      write-down of residual
      interests and mortgage
      servicing rights...............    12,916,000    (154,423,000)    73,853,000     (96,662,000)
                                       ------------   -------------   ------------   -------------
Expenses:
  Compensation.......................    22,370,000      19,907,000     45,482,000      43,701,000
  Production.........................     6,974,000      10,559,000     15,615,000      21,489,000
  General and administrative.........    17,031,000      13,784,000     31,302,000      27,172,000
  Interest...........................    12,886,000       9,403,000     26,434,000      22,285,000
                                       ------------   -------------   ------------   -------------
    Total expenses...................    59,261,000      53,653,000    118,833,000     114,647,000
                                       ------------   -------------   ------------   -------------
Loss before income taxes.............   (46,345,000)   (208,076,000)   (44,980,000)   (211,309,000)
Provision (benefit) for income
  taxes..............................     1,350,000     (12,331,000)     1,925,000     (13,408,000)
                                       ------------   -------------   ------------   -------------
Net loss.............................  $(47,695,000)  $(195,745,000)  $(46,905,000)  $(197,901,000)
                                       ============   =============   ============   =============
Net loss per share:
  Basic..............................  $      (1.60)  $       (6.31)  $      (1.63)  $       (6.39)
                                       ============   =============   ============   =============
  Diluted............................  $      (1.60)  $       (6.31)  $      (1.63)  $       (6.39)
                                       ============   =============   ============   =============
  Dividends per share................  $         --   $          --   $         --   $        0.03
                                       ============   =============   ============   =============
Weighted average number shares
  outstanding:
  Basic..............................    31,027,000      31,007,000     31,018,000      30,992,000
                                       ============   =============   ============   =============
  Diluted............................    31,027,000      31,007,000     31,018,000      30,992,000
                                       ============   =============   ============   =============

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                              ---------------------------------
                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1999              1998
                                                              ---------------   ---------------
Operating activities:
  Net loss..................................................  $   (46,905,000)  $  (197,901,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................        2,926,000         2,469,000
    Gain on sale of loans...................................      (34,596,000)      (35,716,000)
    Valuation of residual interests and mortgage servicing
      rights................................................       35,190,000       186,451,000
    Accretion of residual interests.........................      (25,752,000)       (8,243,000)
    Mortgage servicing rights originated....................       (5,175,000)       (6,194,000)
    Mortgage servicing rights amortized.....................        4,460,000         5,955,000
    Changes in assets and liabilities:
      Loans held for sale originated or purchased...........   (1,104,376,000)   (1,275,276,000)
      Proceeds from sale of loans held for sale.............    1,292,517,000     1,202,154,000
    Decrease (increase) in:
      Accounts receivable...................................       (1,889,000)        2,228,000
      Residual interests....................................       19,890,000        22,629,000
      Prepaid and other.....................................        3,974,000          (190,000)
      Income tax refund receivable..........................        1,737,000                --
    Increase (decrease) in:
      Accounts payable and accrued expenses.................        1,422,000        (4,961,000)
      Income taxes payable..................................          752,000       (18,378,000)
    6.5% accrued preferred stock dividend...................       (3,580,000)               --
                                                              ---------------   ---------------
Net cash provided by (used in) operating activities.........      140,595,000      (124,973,000)
                                                              ---------------   ---------------
Investing activities:
  Purchases of equipment and improvements...................         (572,000)       (3,260,000)
                                                              ---------------   ---------------
Net cash used in investing activities.......................         (572,000)       (3,260,000)
                                                              ---------------   ---------------
Financing activities:
  Net proceeds from convertible preferred stock issuance....       25,060,000                --
  Proceeds from exercise of common stock options............            2,000           235,000
  Proceeds from borrowings..................................               --        20,000,000
  Proceeds from (reductions in) revolving warehouse and
    repurchase facilities...................................     (169,826,000)      108,488,000
  Dividends paid............................................               --        (1,022,000)
  Other.....................................................           (5,000)               --
                                                              ---------------   ---------------
Net cash provided by (used in) financing activities.........     (144,769,000)      127,701,000
                                                              ---------------   ---------------
Net decrease in cash and cash equivalents...................       (4,746,000)         (532,000)
Cash and cash equivalents at beginning of period............       20,764,000        12,322,000
                                                              ---------------   ---------------
Cash and cash equivalents at end of period..................  $    16,018,000   $    11,790,000
                                                              ===============   ===============

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

    The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three and six months ended December 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

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

NOTE 3: STOCKHOLDERS' EQUITY

    On August 3, 1999, the Company received $25.0 million of additional capital (the "Additional Investment") from a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda limited partnership ("Capital Z") at which time the Company issued 25,000 additional shares of Series C Convertible Preferred Stock, par value $0.001, for $1,000 per share. Net proceeds to the Company from the Additional Investment, after issuance expenses, were $24.8 million.

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

    On October 7, 1999, the Company received $4.2 million of capital from existing holders of the Company's Common Stock in connection with its rights offering of up to 31.0 million shares of Series C Convertible Preferred Stock to stockholders (the "Rights Offering"). On October 27, 1999, the Company received $20.8 million of capital from Capital Z in connection with Capital Z's standby commitment to purchase up to $25.0 million unsubscribed shares in the Rights Offering (the "Standby Commitment"). The Company issued an aggregate of
25.0 million shares of Series C Convertible Preferred Stock in the Rights Offering and pursuant to the Standby Commitment of which net proceeds, after issuance expenses, were approximately $24.0 million.

    On October 1, 1999, the Company received $1.1 million of capital from certain members of the Company's management team in the form of cash and promissory notes and issued 1.1 million shares of Series C Convertible Preferred Stock. The following table sets forth information regarding net loss per common share for the three and six months ended December 31, 1999 and 1998 (unaudited) (Dollars and weighted average number of shares in thousands):

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         DECEMBER 31,           DECEMBER 31,
                                                     --------------------   --------------------
                                                       1999       1998        1999       1998
                                                     --------   ---------   --------   ---------
Basic net loss per common share:
  Net loss.........................................  $(47,695)  $(195,745)  $(46,905)  $(197,901)
  Plus: Accrued dividends on Series B and C
    Convertible Preferred Stock....................    (2,039)    (    --)    (3,580)    (    --)
                                                     --------   ---------   --------   ---------
  Net loss to common stockholders..................  $(49,734)  $(195,745)  $(50,485)  $(197,901)
  Weighted average number of common shares
    outstanding....................................    31,027      31,007     31,018      30,992
                                                     --------   ---------   --------   ---------
Basic net loss per common share....................  $  (1.60)  $   (6.31)  $  (1.63)  $   (6.39)
                                                     ========   =========   ========   =========
Diluted net loss per common share:
  Net loss to common stockholders..................  $(49,734)  $(195,745)  $(50,485)  $(197,901)
  Weighted average number of common shares
    outstanding....................................    31,027      31,007     31,018      30,992
                                                     ========   =========   ========   =========
Diluted net loss per common share..................  $  (1.60)  $   (6.31)  $  (1.63)  $   (6.39)
                                                     ========   =========   ========   =========

NOTE 4: RECLASSIFICATIONS

    Certain amounts related to fiscal year 1999 have been reclassified to conform to the fiscal year 2000 presentation.

NOTE 5: SUBSEQUENT EVENT

    On February 11, 2000, the Company entered into a $200.0 million revolving repurchase facility with an investment bank whose prior $90.0 million revolving warehouse facility had recently expired (the "Facility"). The Facility has a 364-day term and is renewable upon maturity and at the sole discretion of the lender for an additional 364-day term. Included in the Facility is a $35.0 million working capital subline. The working capital subline is secured by substantially all of the Company's previously unencumbered and pledgeable residual interests, is subject to scheduled amortization payments, has an initial 364 day term and is renewable for an additional 364 day term; and thereafter, renewable on a month-to-month basis for an additional six month period contingent upon, in all cases, that certain repayment, financial and performance conditions are met. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the working capital subline. In connection therewith, the Company has agreed to pay Capital Z a $1 million fee.

    In an effort to augment its core retail and broker production, the Company hired a majority of the retail and broker loan production employees, and acquired certain assets including loans in process, of another sub-prime mortgage lender in January and February 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this
Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales,
(c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's plans regarding Year 2000 compliance and (g) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "--Recent Developments" and "--Risk Factors" and the other portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 1999, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2000, and any current reports on Form 8-K filed by the Company.

RECENT DEVELOPMENTS

    The results for the quarter ended December 31, 1999 reflect the effects of continuation of difficult market conditions on the Company's operations. The Company lost $47.7 million for the quarter. The $47.7 million loss includes a $35.2 write-down of the Company's residual interests and mortgage servicing rights ("MSRs") during the quarter resulting from the Company's regular quarterly evaluation of the carrying values. The write-down was taken due to increased losses on loans included in the Company's securitization trusts, and estimated increased costs of servicing loans in its portfolio. Exclusive of the write-down, the Company had a net operating loss of approximately
$12.5 million.

    On February 11, 2000, the Company secured $35.0 million in working capital secured by certain of its residual interests and certain other collateral through the renewal of a $90.0 million committed warehouse line which expired on February 9, 2000. The committed warehouse line was increased to $200.0 million and included a $35 million non-revolving working capital subline, which the Company drew down on February 11, 2000. In light of the innovative and complex aspects of this financing transaction, costs and commitments for future services were higher than previously experienced by the Company for warehouse facilities. These higher costs will be amortized to expense over the next twelve to twenty-four months. Additionally, as part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the working capital subline. In connection therewith, the Company has agreed to pay Capital Z a $1 million fee.

    The Company increased its loan production to $580.9 million for the December 1999 quarter from $523.5 million for the quarter-ended September 30, 1999. Loan production for the December quarter was also up $30.6 million from the December 1998 quarter. Although loan production for the six months ended December 31, 1999 of $1.1 billion has not yet recovered to the production levels of $1.3 billion for the comparable six month period in the prior year, core retail and broker production increased $12.9 million, offset by a $183.8 million decrease in correspondent production resulting from the Company's previously announced plans to focus on its core retail and broker production.

    In an effort to augment its core retail and broker production, the Company hired a majority of the retail and broker loan production employees, and acquired certain assets including loans in process, of another sub-prime mortgage lender in January and February 2000.

    The Company sold $588.1 million and $1.3 billion of loans during the three and six months ended December 31, 1999, respectively, compared to $501.4 million and $1.2 billion of loans sold during the comparable periods for 1998. The Company's loan dispositions during the December 1999 quarter included a $403.5 million securitization, and whole loan sales totaling $184.6 million, reflecting the Company's strategy of disposition of loans through a combination of securitizations and whole loan sales. The Company's loan dispositions during the quarter ended December 31, 1998 consisted entirely of whole loan sales totaling $501.4 million.

    By completing the securitization of servicing retained mortgage loans during the most recent quarter, the Company also increased its servicing portfolio, net of run-off, by $52.0 million from the prior quarter to $3.9 billion, the second consecutive quarterly increase. However, the servicing portfolio has not yet recovered to the level at the quarter ended December 31, 1998, when the portfolio stood at $4.4 billion.

    The Company has current borrowing capacity under committed revolving warehouse and repurchase facilities of $840.0 million (excluding the $35.0 million working capital subline discussed above). The Company added an additional $250.0 million revolving repurchase facility in October 1999, and increased one of its committed warehouse facilities by $110.0 million to $200.0 million (excluding the $35.0 million working capital subline) from $90.0 million in February 2000, partially offsetting the expiration of a $125.0 million repurchase facility at the end of February 2000, increasing its committed warehouse capacity from $590.0 million at September 30, 1999. However, as a result of the difficult market conditions which began in the quarter ended December 31, 1998 and continuing through December 31, 1999, and the Company's recent financial performance, including the prices the Company has received in recent whole loan sales, certain of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

    The Company currently funds the majority of its mortgage loans at closing through a warehouse facility which expires on February 29, 2000 (the "Concurrent Funding Facility"). The Company is not permitted to use its other revolving warehouse and repurchase facilities to fund mortgage loans at closing; instead, the Company must use funds either from the Concurrent Funding Facility, or working capital, to close the mortgage loans. After the mortgage loans are closed, the Company can pledge them under one of its other revolving warehouse or repurchase facilities to repay the Concurrent Funding Facility or replenish working capital. The Company does not expect to renew the Concurrent Funding Facility. The Company is seeking new revolving warehouse and repurchase facilities which the Company can use to fund mortgage loans and meet its expected funding needs; however, the Company does not expect to have access to a new revolving warehouse or repurchase facility, prior to the expiration of the Concurrent Funding facility on February 29, 2000. Moreover, commencing on February 29, 2000, and until the Company is able to negotiate new warehouse or repurchase facilities, the Company will be required to fund mortgage loans, and until such mortgage loans can be transferred to another facility or sold, exclusively out of working capital. This could restrict the ability of the Company to continue to fund its mortgage loan production at current levels. See "Liquidity and Capital Resources--Warehouse and Repurchase Facilities."

    As previously reported, the Company completed the final phase of its recapitalization in October, 1999 through the successful completion of the Rights Offering to its stockholders for $4.2 million and the Standby Commitment from Capital Z for $20.8 million.

    As previously reported, the Board of Directors appointed A. Jay Meyerson as the Company's Chief Executive Officer, effective October 25, 1999, replacing Mani A. Sadeghi, a director of the Company, who was serving as the Company's Chief Executive Officer on an interim basis. Mr. Meyerson was also appointed to the Board of Directors, effective November 1, 1999, to replace George W. Coombe who resigned. The Board of Directors also appointed David H. Elliot to the Board effective December 2, 1999 to replace Neil B. Kornswiet who resigned. Also as previously reported, Mr. Kornswiet no longer serves as an officer of the Company.

    The Company continues to focus on its core business strategy, which consists of: (i) continuing to focus on its core loan production units; (ii) increasing its servicing portfolio and servicing capabilities; and (iii) diversifying its funding sources to become self-financing (i.e., the ability to obtain sufficient lines of credit to provide financing for assets created by the Company and the reduction of reliance on the public equity and debt markets). In particular, the Company intends to employ the following strategies:

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

    INCREASE SERVICING PORTFOLIO AND INCREASE MARGINS. The Company plans to continue to build the size of its servicing portfolio to provide a stable and significant source of recurring revenue. The Company expects to increase slowly the size of its loan servicing portfolio by continuing to increase loan originations and selling a portion of its loan production through new securitizations. However, no assurance as to the Company's ability to accomplish this goal can be given.

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

    The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

GENERAL

    The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired One Stop Mortgage, Inc. ("One Stop") which originates mortgage loans primarily through a broker network. In 1999, the Company consolidated its loan production channels into one company and the retail and broker production channels (including the former One Stop) now operate under the name "Aames Home Loan."

    The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. The Company believes these borrowers continue to represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risk assumed. The residential mortgage loans originated and purchased by the Company, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness or to finance other consumer needs, and to a lesser extent, to purchase homes.

    LOAN ORIGINATION. The Company originates and purchases loans nationally through three production channels-retail, broker and correspondent. In recent quarters, the Company has emphasized its core retail and broker loan production channels and decreased its reliance on correspondent purchases. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases.

    The following table presents the volume of loans originated and purchased by the Company during the periods presented:

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     DECEMBER 31,             DECEMBER 31,
                                                ----------------------   -----------------------
                                                  1999        1998          1999         1998
                                                --------   -----------   ----------   ----------
                                                                 (IN THOUSANDS)
Loans originated and purchased:
  Broker Network..............................  $365,992    $289,492     $  697,538   $  640,293(1)
  Retail......................................   202,574     197,937        381,790      426,114
  Correspondent...............................    12,286      62,789         25,047      208,868
                                                --------    --------     ----------   ----------
Total.........................................  $580,852    $550,218     $1,104,375   $1,275,275
                                                ========    ========     ==========   ==========

------------------------

(1) Includes $14.4 million of commercial loans.

    Total loan production for the three months ended December 31, 1999 was $580.9 million, up $57.4 million, or 11.0% from the $523.5 million reported for the quarter ended September 30, 1999 and up $30.6 million, or 5.6%, from the $550.2 million in origination reported for the quarter ended December 31, 1998. Loan origination from the Company's broker channels increased to $366.0 million during the December 1999 quarter, up $34.5 million, or 10.4%, from the $331.5 million reported for the three months ended September 30, 1999 and up $76.5 million, or 26.4%, from the $289.5 million reported for the three months ended December 31, 1998. The Company's retail production increased
$23.4 million during the quarter ended December 31, 1999 from the September 30, 1999 quarter and $4.7 million from the December 30, 1998 quarter. Although this reflects the second consecutive quarterly increase in retail production, the Company's retail production has not yet recovered to the production levels achieved in the quarter ended September 30, 1998. Moreover, the increase in the Company's retail production in the December 1999 quarter from that in the comparable 1998 quarter is attributable, in part, to the fact that the Company's retail production during the December 1998 quarter was constrained by limited warehouse capacity during the December 1998 quarter. Correspondent production during the three months ended December 31, 1999 declined $500,000 to $12.3 million from $12.8 million during the quarter ended September 30, 1999, but declined $50.5 million from $62.8 million in the comparable quarter a year ago. The decline in correspondent production during the December 1999 quarter reflects the Company's previously reported decision to decrease its reliance on this channel for loan production.

    Total loan production for the six months ended December 31, 1999 was $1.1 billion, a decrease of $170.9 million, or 13.4%, from the $1.3 billion reported in the comparable six month period a year ago. Correspondent production decreased $183.8 million during the six months ended December 31, 1999 to $25.0 million from $208.9 million in the comparable six month period a year ago reflecting the Company's decreased reliance on this production channel. While the Company's broker loan production was up

$57.2 million during the six months ended December 31, 1999 from levels during the comparable 1998 period, retail production declined $44.3 million for the period and continues to be negatively affected by a rising interest rate environment, increased pricing in response thereto and other underwriting changes to respond to adverse conditions in the mortgage refinance market. The Company expects current market conditions to continue which could adversely impact the Company's future loan production levels.

    In the later part of the quarter ended December 31, 1999, the Company commenced originating loans through the internet, through an affiliation with certain internet lending sites. Included in the retail production volumes for the three and six months ended December 31, 1999 is $6.1 million of loans originated through this production channel.

    The following table sets forth the number of retail branch and broker offices operated by the Company at December 31, 1999 and 1998:

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------
Retail branch offices.......................................        105           110
Broker offices..............................................         21            48

    The decline between December 31, 1998 and 1999 in the number of retail branches reflects the Company's efforts in closing smaller, less productive centralized retail channel branch offices. The decline between December 31, 1998 and 1999 in the number of broker offices reflects the Company's decision, as part of cost reduction efforts, to close unprofitable branches and to regionalize its back office operations including the underwriting, loan processing and appraisal review functions while maintaining its national network of loan officers dealing with individual loan brokers within its markets across the country.

    LOAN SECURITIZATIONS AND SALES. As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. The Company generally realizes higher gain on sale on securitization than it does on whole loan sales for cash. The higher gain on sale in securitizations transactions is attributable to the excess servicing spread and mortgage servicing rights associated with retaining a residual interest and the servicing on the mortgage loans in the securitization, respectively, net of transactional costs. In a monoline-insured securitization, the underlying securities are over-collateralized by the Company depositing a combination of mortgage loans with a principal balance exceeding the principal balance of the securities, and cash into the securitization, which requires a cash outflow. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but the Company receives the gain in the form of cash. The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three and six months ended December 31, 1999 and 1998 (in thousands):

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                      DECEMBER 31,            DECEMBER 31,
                                   -------------------   -----------------------
                                     1999       1998        1999         1998
                                   --------   --------   ----------   ----------
Loans pooled and sold in
  securitizations................  $403,492   $     --   $  803,557   $  649,999
Whole loan sales.................   184,617    501,358      477,218      547,124
                                   --------   --------   ----------   ----------
  Total loans securitized and
    sold.........................  $588,109   $501,358   $1,280,775   $1,197,123
                                   ========   ========   ==========   ==========

    The Company's loan dispositions during the three and six months ended December 31, 1999 reflected the Company's current business strategy of a combination of securitizations and whole loan sales.

However, the Company's loan dispositions during the six months ended
December 31, 1998 reflect the dramatic shift in market conditions that occurred in early fiscal 1999. During the three months ended September 30, 1998, the Company primarily relied upon securitizations for its loan dispositions. During the quarter ended December 31, 1998, the asset-backed market remained weak, and inaccessible to, or impracticable for, the Company, and therefore, the Company relied solely upon whole loan sales for cash during that quarter.

    LOAN SERVICING. The Company retains the servicing on the loans it originates or purchases and securitizes. The following table sets forth certain information regarding the Company's servicing portfolio at December 31, 1999 and 1998 (in thousands):

                                               DECEMBER 31,              JUNE 30,
                                        --------------------------      ----------
                                           1999            1998            1999
                                        ----------      ----------      ----------
Servicing portfolio...............      $3,922,000(1)   $4,429,000(2)   $3,841,000(3)
Serviced in-house.................       3,586,000(1)    4,429,000(2)    3,428,000(3)

------------------------

(1) Includes $136.4 million of loans subserviced for others by the Company on an interim basis.

(2) Includes $248.0 million of loans subserviced for others by the Company on an interim basis.

(3) Includes $84.0 million of loans subserviced for others by the Company on an interim basis.

    The Company's loan servicing portfolio at December 31, 1999 increased to $3.9 billion from $3.8 billion reported at June 30, 1999, reflecting the Company's $803.6 million of securitizations during the six months ended December 31, 1999, net of loan servicing portfolio run-off during the period. The Company's loan servicing portfolio at December 31, 1999 declined to $3.9 billion from $4.4 billion at December 31, 1998 reflecting the Company's reliance on whole loan sales with servicing released from October 1998 until consummation of $803.6 million of securitizations during the six month period ended December 31, 1999.

    At December 31, 1999, of the Company's $3.9 billion servicing portfolio, 91.4% was serviced in-house compared to 100% of the Company's $4.4 billion servicing portfolio serviced in-house at December 31, 1998. During the quarter ended June 30, 1999, the Company entered into two arrangements in order to reduce its servicing advance obligations. In the first arrangement, a loan servicing company purchased certain cumulative advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million
($335.7 million at December 31, 1999) in principal amount of loans. In the second arrangement, an investment bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts.

    The growth of the Company's servicing portfolio will be impacted by the Company's sales of whole loans on a servicing released basis which will result in lower growth than historical periods when the Company predominately sold its loan production in securitizations. Should prepayments be faster in future periods, such portfolio run off could lead to a smaller servicing portfolio in spite of a return to securitization. Nevertheless, the Company believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and disposition. See "Risk Factors."

CERTAIN ACCOUNTING CONSIDERATIONS

    ACCOUNTING FOR SECURITIZATIONS. The Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales. See "General--Loan Securitization and Sales." The following discusses certain accounting considerations which arise only in the context of securitization transactions.

    In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust or trust estate) in exchange for cash proceeds and an interest in the loans securitized represented by the non-cash gain on sale of loans. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments on the securitized loans and the interest rate on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated future cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee (currently .50%), a monoline insurance fee, if any, and an estimate for loan losses. In quarters where the Company engaged in a securitization transaction, net gains or losses in valuation of residual interests and mortgage servicing rights include the recognition of a gain or loss which represents the initial difference between the allocated carrying amount and the fair market value of the residual interests at the date of sale. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

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

        RATE OF PREPAYMENT. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors. For the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, i.e. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including
    September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company changed its estimate of prepayment rates from a flat constant prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. The new vectored prepayment rates peak at approximately 29% for fixed and approximately 42% to 57% for adjustable rate loans. These revised prepayment rates resulted in a weighted average life of approximately 2.9 years.

        During the three months ended December 31, 1999, the Company evaluated actual prepayment trends of mortgage loans in its securitized pools. That evaluation indicated that the Company's previously used assumed annual prepayment rates required modification. Accordingly, during the quarter ended December 31, 1999, the Company changed its estimate of prepayment rates to peak at approximately 27% for fixed rate mortgage loans and approximately 41% for adjustable rate mortgage loans. These revised prepayment rates result in a weighted average life of approximately 3.0 years.

        The impact of the change in prepayment speeds amounted to a favorable adjustment of approximately $21.1 million to the Company's residual assets during the three months ended December 31, 1999.

        DISCOUNT RATE. In order to determine the fair value of the cash flow from the residual interests, the Company discounts the cash flows based upon rates prevalent in the market. For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that a change in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. For quarters commencing with the quarter ended December 31, 1998, the Company used a discount rate of 15% to reflect current market conditions and the appropriate rate of return given the inherent risk of the related asset.

        CREDIT LOSSES. In determining the estimate for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations, the loan-to-value ratios, credit grades of the loans included in the current securitizations and other industry data. For the quarters up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of approximately 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considers in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. Accordingly, the Company increased its prospective cumulative loan loss estimate at December 31, 1998. The Company entered the December 31, 1999 quarter with a prospective cumulative loss estimate of 2.4% of the remaining balance of the loans in its securitized pools. At December 31, 1999, the Company adjusted its prospective cumulative loss estimate to 3.6% of the remaining balance of the loans in its securitized pools in light of higher than expected credit losses. The Company previously disclosed that if actual losses exceeded management's assumptions, the Company would be required to take a charge to earnings. The change in the credit loss estimate resulted in a $51.3 million unfavorable adjustment to the Company's residual interest assets during the quarter ended
    December 31, 1999. The increase in the prospective cumulative loss estimate was primarily related to current credit loss experience related to loans purchased in bulk transactions from correspondents during fiscal years 1996 and 1997, and loans acquired through certain brokers during the same period. As previously reported, the Company has eliminated its bulk purchase program; however, the seasoning of the lower credit grade bulk portfolio may continue to contribute to an increase in losses over time.

        The Company incurred losses on liquidations of $41.9 million for the six months ended December 31, 1999 compared to losses of $20.5 million for the six months ended December 31, 1998. The recent increase in losses on liquidations principally reflects losses in the portfolio of lower credit grade correspondent loans purchased in bulk sales, together with the Company's efforts to improve its liquidity by accelerating delinquent loan loss resolution through early disposition of REO and acceptance of less than full principal payoffs in certain cases. As previously disclosed, the Company has also incurred losses on mortgage loans having lower than average balances and secured by properties having low appraised values. Although such loans were originated by correspondents and brokers with whom the Company has since ceased doing business, the Company may incur continued losses on these loans. While the Company has eliminated its bulk purchase program, the seasoning of the lower grade bulk portfolio may continue to contribute to increased losses over time. The Company believes that its practice of early disposition of REO and accepting short principal payoffs in certain cases is more cost effective than incurring longer-term, and generally higher costs (including interest advances in the securitizations) associated with extended REO holding periods or with migration of delinquent loans through the foreclosure process.

        The Company believes its efforts in early problem credit intervention result in higher loss trends in the near term, but do not necessarily increase the absolute level of losses. However, the Company closely monitors its residual interests and should higher loss levels continue, it will incorporate this factor into its normal quarterly valuation of its residual interests.

    The residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, discount rate and loss assumptions in relation to its actual experience and current rates of prepayment and loss prevalent in the industry and may adjust or take a charge to earnings through an adjustment to net gain or loss on valuation of residual interests. In its regular quarterly review of its residual interests, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data. During the three months ended December 31, 1999, the Company adjusted its residual interests downward by $30.2 million through a charge to income. This write-down resulted from the Company's regular review during the quarter of the recent credit loss performance and prepayment trends of loans in its securitized pools. See "Credit Losses" above.

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of MSRs assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The Company uses an interest rate of 15% to discount these cash flows. The capitalized cost basis allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of capitalized servicing rights. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. During the three months ended December 31, 1999, the Company adjusted its MSRs downward by $5.0 million reflecting management's estimate of the effects of increased costs associated with the Company's increased early intervention efforts in servicing delinquencies in the portfolio.

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

RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

    The following table sets forth information regarding the components of the Company's revenue and expenses for the three and six months ended December 31, 1999 and 1998 (in thousands):

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         DECEMBER 31,           DECEMBER 31,
                                                     --------------------   --------------------
                                                       1999       1998        1999       1998
                                                     --------   ---------   --------   ---------
Revenue:
  Gain on sale of loans............................  $  9,553   $   8,752   $ 31,350   $  28,429
  Write-down of residual interests and mortgage
    servicing rights...............................   (35,190)   (191,646)   (35,190)   (186,451)
  Origination fees.................................    10,371       9,633     21,758      21,784
  Loan service.....................................     4,420       6,847      8,175      13,116
  Interest income..................................    23,762      11,991     47,760      26,460
                                                     --------   ---------   --------   ---------
Total revenue, including write-down................    12,916    (154,423)    73,853     (96,662)
                                                     --------   ---------   --------   ---------
Expenses:
  Compensation.....................................    22,370      19,907     45,482      43,701
  Production.......................................     6,974      10,559     15,615      21,489
  General and administrative.......................    17,031      13,784     31,302      27,172
  Interest.........................................    12,886       9,403     26,434      22,285
                                                     --------   ---------   --------   ---------
Total expenses.....................................    59,261      53,653    118,833     114,647
                                                     --------   ---------   --------   ---------
Loss before income taxes...........................   (46,345)   (208,076)   (44,980)   (211,309)
Provision (benefit) for income taxes...............     1,350     (12,331)     1,925     (13,408)
                                                     --------   ---------   --------   ---------
Net loss...........................................  $(47,695)  $(195,745)  $(46,905)  $(197,901)
                                                     ========   =========   ========   =========

REVENUE

    Total revenue for the three and six months ended December 31, 1999 was $12.9 million and $73.9 million, respectively, as compared to $(154.4) million and $(96.7) million for the three and six months ended December 31, 1998, respectively. The 1999 period revenues include a $35.2 million write-down of the Company's residual interests and MSRs taken during the quarter ended
December 31, 1999 resulting from the Company's regular quarterly evaluation of the carrying values of such residual interests and MSRs which indicated that a valuation adjustment was warranted due to the credit loss experience of loans in its securitized trusts and estimated increased costs of servicing loans in its servicing portfolio. See "Certain Accounting Considerations--Accounting for Securitizations--Credit Losses." Total revenues in the 1998 periods include a $191.6 million write-down of the Company's residual interests charged against income during the three months ended December 31, 1998. As previously reported, the valuation adjustment in 1998 reflects the impact that adverse existing market conditions at the time had on the prepayment, loss and discount rate assumptions applied by the Company in estimating the fair value of its residual interests. Excluding the aforementioned valuation adjustments, revenues for the three and six months ended December 31, 1999 were $48.1 million and $109.0 million, respectively, compared to $37.2 million and $89.8 million, respectively, for the comparable periods in 1998.

    Gain on sale for the three months ended December 31, 1999 was $9.6 million, an $801,000 increase from the $8.8 million gain on sale reported during the comparable three month period a year ago. Gain on sale for the six months ended December 31, 1999 was $31.4 million, a $2.9 million increase from the $28.4 million gain on sale reported in the comparable six month period in 1998. Gain on sale for the three and six months ended December 31, 1999 reflects the Company's current loan disposition strategy of a combination of securitizations and whole loan sales. During the quarter ended December 31, 1999, the

Company securitized $403.5 million of loans and sold $184.6 million in loans in whole loan sales. During 1998's comparable quarter, however, the Company determined the asset-backed market that existed during the quarter made it impracticable for the Company to complete a securitization, and therefore the Company relied solely on the whole loan market for loan dispositions and sold $501.4 million of mortgage loans during that quarter. Also negatively impacting gain on sale during the three months ended December 31, 1998 was the Company's need to sell loans on an expedited basis to free up limited warehouse capacity that existed during the quarter ended December 31, 1998. During the six months ended December 31, 1999, the Company's securitized and sold in the whole loan market $803.6 million and $477.2 million, respectively, as compared to $650.0 million and $547.1 million, respectively, in the comparable six month period in 1998. The gains associated with the Company's securitizations and whole loan sales during the six months ended December 31, 1999 were lower than the gains associated with the securitizations and whole loan sale transactions during the six months ended December 31, 1998. The gain on sale for the securitizations in the three and six months ended December 31, 1999 were lower than historical gains due to, among other things, market conditions at the time of the securitizations and the Company's adoption of revised gain related assumptions implemented during the three months ended December 31, 1998. As previously reported, gain on sale for the six months ended December 31, 1998 was adversely affected by a $13.5 million hedge loss recorded in the period. As of and during the six months ended December 31, 1999, the Company had no hedge positions in place.

    Origination fee revenue is primarily comprised of points charged on mortgage loans originated by the Company and, to a lesser extent, other fees charged in the loan origination process. Origination fee revenue in the form of points is primarily a function of the volume of mortgage loans originated by the Company through its retail channel, the credit grade of the loans originated and the weighted average points charged on such loans. Deferred origination fee revenue recognized during the period is attributable to the mix in the composition of loans being either securitized or sold in whole loan sales in excess of the loans originated during the same periods. The recognition of deferred origination fee revenue during a period coincides with the recognition of deferred compensation expense during the same period. See "Expenses.". Origination fee revenue during the three months ended December 31, 1999 was $10.4 million, up $700,000, or 7.7% from $9.6 million during the three months ended December 31, 1998. Origination fee revenue for the three months ended December 31, 1999 includes $508,000 of recognized deferred origination fee revenue relating to prior periods' loan production. Origination fee revenue for the three months ended December 31, 1998 is net of $2.1 million of origination fee revenue deferred to future periods. Net of the effects of the recognition or deferral of deferred origination fee revenue, during the three months ended December 31, 1999 origination fee revenue decreased $1.8 million to $9.9 million from $11.7 million during the comparable period a year ago despite the $4.6 million increase in the Company's loan production volumes in its retail units.

    Origination fee revenue during the six months was $21.8 million during both the six months ended December 31, 1999 and 1998. Origination fee revenue for the six months ended December 31, 1999 includes $2.0 million of deferred origination fee revenue recognized during the period relating to prior periods' loan production. Origination fee revenue for the six months ended December 31, 1998 is net of $1.8 million of origination fees related loan production deferred to future periods. Net of the effects of recognition or deferral of deferred origination fee revenue, during the six months ended December 31, 1999 origination fee revenue decreased $3.8 million to $19.8 million from $23.6 million during the comparable period a year ago reflecting the decrease in the Company's loan production volumes in its retail units.

    Origination fee revenue earned in future periods could be reduced by recent changes in the Company's pricing strategies that place a higher emphasis on coupon rates rather than points at origination.

    Loan service revenue decreased to $4.4 million in the three months ended December 31, 1999 from $6.8 million during the three months ended December 31, 1998. Loan service revenue decreased to

$8.2 million during the six months ended December 31, 1999 from $13.1 million during the comparable six month period in 1998. Loan service revenue consists of prepayment fees, late charges and other fees retained by the Company; and, servicing fees earned on securitized pools, reduced by the subservicing costs and amortization of the Company's MSRs. The decrease in loan service revenue during the three and six months ended December 31, 1999 from the comparable periods in 1998 was due primarily to expenses incurred in the periods for subservicing arrangements and monthly servicing advances being handled by third parties that were not in place a year ago. To a lesser extent, the decrease is due to the decline in the balance of loans serviced by the Company during the current periods when compared to the 1998 periods. See "General--Loan Servicing."

    The delinquency rate at December 31, 1999 declined to 14.5% from 16.3% at December 31, 1998 and 15.7% at June 30, 1999. The decline in delinquencies is due primarily to the Company's strategy of increasing early collection intervention efforts on one payment delinquencies within applicable grace payment periods. The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. At the close of fiscal year 1997, the Company started to focus more on higher credit grade loans which the Company believes will cause delinquencies in the Company's servicing portfolio to decrease in the future. The Company's sale of a portion of its loan production in the whole loan market on a servicing released basis will diminish growth of the servicing portfolio. The seasoning of older loans in a slow growing or declining portfolio could cause delinquency rates to rise.

    During the six months ended December 31, 1999, REO losses increased to $41.9 million from $20.6 million in the comparable prior year period primarily due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. See "Certain Accounting Considerations--Accounting for Securitizations--Credit Losses." Further, the adverse market conditions that have existed since the fall of 1998 have resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. During the three months ended December 31, 1999, the Company's evaluation of the trend in credit losses included in its normal quarterly valuation of its residual interests resulted in a $30.2 million charge to income. See "Certain Accounting Considerations--Accounting for Securitizations--Credit Losses."

    The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio for the periods indicated:

                                                                                     SIX MONTHS ENDED
                                           YEAR ENDED JUNE 30,                         DECEMBER 31,
                                ------------------------------------------      --------------------------
                                   1999            1998            1997            1999            1998
                                ----------      ----------      ----------      ----------      ----------
                                                          (DOLLARS IN THOUSANDS)
Percentage of dollar amount of
  delinquent loans to loans
  serviced (period end)
  (1)(2)(3)(4)
One month.....................         2.4%            3.8%            4.3%            2.1%            4.0%
Two months....................         1.0%            1.3%            1.9%            0.9%            1.2%
Three or more months:
Not foreclosed(4)(5)..........        10.3%            9.0%            8.1%            9.4%            9.4%
Foreclosed(6).................         2.0%            1.5%            1.0%            2.1%            1.7%
                                ----------      ----------      ----------      ----------      ----------
  Total.......................        15.7%           15.6%           15.3%           14.5%           16.3%
                                ==========      ==========      ==========      ==========      ==========
Percentage of dollar amount of
  loans foreclosed during the
  period to servicing
  portfolio(4)(8).............         2.9%            2.0%            1.5%            1.9%            1.3%
Number of loans foreclosed
  during the period(6)........       1,680           1,125             560           1,004             785
Principal amount of foreclosed
  loans during the period.....  $  122,445      $   84,613      $   48,029      $   73,831      $   57,814
Net losses on liquidations
  during the period(7)........  $   51,730      $   26,488      $    5,470      $   41,925      $   20,575
Percentage of annualized
  losses to servicing
  portfolio(4)(8).............         1.2%            0.7%            0.2%            2.2%            1.0%
Servicing portfolio at period
  end.........................  $3,841,300      $4,147,000      $3,174,000      $3,922,000      $4,429,000

------------------------

(1) Delinquent loans are loans for which more than one payment is due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3) At December 31, 1999, the dollar volume of loans delinquent more than 90 days in 10 of the Company's REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. Three of those REMIC trusts, plus one additional REMIC trust, have also exceeded certain loss limits. See "--Certain Accounting Considerations" and "--Risk Factors".

(4) The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $84.0 million, $82.0 million, $-0-, $136.3 million, and $248.0 million for the periods ended June 30, 1999, June 30, 1998, June 30, 1997, December 31, 1999, and,
    December 31, 1998, respectively.

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

    Interest income includes interest on loans held for sale, interest on short-term overnight investments and accretion income associated with the Company's residual interests. Interest income during the three months ended December 31, 1999 increased $11.8 million to $23.8 million from $12.0 million during the three months ended December 31, 1998. During the six months ended December 31, 1999, interest income was $47.8 million, up $21.3 million, from $26.5 million reported during the comparable period a year ago. Interest income increased during the three and six months ended December 31, 1999 over the comparable 1998 periods due primarily to higher accretion on Company's residual interests due to a higher level of residuals recorded as a consequence of securitization activity in the 1999 periods that was absent a year ago, and use of a higher discount rate during the six months ended December 31, 1999 over the comparable period in 1998. To a lesser extent, the increase in interest income is attributable to weighted average interest rates on higher balances of loans held for sale during the three and six months ended December 31, 1999 when compared to such rates and balances during the comparable periods in 1998.

EXPENSES

    Total expenses increased $5.6 million to $59.3 million during the three months ended December 31, 1999 from $53.7 million during the comparable period in 1998 and increased $4.2 million to $118.8 million for the six months ended December 31, 1999 from $114.6 million during the six months ended December 31, 1998. The overall increases in total expenses during the three and six months ended December 31, 1999 from amounts reported in the comparable 1998 periods are attributable to increases in compensation, general and administrative and interest expense, partially offset by a decline between periods in production costs.

    Compensation expense during the three months ended December 31, 1999 increased $2.5 million, or 12.4%, to $22.4 million from $19.9 million during the three months ended December 31, 1998. Compensation expense for the three months ended December 31, 1999 includes $743,000 of deferred direct compensation costs associated with loans originated in prior periods that were disposed of in either whole loan sales or in the securitization consummated during the quarter. Compensation expense for the three months ended December 31, 1998, however, is net of $1.2 million of direct compensation costs associated with loans originations which were deferred to future periods pending disposition of the loans in either whole loans sales or securitizations. Net of the effects of the recognition or the deferral of direct compensatory costs, compensation expense during the quarter ended December 31, 1999 declined $500,000 to $21.6 million from $22.1 million during the comparable period a year ago despite a $30.6 million increase in loan production during the quarter from loan production levels in the same period a year ago, primarily reflecting cost reduction efforts taken by the Company to reduce compensatory costs.

    Compensation expense during the six months ended December 31, 1999 increased $1.8 million, or 4.1%, to $45.5 million from $43.7 million during the six months ended December 31, 1998. Compensation expense for the six months ended
December 31, 1999 includes $3.1 million of deferred direct compensation costs associated with loans originated in prior periods that were disposed of in either whole loan sales or in the securitization consummated during the period, and also includes $1.0 million of nonrecurring severance costs incurred during the quarter ended September 30, 1999. Compensation expense for the six months ended December 31, 1998 is net of $1.5 million of direct compensation costs associated with loans originations which were deferred to future periods pending disposition of the loans in either whole loans sales or securitizations. Net of the effects of the recognition or the deferral of direct compensatory costs, compensation expense for the six months ended December 31, 1999 declined
$2.8 million to $42.4 million from $45.2 million during the comparable period from a year ago which reflects costs reduction efforts undertaken by the Company.

    Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees is generally related to the Company's loan origination volume. Production expense during the three months ended December 31, 1999 decreased $3.6 million, or 34%, to $7.0 million from $10.6 million during the three months ended December 31, 1998. During the six months ended December 31, 1999 production expense decreased $5.9 million, or 27%, from $21.5 million during the comparable six months in 1998. The decreases in production expense during the three and six months ended December 31, 1999 from the comparable periods in 1998 is due primarily to the Company closing smaller, less productive centralized retail channel branch offices and transferring other branches to its decentralized retail channel which has lower advertising costs. As part of its cost reduction efforts, the Company has focused on reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies. Additionally, in December 1999, in an effort to further reduce production costs, the Company commenced the practice of having prospective borrowers pay for appraisal costs prior to incurrence of the appraisal expense during the loan origination process. Prior thereto, the Company did not charge customers for appraisals unless and until their loans closed, and absorbed as a production expense appraisal costs incurred for loan applications where the prospective applicants' loans were not closed and funded. Production expense expressed as a percentage of total loan origination volume for the three months ended December 31, 1999 was 1.2% compared to 1.9% during the comparable three month period in 1998. The decrease in the percentage reflects the decline in production expense during the December 1999 quarter from the 1998 quarter despite a $30.6 million increase in total loan production between the two periods. Production expense expressed as a percentage of total loan origination volume for the six months ended December 31, 1999 was 1.4% compared to 1.7% during the comparable six month period in 1998. The decrease in the percentage of production expense to total loan origination volume for the six months ended December 31, 1999 from the similar percentage in the comparable 1998 period is due primarily to the decline between periods in the level of production costs and, to a lesser extent, the decline in total loan origination volume in the six months ended December 31, 1999 from the same period a year ago.

    General and administrative expenses increased $3.2 million and $4.1 million to $17.0 million and $31.3 million during the three and six months ended December 31, 1999 from $13.8 million and $27.2 million during the comparable three and six month periods in 1998. The increases were primarily attributable to the Company's decision to utilize outside professional advisors on specific operational projects, primarily to support the two servicing advance facilities the Company put in place to reduce its servicing advance obligations, Y2K compliance related issues, and miscellaneous operational charges taken by the Company, partially offset by declines in the Company's communication and miscellaneous expenses. The Company reviewed its accounts receivable consisting of servicing advances made by the Company in connection with its securitized pools and valued such receivables to reflect their fair market value at December 31, 1999. This valuation resulted in a write-down in the amount of $2.0 million and was recorded in the quarter ended December 31, 1999. As part of the Company's on-going costs savings program, it ceased activities in certain retail and broker branches that were deemed unprofitable by management or as part of the regionalization of branches in the broker network. The office space for some of the closed branches remains subject to operating leases that management is attempting to sublease or terminate. The Company is also attempting to sublet significant space at its headquarter office located at 350 South Grand Avenue in downtown Los Angeles. If such office space is subleased at lease rates less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant one-time charge.

    Interest expense increased $3.5 million and $4.2 million to $12.9 million and $26.4 million for the three and six months ended December 31, 1999, respectively, from $9.4 million and $22.3 million for the comparable three and six month periods in 1998, respectively. The increase in interest expense in the three and six months ended December 31, 1999 from levels reported in the comparable 1998 periods resulted primarily from increased borrowings at higher interest rates under various revolving warehouse and repurchase facilities to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its operations.

INCOME TAXES

    During the three and six months ended December 31, 1999, the Company recorded an income tax provision of $1,350,000 and $1,925,000, respectively, and such provisions relate exclusively to the Company's estimate for taxes on excess inclusion income on its REMIC trusts. During the three and six months ended December 31, 1998, the Company recorded estimated tax benefits of $12.3 million and $13.4 million, respectively, which were net of tax valuation adjustments recorded to account for estimated non-realizable deferred tax assets. The investment in the Company by Capital Z resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

FINANCIAL CONDITION

    LOANS HELD FOR SALE. The Company's portfolio of loans held for sale decreased to $371.7 million at December 31, 1999 from $559.9 million at June 30, 1999. The decline is due to the Company's $803.6 million of securitizations and $477.2 million of whole loan sales in the secondary markets during the six months ended December 31, 1999, partially offset by the Company's loan production during the period.

    ACCOUNTS RECEIVABLE. Accounts receivable, representing servicing fees and advances and other receivables, increased to $58.9 million at December 31, 1999 from $57.0 million at June 30, 1999. Included in accounts receivable at June 30, 1999 was $25.0 million of estimated proceeds from the Additional Investment which were subsequently received by the Company in August 1999. The level of servicing related advances, in any given period, is dependent upon portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections. The increase in the Company's accounts receivable since June 30, 1999 is primarily attributable to advances on delinquent loans in the two securitizations closed during the six month period and continued advances on seriously deliquent loans. Loans in such securitizations are not eligible for funding under arrangements the Company made with an investment bank in the quarter ended June 30, 1999 to make a portion of the Company's servicing advances on pre-1999 securitization.

    RESIDUAL INTERESTS. Residual interests increased to $342.6 million at December 31, 1999 from $332.3 million at June 30, 1999 reflecting residual interests recognized in the Company's securitizations in the six months ended December 31, 1999, plus accretion during the same period, net of the $30.2 million write-down during the three months ended December 31, 1999.

    MORTGAGE SERVICING RIGHTS, NET. Mortgage servicing rights, net, decreased to $16.6 million at December 31, 1999 from $20.9 million at June 30, 1999 reflecting the capitalization of mortgage servicing rights on the securitizations during the six months ended December 31, 1999, net of amortization during the period and the $5.0 million write-down during the three months ended December 31, 1999.

    EQUIPMENT AND IMPROVEMENTS, NET. Equipment and improvements, net, decreased to $11.1 million at December 31, 1999 from $13.5 million at June 30, 1999 due to depreciation and amortization outpacing current period equipment and improvement acquisitions during the six months ended December 31, 1999.

    PREPAID AND OTHER ASSETS. Prepaid and other assets declined to $11.0 million at December 31, 1999 from $15.0 million at June 30, 1999. The $1.7 million of income tax refunds receivable at June 30, 1999 were realized in cash during the six months ended December 31, 1999.

    BORROWINGS. Amounts outstanding under borrowings at December 31, 1999 remained unchanged from the $281.2 million outstanding at June 30, 1999. In January 2000, the Company reduced borrowings by $5.8 million by making a regularly scheduled sinking fund payment on its 10.5% Senior Notes.

    REVOLVING WAREHOUSE FACILITIES. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $366.2 million at December 31, 1999 from $536.0 million at June 30, 1999, primarily as the result of the decrease in loans held for sale due to whole loan sales and the securitizations during the six months ended December 31, 1999, partially offset by the Company's loan production during the period. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) the funding of mortgage loan originations and purchases prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) overcollateralization or reserve requirements in connection with the securitization, (iv) ongoing administrative, operating, and tax expenses,
(v) interest and principal payments under the Company's warehouse and repurchase credit facilities and other existing indebtedness, (vi) advances in connection with the Company's servicing portfolio and (vii) costs associated with realigning the Company's core production units.

    The Company has historically financed its operating cash requirements primarily through: (i) warehouse and repurchase facilities, (ii) working capital financing facilities, (iii) the securitization and sale of mortgage loans, and
(iv) the issuance of debt and equity securities.

    WAREHOUSE AND REPURCHASE FACILITIES. The Company generally relies on warehouse and repurchase facilities to originate and purchase mortgage loans and hold them prior to securitization and sale. Prior to the global economic crises that existed in early fiscal 1999, the Company retained access to warehouse and other credit facilities with borrowing limits aggregating in excess of $1.0 billion. However, during the December 1998 quarter, changes in advance rates imposed by lenders effectively limited the Company to a single
$300.0 million committed warehouse line until the initial investment by Capital Z on February 10, 1999. As previously reported, with the Capital Z investment, the Company was able to obtain other committed and uncommitted revolving warehouse and repurchase facilities. The Company had committed revolving warehouse and repurchase facilities in the amount of $790.0 million during the quarter ended December 31, 1999 and an uncommitted warehouse line of $100.0 million. Of the $790.0 million of committed facilities available at December 31, 1999, $90.0 million expired on February 9, 2000, $150.0 million (which is to be reduced to $125.0 million on February 15, 2000) expires on February 29, 2000, $300.0 million expires on March 31, 2000 and the remaining $250.0 million expires on October 29, 2000. On February 11, 2000, the Company renewed the $90.0 million facility which expired and increased the borrowing limit under the facility by $110.0 million to $200.0 million (less any amount outstanding under its working capital subline described below).

    The Company currently uses the Concurrent Funding Facility which expires on February 29, 2000 to fund the majority of its mortgage loans at closing. The Company is not permitted to use its other revolving warehouse and repurchase facilities to fund mortgage loans at closing; instead, the Company must use funds either from the Concurrent Funding Facility, or working capital, to close the mortgage loans. After the mortgage loans are closed, the Company can pledge them under one of its other revolving warehouse or repurchase facilities to repay the Concurrent Funding Facility or replenish working capital. The

Company does not expect to renew the Concurrent Funding Facility. The Company is seeking new revolving warehouse and repurchase facilities which the Company can use to fund mortgage loans and meet its expected funding needs; however, the Company does not expect to have access to a new revolving warehouse or repurchase facility, prior to the expiration of the Concurrent Funding Facility on February 29, 2000. Moreover, commencing on February 29, 2000, and until the Company is able to negotiate new warehouse or repurchase facilities, the Company will be required to fund mortgage loans, and until such mortgage loans can be transferred to another facility or sold, exclusively out of working capital. This could restrict the ability of the Company to continue to fund its mortgage loan production at current levels. A reduction in mortgage loan production will negatively impact the profitability of the Company. If loan fundings are reduced due to a lack of funding or capital alternatives, ongoing operations may be jeopardized, which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity and net earning income levels. Due to, among other things, the $47.7 million loss for the quarter, including the $35.2 write-down of its residual interests and mortgage servicing rights, the Company needed to seek and obtained amendments to all of its revolving warehouse and repurchase facilities to amend their respective financial covenants, as it would have been otherwise unable to meet those covenants. If the Company is unable to meet these financial covenants going forward, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    WORKING CAPITAL FINANCING FACILITIES. The Company has historically relied on working capital lines to help it fund its servicing advance obligations. In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization trusts, pursuant to which, the loan service company assumed the obligations to make all future advances on those two trusts. The Company also sold to the loan servicing company the outstanding servicing advances on those two trusts for approximately $13.0 million. In June 1999, in order to further reduce its servicing advance obligations, the Company entered into an arrangement with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts.

    The Company also requires working capital to originate mortgage loans. Historically, the Company has had access to warehouse and repurchase facilities which advanced up to 100% of the principal balance of the mortgage loans to the Company. However, as a result of the difficult current market conditions which began in the quarter ended December 31, 1998, and the Company's recent financial performance, including the prices the Company has received in recent whole loan sales, certain of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans. The Company also requires working capital to fund mortgage loans at closing. See "Liquidity and Capital Resources--Warehouse and Repurchase Facilities."

    On February 11, 2000, the Company secured $35.0 million in working capital secured by certain of its residual interests and certain other collateral through the renewal of a $90.0 million committed warehouse line which expired on February 9, 2000. The committed warehouse line was increased to $200.0 million and included a $35 million non-revolving working capital subline, which the Company drew down on February 11, 2000. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the working capital subline. In connection therewith, the Company has agreed to pay Capital Z a $1 million fee.

    Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Warehouse indebtedness is generally not included in the indebtedness limitations. As a result of the loss for the quarter ended December 31, 1999, the Company is restricted from incurring additional indebtedness as defined in the Indenture. The Company's repurchase and warehouse facilities also contain limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of assets allocable to post-September 1996 securitizations which the Company may pledge to secure debt is limited by the Indenture to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million. The Company pledged certain residuals to secure the working capital subline. Under the terms of the working capital subline, the Company is required to pledge additional residual interests in an amount equal to $10.0 million in order to maintain the scheduled amortization and maturity of the subline. The Company does not anticipate having available additional residual interests to finance in the near term. This could restrict the Company's ability to borrow to provide working capital as needed in the future.

    THE SECURITIZATION AND SALE OF MORTGAGE LOANS. The Company's ability to sell loans originated and purchased by it in the secondary market through securitizations and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "--Risk Factors--A Prolonged Interruption or Reduction in the Secondary Market Would Hurt Our Financial Performance."

    The Company securitized $403.5 million and $803.6 million of loans held for sale during the three and six months ended December 31, 1999, respectively. The Company did not securitize loans held for sale during the three months ended December 31, 1998, but did complete a $650.0 million securitization during the quarter ended September 30, 1998. The gain on sale recognized on securitizations during the three and six months ended December 31, 1999 was lower than historical gains due, among other things, to market conditions at the time of the securitizations, and the Company's adoption of the revised assumptions during the quarter ended December 31, 1998. See "--Certain Accounting Considerations--Accounting for Securitizations." In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. As of December 31, 1999, the Company was required to maintain an additional $56.6 million in overcollateralization amounts as a result of the level of its delinquency rates and realized losses above that which would have been required to be maintained if the applicable delinquency rates and realized losses had been below the specified limit. Of this amount, at December 31, 1999, $24.3 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

    In the Company's securitizations structured as a REMIC, the recognition of non-cash gain on sale has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the cash flows are received and applicable reserve or overcollateralization requirements are met.

    During the three and six months ended December 31, 1999, the Company sold loans for cash in whole loan sales with servicing released of $184.6 million and $477.2 million, respectively, compared to $501.4 million and $547.1 million during the three and six months ended December 31, 1998, respectively. The Company currently has in place two forward commitments for whole loan sales. One of the commitments, entered into in May 1999, expires in May, 2000 and has a minimum and maximum commitment amount of $500.0 million and $1.5 billion, respectively, of which approximately $189.6 million of loans had been sold at December 31, 1999. The other commitment was secured in November 1999, expires in November 2000 and has a minimum and maximum commitment amount of $300.0 and $600.0 million, respectively, of which approximately $112.1 million of loans had been sold at December 31, 1999.

    THE ISSUANCE OF DEBT AND EQUITY SECURITIES. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional equity and debt sources. In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In the private placement, the Company also issued warrants to purchase an aggregate additional 6.3 million shares (as adjusted) of the Company's common stock at an exercise price of $7.67 (as adjusted), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in April 2001. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In
February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At December 31, 1999, under the most restrictive of such covenants, the Company had no money available for the payment of such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

    The Company has raised $127.9 million through the sale of preferred stock in several phases to Capital Z and its designees, certain members of the Company's management and holders of the Company's common stock. The Company raised
$76.8 million in February 1999, $25.0 million in August 1999 and $25.0 million ($4.2 million in the Rights Offering and $20.8 million pursuant to the Standby Commitment) in October 1999 which was accrued at September 30, 1999. In
October 1999, the Company also issued $1.1 million of preferred stock to certain management investors. In connection with the sale of stock to Capital Z, the Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 2.5 million shares of the Company's common stock for $1.00 per share.

    The Company's primary sources of liquidity are expected to be fundings under revolving warehouse and repurchase facilities and whole loan sales and the monetization of the Company's servicing advances. See "Liquidity and Capital Resources." If the Company's access to warehouse lines, working capital or the securitization or whole loan markets is restricted, or cash savings are not realized through the implementation of the Company's cost reduction efforts, the Company may have to seek additional equity. Further, if available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and sell. This would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

YEAR 2000 COMPLIANCE AND TECHNOLOGICAL ENHANCEMENT

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

    The Company completed the Year 2000 compliance program including the testing efforts by December 31, 1999. The Company did not incur any disruptions to the normal operations as a result of any Year 2000 issues encountered during the rollover to January 1, 2000. The Company will continue to monitor key dates in the current year. The Company has no reason to believe that any Year 2000 issues will occur later in the current year.

RISK MANAGEMENT

    The Company is currently re-evaluating its current hedging policy, and at December 31, 1999 had no hedge transactions in place. While the Company monitors the interest rate environment and has employed fixed rate hedging strategies in the past, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

    SALE OF LOANS--SECURITIZATIONS AND WHOLE LOAN SALES--INTEREST RATE
RISK. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, for securitized loans the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow, and reduce the Company's related gain on sale upon securitization. For loans sold in whole loan sales, if interest rates rise while the loans are held, the gain on sale recognized by the Company may be reduced.

    In the past, the Company mitigated exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization or whole loan sale. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities. At December 31, 1999 and during the three and six months then ended, the Company did not have any hedge transactions in place. Accordingly, during the three and six months ended December 31, 1999, there were no hedge losses in gain on sale. At September 30, 1998, the Company had outstanding notional balances of Treasury swap agreements in the amount of $85 million. This position, which was terminated by the Company on December 31, 1998, had a market value at September 30, 1998 of $80 million. The Company recorded the related hedge loss at September 30, 1998 for the $4.6 million shortfall in the gain on sale for that period. The Company had a similar swap agreement in the notional amount of $250.0 million which expired on September 30, 1998 and had a market value at June 30, 1998 of $248 million. Due to market conditions in the quarter ended September 30, 1998, this position deteriorated to a loss of $10.7 million which was recorded in gain on sale during the three months ended September 30, 1998. The Company also had LIBOR cap contracts outstanding at September 30, 1998 in the notional amount of $7.2 million. These positions were valued at par at September 30, 1998 as their contractual cap (strike price) exceeded the LIBOR market rate at September 30, 1998. The September 30, 1998 position expired December 23, 1998. These instruments had no negative risk above the original premiums paid in cash.

    RESIDUAL INTERESTS AND MSRS.  The Company had residual interests of
$342.6 million and $332.3 million outstanding at December 31, 1999 and June 30, 1999, respectively. The Company also had MSRs outstanding at December 31, 1999 and June 30, 1999 in the amount of $16.6 million and $20.9 million, respectively. Both of these instruments are recorded at amounts that approximate estimated fair value at December 31, 1999 and June 30, 1999. Residual interests and MSRs increased during the six months ended December 31, 1999, reflecting the residual interests and MSR's recognized on the Company's securitizations during the period, plus accretion during the quarter, partially offset by the $35.2 million write-down. See "Certain Accounting Considerations--Accounting for Securitizations". The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% both at December 31, 1999 and June 30, 1999. The weighted average life used for valuations at December 31, 1999 and June 30, 1999 was 2.9 years.

    These assets are subject to risk in accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, accounts receivables and revolving warehouse and repurchase facilities which are short term in nature and/or generally bear market rates of interest, thus, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company's borrowings approximate fair value when valued using available quoted market prices.

    CREDIT RISK. The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

    The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business, including commitments to extend credit to borrowers. The Company has a first or second lien position on all of its loans, and the combined loan-to-value ratio ("CLTV") permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. In some cases, the Company originates loans up to 97% CLTV that are insured down to approximately 67% with mortgage insurance. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value of the mortgaged property at the time of origination, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

    WAREHOUSING EXPOSURE. The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization or sale. At December 31, 1999, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $790.0 million and the total outstanding related to these facilities was $366.2 million. At June 30, 1999, the Company had total committed revolving warehouse and repurchase facilities available of $590.0 million and the total outstanding related to those facilities was $536.0 million. Warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are either securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

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

    Our primary and potential sources of cash as described in the paragraph above should be sufficient to fund our cash requirements through at least the next 12 months, assuming the Company successfully closes a new warehouse facility which provides for concurrent funding or receives additional equity capital. If available at all, the type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. However, we are not sure that these sources of cash will be available when needed. Even if the sources of cash are available, the providers of cash may impose terms that are not favorable to us. As a result of the limitations described above, we may be restricted in the amount of loans that we will be able to produce and sell.

    IF WE ARE UNABLE TO MAINTAIN ADEQUATE FINANCING SOURCES, OUR ABILITY TO MAKE MORTGAGE LOANS WILL BE IMPAIRED AND OUR REVENUES WILL SUFFER.

    We use cash draws under credit facilities, referred to as revolving warehouse and repurchase facilities, to fund new originations and purchases of mortgage loans before securitization or sale. We currently have four committed lines with aggregate borrowing capacity of $840.0 million (excluding a $35.0 million working capital subline). The facility which the Company uses to fund the majority of its mortgage loans at closing expires on February 29, 2000, and it is unlikely the Company will renew that facility. The remaining existing facilities expire between March 2000 and October 2000 and no assurances can be given that we will be able to extend or replace these facilities at the times they mature. We recently entered into a transaction pursuant to which we sold certain accounts receivable representing servicing advances we had previously made and engaged an investment bank to make a substantial portion of future servicing advances on substantially all of the loans in our servicing portfolio. As servicer of the loans we securitize, we are required to advance, or loan, to the trusts delinquent interest. In addition, as servicer, we advance to the trusts foreclosure related expenses, and certain tax and insurance remittances relating to loans serviced. To the extent that we are unable to maintain existing credit facilities, arrange new warehouse, repurchase or other credit facilities or obtain additional commitments to sell whole loans for cash, we may have to curtail making loans. This would have a material adverse effect on our financial position and results of operations and jeopardize our ability to continue to operate as a going concern.

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

    At December 31, 1999, the dollar volume of loans delinquent more than 90 days in 10 of our securitization trusts formed during the period from March 1995 to March 1997 and during December 1997, exceeded the permitted limit in the related securitization agreements.

    We have implemented various plans to lower the delinquency rates in our future trusts, including diversifying the loans we originate and purchase to include higher credit grade loans. The delinquency rate at December 31, 1999 was 14.5% and at June 30, 1999 was 15.7%.

    Three of the ten trusts referred to above, plus one additional trust, which represent in the aggregate 12.9% of the dollar volume of our servicing portfolio, exceeded loss limits at December 31, 1999. The limit that has been exceeded provides that losses may not exceed a certain threshold, which ranges from 0.47% to 0.83% of the original pool balances in the relevant securitization trusts, on a rolling 12 month basis.

    Although the monoline insurance company has the right to terminate servicing with respect to the 1999 securitization trusts and the trusts that exceed the delinquency and loss limits, no servicing rights have been terminated and we believe that it is unlikely that we will be terminated as servicer. We cannot be sure, however, that our servicing rights with respect to the mortgage loans in such trusts, or any other trusts which exceed the specified delinquency or loss limits in future periods, will not be terminated.

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

    High delinquency rates hurt our cash flows. When delinquency rates exceed the limit specified in the securitization agreement, our right to receive cash from the trust is delayed. When delinquency rates exceed the specified amount, we are required to use the cash flows from the trust to make accelerated payments of principal on the certificates or bonds issued by the trust. These accelerated payments increase the overcollateralization levels. The overcollateralization level represents the amount that the principal balance of the loans in the trust exceeds the principal balance of the certificates or bonds issued by the trust. We do not receive distributions from the trust until after the required overcollateralization levels are met. Generally, provisions in the securitization agreements have the effect of requiring the overcollateralization amount to be increased up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of December 31, 1999, we were required to maintain an additional
$56.6 million in overcollateralization amounts as a result of the level of the delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at December 31, 1999, $24.3 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

    Adjustable rate loans account for a substantial portion of the mortgage loans that we originate or purchase. Credit-impaired borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loan. Substantially all of the adjustable rate mortgages include a teaser rate, i.e., an initial interest rate significantly below the fully indexed interest rate at origination. Loans with an initial adjustment date six months after funding are underwritten at the indexed rate as of the first adjustment date, and loans with an initial adjustment date two or three years after funding are underwritten at the teaser rate. As a result, borrowers will face interest rate increases on their adjustable rate loan, even in a stable interest rate environment.

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

    A significant decline in long-term or short-term interest rates could increase the level of loan prepayments. An increase in prepayments would decrease the size of, and servicing income from, our servicing portfolio. Our expectations as to prepayment are used to determine the amount of non-cash gain on sale recorded at the closing of a securitization transaction. An increase in prepayment rates could result in a charge to earnings if the rate is faster than originally expected.

    IN AN INCREASING INTEREST RATE ENVIRONMENT, OUR EARNINGS COULD SUFFER BECAUSE OF ADJUSTABLE RATE LOANS THAT WE SECURITIZED.

    The value of our residual interests created as a result of the securitization of adjustable rate mortgage loans is subject to so-called basis risk. Basis risk arises when the adjustable rate mortgage loans in a securitization trust, including those with a fixed initial rate, bear interest based on an index or adjustment period that is different from the certificates or bonds issued by the trust. In the absence of effective hedging or loss mitigation strategies, in a period of increasing interest rates, the value of the residual interests could be adversely affected because the interest rates on the certificates or bonds issued by a securitization trust could adjust faster than the interest rates on our adjustable rate mortgage loans in the trust. Adjustable rate mortgage loans are typically subject to periodic and lifetime interest rate caps, which limit the amount an adjustable rate mortgage loan's interest rate can change during any given period. In a period of rapidly increasing interest rates, the value of the residual interests could be adversely affected in the absence of effective hedging strategies because the interest rates on the certificates or bonds issued by a securitization trust could increase without limitation by caps, while the interest rates on our adjustable rate mortgage loans would be so limited.

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

    At December 31, 1999, 20.8% and 11.5% of the loans we serviced were collateralized by residential properties located in California and Florida, respectively. Because of these concentrations, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California and Florida economies and their residential real estate markets. Residential real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides. Florida historically has been vulnerable to certain other natural disasters, such as tropical storms and hurricanes. Such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

    WE MAY BE REQUIRED TO REPURCHASE LOANS OR INDEMNIFY INVESTORS IF WE BREACH REPRESENTATIONS AND WARRANTIES.

    In the ordinary course of our business, we are subject to claims made against us by borrowers arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees and officers, incomplete documentation and failures to comply with various laws and regulations applicable to our business. In addition, agreements governing our securitization program and whole loan sales require us to commit to repurchase or replace loans which do not conform to our representations and warranties at the time of sale. We believe that liability with respect to any currently asserted claims or legal actions is not likely to be material to our financial position or results of operations. However, any claims asserted in the future may result in expenses or liabilities which could have a material adverse effect on our financial position and results of operations.

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

    At January 15, 2000, Capital Z beneficially owned senior preferred stock representing 46.2% of our combined voting power in the election of directors and 76.1% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members' terms expire Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

(c) Exhibits: See Exhibit Index

(d) During the quarter ended December 31, 1999, the Company filed (i) a Current Report on Form 8-K on October 5, 1999 (earliest event reported
    September 27, 1999), reporting information under Item 5 regarding the extension of the Company's rights offering and the status of the listing application for a class of preferred stock; (ii) a Current Report on Form 8-K on October 20, 1999 (earliest event reported October 13, 1999), reporting information under Item 5 regarding personnel matters; (iii) a Current Report on Form 8-K on October 20, 1999 (earliest event reported October 8, 1999), reporting information under Item 5 regarding the results of the Company's rights offering; (iv) a Current Report on Form 8-K on November 2, 1999 (earliest event reported October 25, 1999), reporting information under Item 5 regarding the appointment of the Company's Chief Executive Officer; (v) a Current Report on Form 8-K on November 3 (earliest even reported October 29, 1999) reporting information under Item 5 regarding the Company's financial results for the first fiscal quarter; (vi) a Current Report on Form 8-K on November 10, 1999 (earliest event reported
    November 2, 1999) reporting information under Item 5 regarding a business relationship with an on-line company; (vii) a Current Report on Form 8-K on November 30, 1999 (earliest event reported November 15, 1999) regarding information under Item 7 regarding the Company's securitization; (viii) a Current Report on Form 8-K on December 6, 1999 (earliest event reported December 2, 1999) regarding information under Item 5 regarding the appointment of a director of the Company.

                          AAMES FINANCIAL CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AAMES FINANCIAL CORPORATION

                                                       By:              /s/ DAVID A. SKLAR
                                                            -----------------------------------------
                                                                          David A. Sklar
                                                              EXECUTIVE VICE PRESIDENT--FINANCE AND
Date: February 14, 2000                                         CHIEF FINANCIAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
-----------             ----------------------
        10.26(f)        Fourth Amendment to Amended and Restated Master Repurchase
                        Agreement Governing Purchases and Sales of Mortgage Loans,
                        dated as of December 30, 1999, between Aames Capital
                        Corporation and Lehman Commercial Paper Inc.

        10.27(g) Amendment No. 3 to Guaranty, dated as of December 1, 1999, between Aames Financial Corporation and Greenwich Capital
                        Financial Products, Inc.(1)

        10.27(h)        Amendment No. 4 to Guaranty, dated as of December 30, 1999, between Aames Financial Corporation and Greenwich Capital
                        Financial Products, Inc.

        10.28(e)        Third Amendment to Master Repurchase Agreement and Guaranty,
                        dated as of December 29, 1999, between Aames Capital
                        Corporation, Aames Financial Corporation and Bank of
                        America, N.A.(1)

        10.28(f)        Fourth Amendment to Master Repurchase Agreement and
                        Guaranty, dated as of February 2, 2000, between Aames
                        Capital Corporation, Aames Financial Corporation and Bank of
                        America, N.A.

        10.37(a)        Master Loan and Security Agreement, dated as of October 29,
                        1999, between Aames Capital Corporation and Morgan Stanley
                        Mortgage Capital, Inc.(1)

        10.37(b)        First Amendment to Master Loan and Security Agreement, dated as of December 30, 1999, between Aames Capital Corporation and Mortgage Stanley Mortgage Capital, Inc.

        11              Computation of Per Share Earnings

        27.1            Financial Disclosure Schedule

------------------------

(1) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 14, 2000.