Form 10-Q
period 2000-03-31
AAMES FINANCIAL CORP/DE
filed 2000-05-22
CIK 879957

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    AT MAY 19, 2000, REGISTRANT HAD 6,212,713 SHARES OF COMMON STOCK
OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                      PAGE NO.
--------                                                      ---------
               PART I--FINANCIAL INFORMATION

Item 1--      Financial Statements
             Condensed Consolidated Balance Sheets at
March 31, 2000 and
             June 30, 1999..................................       3
             Condensed Consolidated Statements of Operations
             for the three and nine months ended March 31,
             2000 and 1999..................................       4
             Condensed Consolidated Statements of Cash Flows
             for the nine months ended March 31, 2000 and
             1999...........................................       5
             Notes to Condensed Consolidated Financial
             Statements.....................................       6
Item 2--      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................       8

                 PART II--OTHER INFORMATION
Item 1--      Legal Proceedings.............................      40
Item 2--      Changes in Securities.........................      40
Item 3--      Defaults Upon Senior Securities...............      40
Item 4--      Submission of Matters to a Vote of Security
              Holders.......................................      40
Item 5--      Other Information.............................      41
Item 6--      Exhibits and Reports on Form 8-K..............      41
Signature Page..............................................      42

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,        JUNE 30,
                                                                  2000            1999
                                                              ------------   --------------
                                                              (UNAUDITED)      (AUDITED)
                           ASSETS
Cash and cash equivalents...................................  $ 19,396,000   $   20,764,000
Loans held for sale, at lower of cost or market.............   383,282,000      559,869,000
Accounts receivable.........................................    46,470,000       56,964,000
Residual interests, at estimated fair market value..........   297,577,000      332,327,000
Mortgage servicing rights, net..............................    14,325,000       20,928,000
Equipment and improvements, net.............................    10,235,000       13,495,000
Prepaid and other...........................................    14,176,000       15,013,000
Income tax refund receivable................................            --        1,737,000
                                                              ------------   --------------
    Total assets............................................  $785,461,000   $1,021,097,000
                                                              ============   ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings..................................................  $275,470,000   $  281,220,000
Revolving warehouse and repurchase facilities...............   386,165,000      535,997,000
Accounts payable and accrued expenses.......................    58,797,000       50,505,000
Income taxes payable........................................     8,533,000        7,819,000
                                                              ------------   --------------
    Total liabilities.......................................   728,965,000      875,541,000
                                                              ------------   --------------
Commitments and contingencies...............................            --               --
Stockholders' equity:
  Series A Preferred Stock, par value $0.001 per share;
    500,000 shares authorized; none outstanding.............            --               --
  Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 and 100,000,000 shares authorized;
    26,704,000 and 26,704,000 shares outstanding............        27,000           27,000
  Series C Convertible Preferred Stock, par value $0.001 per share; 107,105,700 and 100,000,000 shares authorized;
    20,166,000 and 15,009,000 shares outstanding............        20,000           15,000
  Common Stock, par value $0.001 per share 400,000,000 and
    50,000,000 shares authorized; 6,213,000 and 6,203,000
    shares outstanding......................................         6,000            6,000
Additional paid-in capital..................................   367,338,000      342,278,000
Retained deficit............................................  (310,895,000)    (196,770,000)
                                                              ------------   --------------
    Total stockholders' equity..............................    56,496,000      145,556,000
                                                              ------------   --------------
    Total liabilities and stockholders' equity..............  $785,461,000   $1,021,097,000
                                                              ============   ==============

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                       ---------------------------   -----------------------------
                                        MARCH 31,      MARCH 31,       MARCH 31,       MARCH 31,
                                           2000           1999           2000            1999
                                       ------------   ------------   -------------   -------------
Revenue:
  Gain on sale of loans..............  $  9,053,000   $  8,236,000   $  40,403,000   $  36,665,000
  Write-down of residual interests
    and mortgage servicing rights....   (47,300,000)    (8,100,000)    (82,490,000)   (194,551,000)
  Origination fees...................     7,671,000     10,283,000      29,429,000      32,067,000
  Loan servicing.....................     3,958,000      7,559,000      12,133,000      20,675,000
  Interest...........................    24,627,000     18,836,000      72,387,000      45,296,000
                                       ------------   ------------   -------------   -------------
    Total revenue, including
      write-down of residual
      interests and mortgage
      servicing rights...............    (1,991,000)    36,814,000      71,862,000     (59,848,000)
                                       ------------   ------------   -------------   -------------

Expenses:
  Compensation.......................    25,922,000     21,759,000      71,404,000      65,460,000
  Production.........................     5,805,000      9,390,000      21,420,000      30,879,000
  General and administrative.........    14,204,000     11,300,000      45,506,000      38,472,000
  Interest...........................    13,010,000      9,474,000      39,444,000      31,759,000
  Nonrecurring charge-off of
    servicing receivable.............            --     37,044,000              --      37,044,000
                                       ------------   ------------   -------------   -------------
    Total expenses...................    58,941,000     88,967,000     177,774,000     203,614,000
                                       ------------   ------------   -------------   -------------
Loss before income taxes.............   (60,932,000)   (52,153,000)   (105,912,000)   (263,462,000)
Provision (benefit) for income
  taxes..............................       533,000    (16,174,000)      2,458,000     (29,582,000)
                                       ------------   ------------   -------------   -------------
Net loss.............................  $(61,465,000)  $(35,979,000)  $(108,370,000)  $(233,880,000)
                                       ============   ============   =============   =============

Net loss per share:
  Basic..............................  $     (10.25)  $      (5.91)  $      (18.38)  $      (37.84)
                                       ============   ============   =============   =============
  Diluted............................  $     (10.25)  $      (5.91)  $      (18.38)  $      (37.84)
                                       ============   ============   =============   =============
  Dividends per common share.........  $         --   $         --   $          --   $        0.16
                                       ============   ============   =============   =============

Weighted average number shares
  outstanding:
  Basic..............................     6,210,000      6,201,000       6,209,000       6,199,000
                                       ============   ============   =============   =============
  Diluted............................     6,210,000      6,201,000       6,209,000       6,199,000
                                       ============   ============   =============   =============

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                              ---------------------------------
                                                                 MARCH 31,         MARCH 31,
                                                                   2000              1999
                                                              ---------------   ---------------
Operating activities:
  Net loss..................................................  $  (108,370,000)  $  (233,880,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in)
    operating activities:
    Depreciation and amortization...........................        4,314,000         4,142,000
    Gain on sale of loans...................................      (34,596,000)      (35,716,000)
    Valuation of residual interests and mortgage servicing
      rights................................................       82,490,000       186,451,000
    Accretion of residual interests.........................      (39,471,000)      (20,563,000)
    Mortgage servicing rights originated....................       (5,175,000)       (6,194,000)
    Mortgage servicing rights amortized.....................        6,778,000         9,109,000
    Mortgage servicing rights charged off...................               --         8,100,000
    Changes in assets and liabilities:
      Loans held for sale originated or purchased...........   (1,551,096,000)   (1,677,024,000)
      Proceeds from sale of loans held for sale.............    1,727,683,000     1,533,166,000
    Decrease (increase) in:
      Accounts receivable...................................       10,494,000        31,416,000
      Residual interests....................................       31,327,000        33,351,000
      Prepaid and other.....................................          836,000         4,066,000
      Income tax refund receivable..........................        1,737,000        (9,850,000)
    Increase (decrease) in:
      Accounts payable and accrued expenses.................        8,292,000        (2,139,000)
      Income taxes payable..................................          715,000       (24,684,000)
    6.5% accrued preferred stock dividend...................       (5,746,000)         (691,000)
                                                              ---------------   ---------------
Net cash provided by (used in) operating activities.........      130,212,000      (200,940,000)
                                                              ---------------   ---------------
Investing activities:
  Purchases of equipment and improvements...................       (1,054,000)       (4,667,000)
                                                              ---------------   ---------------
Net cash used in investing activities.......................       (1,054,000)       (4,667,000)
                                                              ---------------   ---------------
Financing activities:
  Net proceeds from convertible preferred stock issuance....       25,060,000        67,429,000
  Proceeds from exercise of common stock options............            2,000           235,000
  Repayments of borrowings..................................       (5,750,000)       (5,748,000)
  Proceeds from (repayments of) revolving warehouse and
    repurchase facilities...................................     (149,833,000)      143,375,000
  Dividends paid............................................               --        (1,022,000)
  Other, net................................................           (5,000)               --
                                                              ---------------   ---------------
Net cash provided by (used in) financing activities.........     (130,526,000)      204,269,000
                                                              ---------------   ---------------
Net decrease in cash and cash equivalents...................       (1,368,000)       (1,338,000)
Cash and cash equivalents at beginning of period............       20,764,000        12,322,000
                                                              ---------------   ---------------
Cash and cash equivalents at end of period..................  $    19,396,000   $    10,984,000
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

    The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company for the interim periods reported. The results of operations for the Company for the three and nine months ended
March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

NOTE 3: STOCKHOLDERS' EQUITY

    On August 3, 1999, the Company received $25.0 million of additional capital (the "Additional Investment") from Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda limited partnership ("Capital Z") at which time the Company issued 5,000 additional shares of Series C Convertible Preferred Stock, par value $0.001, for $5,000 per share. Net proceeds to the Company from the Additional Investment, after issuance expenses, were $24.8 million.

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

    On October 7, 1999, the Company received $4.2 million of capital from existing holders of the Company's Common Stock in connection with its rights offering of up to 6.2 million shares of Series C Convertible Preferred Stock to stockholders (the "Stockholder Offering"). On October 27, 1999, the Company received $20.8 million of capital from Capital Z in connection with Capital Z's standby commitment to purchase up to $25.0 million of unsubscribed shares in the Stockholder Offering (the "Standby Commitment"). The Company issued an aggregate of 5.0 million shares of Series C Convertible Preferred Stock in the Stockholder and pursuant to the Standby Commitment of which net proceeds, after issuance expenses, were approximately $24.0 million.

    On October 1, 1999, the Company received $1.1 million of capital from certain members of the Company's management team in the form of cash and promissory notes and issued 220,000 shares of Series C Convertible Preferred Stock.

    On April 14, 2000, the Company effected a 1 for 5 reverse stock split of the outstanding shares of the Company's Common Stock and Series C Convertible Preferred Stock. Outstanding share information for the Common Stock and Series C Convertible Preferred Stock and per common share information in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split.

    The following table sets forth information regarding net loss per common share for the three and nine months ended March 31, 2000 and 1999 (unaudited) (Dollars and weighted average number of shares in thousands):

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             MARCH 31,             MARCH 31,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Basic net loss per common share:
  Net loss............................................  $61,465    $35,979    $108,370   $233,880
  Plus: Accrued dividends on Series B and C
    Convertible Preferred Stock.......................    2,166        691       5,746        691
                                                        -------    -------    --------   --------
  Net loss to common stockholders.....................  $63,631    $36,670    $114,116   $234,571
  Weighted average number of common shares
    outstanding.......................................    6,210      6,201       6,209      6,199
                                                        -------    -------    --------   --------
Basic net loss per common share.......................  $ 10.25    $  5.91    $  18.38   $  37.84
                                                        =======    =======    ========   ========
Diluted net loss per common share:
  Net loss to common stockholders.....................  $63,631    $36,670    $114,116   $234,571
  Weighted average number of common shares
    outstanding.......................................    6,210      6,201       6,209      6,199
                                                        =======    =======    ========   ========
Diluted net loss per common share.....................  $ 10.25    $  5.91    $  18.38   $  37.84
                                                        =======    =======    ========   ========

NOTE 4: RECLASSIFICATIONS

    Certain amounts related to fiscal year 1999 have been reclassified to conform to the fiscal year 2000 presentation.

NOTE 5: REVOLVING WAREHOUSE AND REPURCHASE FACILITIES

    On February 11, 2000, the Company entered into a $200.0 million revolving warehouse facility with an investment bank whose prior $90.0 million committed and $100.0 million uncommitted revolving warehouse facility had recently expired. The warehouse facility has a 364-day term and is renewable upon maturity and at the sole discretion of the lender for an additional 364-day term. Included in the facility is a $35.0 million non-revolving subline that is secured by substantially all of the Company's previously unencumbered and pledgeable residual interests. Borrowings under the subline are subject to scheduled amortization payments. The subline has an initial 364 day term and is renewable for an additional 364 day term; and thereafter, renewable on a month-to-month basis for an additional six month period contingent upon, in all cases, that certain repayment, financial and performance conditions are met. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline. In connection therewith, the Company agreed to pay Capital Z a $1 million fee.

    On February 25, 2000, the Company entered into an arrangement with the same investment bank pursuant to which the bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its 1999 securitization trusts.

    On April 28, 2000, the Company renewed at $200.0 million a committed revolving repurchase facility with an investment bank whose prior $300.0 committed facility had expired. Pursuant to the terms of the facility, if certain financial covenants of that facility are not satisfactorily maintained by the Company, the facility will expire at October 31, 2000,; otherwise, this facility expires on April 30, 2001.

NOTE 6: RECENT EVENT

    On May 19, 2000, the Company entered into a Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with SFP, the Company's largest stockholder, which is controlled by Capital Z, providing for an additional equity investment (the "Investment") of $50.0 million in the Company. The Investment is to be made in two stages as follows: (i) on or after May 30, 2000 (the "Initial Closing Date"), the Company will sell 40.0 million shares of Series C Preferred Stock to SFP for a price per share equal to the lower of $0.90 per share or the average closing price of the Company's Common Stock for the five trading days immediately prior to the Initial Closing Date (the "Price") and issue warrants to purchase an additional 5.0 million shares of Series C Preferred Stock at the Price; (ii) as soon as practicable after the Initial Closing Date the Company will sell to SFP additional shares of Series C Preferred Stock at the Price in a number of shares such that the Investment totals $50.0 million. The Investment is subject to certain conditions including
(i) the receipt by the Company of an opinion by an independent investment banking firm that the transaction is fair to the Company, (ii) the receipt by the Company of waivers of certain financial covenants by its warehouse lenders and credit enhancers and (iii) no material adverse change in the Company's financial position prior to the Investment. There can be no assurance that the conditions will be met or that the Investment will be consummated. If the Investment is not consummated, or if it is delayed, the Company would be unable to meet its financial covenants under its existing warehouse or repurchase lines and would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    As part of the Investment, the Company intends to make a distribution in the form of a dividend, to the Common stockholders of the Company and the Series C Preferred stockholders not affiliated with SFP or Capital Z (the "Nonaffiliated Stockholders"), of nontransferable subscription rights to purchase shares of Series C Preferred Stock at the Price per share (the "Rights Offering"). The number of shares offered in the Rights Offering will be in proportion to the number of shares purchased by SFP in the Investment such that the percentage of shares held by Nonaffiliated Stockholders (on a fully diluted basis) would not be affected by the Investment if the Rights Offering is fully subscribed. The Company intends to complete the Rights Offering on the earliest practicable date following the Initial Closing Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales,
(c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Recent Developments" and "Risk Factors" and the other portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended June 30, 1999, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2000, and any current reports on Form 8-K filed by the Company.

RECENT DEVELOPMENTS

    The Company lost $61.5 million during the three months ended March 31, 2000. The $61.5 million loss resulted from the Company's $47.3 million valuation adjustment to its residual interest assets and a $14.2 million net operating loss. The $47.3 million valuation adjustment reflects the Company's assessment of recent credit loss experience in its securitized pools and the impact on such pools of recent interest rate increases in the market on excess spread. The $14.2 million net operating loss during the March quarter is attributable primarily to the Company's reliance on the whole loan sale market as its sole loan disposition strategy, and the Company's constrained loan production in March resulting from its reliance on working capital to fund its mortgage loan production.

    On May 19, 2000, the Company entered into a Stock Purchase Agreement with SFP, the Company's largest stockholder, which is controlled by Capital Z, providing for the Investment of $50.0 million in the Company. The Investment is to be made in two stages as follows: (i) on or after May 30, 2000 (the Initial Closing Date), the Company will sell 40.0 million shares of Series C Preferred Stock to SFP for a price per share equal to the lower of $0.90 per share or the average closing price of the Company's Common Stock for the five trading days immediately prior to the Initial Closing Date (the Price) and issue warrants to purchase an additional 5.0 million shares of Series C Preferred Stock at the Price; (ii) as soon as practicable after the Initial Closing Date the Company will sell to SFP additional shares of Series C Preferred Stock at the Price in a number of shares such that the Investment totals $50.0 million. The Investment is subject to certain conditions including (i) the receipt by the Company of an opinion by an independent investment banking firm that the transaction is fair to the Company, (ii) the receipt by the Company of waivers of certain financial covenants by its warehouse lenders and credit enhancers (described more fully below) and (iii) no material adverse change in the Company's financial position prior to the Investment. There can be no assurance that the conditions will be met or that the Investment will be consummated. If the Investment is not consummated, or if it is delayed, the Company would be unable to meet its financial covenants under its existing warehouse or repurchase lines and would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    As part of the Investment, the Company intends to make a distribution in the form of a dividend, to the Common stockholders of the Company and the Series C Preferred stockholders not affiliated with SFP or Capital Z (the Nonaffiliated Stockholders), of nontransferable subscription rights to purchase shares of Series C Preferred Stock at the Price per share (the Rights Offering). The number of shares offered in the Rights Offering will be in proportion to the number of shares purchased by SFP in the Investment such that the percentage of shares held by Nonaffiliated Stockholders (on a fully diluted basis) would not be affected by the Investment if the Rights Offering is fully subscribed. The Company intends to complete the Rights Offering on the earliest practicable date following the Initial Closing Date.

    The Company is also negotiating with Capital Z to arrange, with an affiliate of Capital Z, a facility (the "Residual Facility") pursuant to which the Company would sell, on a forward flow basis, residual interest assets created from its securitizations with the servicing retained by the Company on the loans in such securitization trusts. The Company believes that the Residual Facility would
(i) assist the Company in addressing its longer-term liquidity requirements by periodically converting residual interest assets into cash and (ii) strengthen its ability to pursue its business strategy of disposing of loans through a combination of whole loan sales for cash and securitizations and (iii) increase its servicing portfolio. The Residual Facility is subject to completion of negotiations and definitive documentation and there can be no assurance that the Residual Facility will be consummated. Given the pending nature of the negotiations and the conditions involved, investors should not place undue reliance on these discussions.

    All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. Due to the $61.5 million loss for the quarter ended
March 31, 2000, the Company failed to meet certain existing financial covenants under its revolving warehouse and repurchase facilities at March 31, 2000 and April 30, 2000 and does not expect to meet those covenants at May 31, 2000. The Company is seeking amendments to these financial covenants from its warehouse and repurchase lenders to bring itself into compliance. The Company's failure to meet these financial covenants gives the warehouse and repurchase lenders the right to declare an event of default and to terminate the warehouse and repurchase facilities, cease funding loans thereunder and foreclose upon and sell the loans securing the facilities. An event of default under any one of the Company's warehouse or repurchase facilities would cross-default the remaining warehouse and repurchase facilities. Moreover, an acceleration of the indebtedness under the Company's warehouse or repurchase facilities would result in a default under the Company's 9.125% Senior Notes dues 2003, the Company's 10.5% Senior Notes due 2002 and the Company's 5.5% Convertible Subordinated Debentures due 2006 (collectively, the "Corporate Debt"), which would, in turn, result in an acceleration of such indebtedness. An acceleration of the maturity of the Corporate Debt would jeopardize the Company's ability to continue to operate as a going concern. If the Company is unable to obtain amendments to its warehouse and repurchase facilities, or is unable to meet these financial covenants going forward, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    Under one of the Company's 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of cash liquidity in order to be able to continue to service the loans in the trust. The Company was not in compliance with those requirements at March 31, 2000 or April 31, 2000; however, the Company received notification from the monoline insurer that it was not exercising its rights to terminate the Company as servicer. Moreover, due to the $61.5 million loss for the quarter ended March 31, 2000, the Company failed to meet the net worth test at March 31, 2000, April 30, 2000 and does not expect to meet the test at May 31, 2000. If the Initial Closing Date occurs after May 31, 2000, the Company will not be in compliance with the monoline insurance liquidity requirement at May 31, 2000. The Company is seeking amendments to these financial covenants from the monoline insurer. If the Company is unable to obtain a waiver from the monoline insurer, it would be unable to satisfy a condition required by Capital Z to consummate the Investment.

    Through February 29, 2000, the Company used a warehouse facility to fund the majority of its mortgage loans at closing (the "Concurrent Funding Facility") at which date the Facility expired and was not renewed. The Company's existing revolving warehouse and repurchase facilities do not provide for the funding of mortgage loans at closing; instead, the Company uses working capital to close mortgage loans. After the mortgage loans are closed, the Company pledges them under one of its other revolving warehouse or repurchase facilities to replenish working capital. This has restricted the ability of the Company to fund its mortgage loan production in March, 2000, which has negatively impacted the profitability of the Company. The Company is currently seeking a new revolving warehouse or repurchase facility to fund mortgage loans at closing. However, unless and until a new facility is obtained, the Company is required to fund mortgage loans exclusively out of working capital and hold them until such mortgage loans can be transferred to another facility or sold. If future loan fundings are reduced due to a lack of funding or capital alternatives, ongoing operations may be jeopardized, which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    On April 28, 2000, the Company renewed a $300.0 million committed facility and decreased the borrowing limit thereunder by $100.0 million to $200.0 million. As previously reported, on February 11, 2000, the Company obtained $35.0 million in additional liquidity secured by certain of its residual interests and certain other collateral through the renewal of a $90.0 million committed and $100.0 million uncommitted revolving warehouse facility which expired on February 9, 2000. The committed warehouse facility was increased to $200.0 million and included a $35.0 million non-revolving subline, which the Company drew down on February 11, 2000. Additionally, as part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline. In connection therewith, the Company has agreed to pay Capital Z a $1 million fee. With these recent renewals, the Company has current borrowing capacity under committed revolving warehouse and repurchase facilities of $615.0 million (excluding the $35.0 million non-revolving subline). However, as a result of the Company's recent financial performance, including the prices the Company has received in recent whole loan sales, all of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

    On February 25, 2000, the Company entered into a sale transaction with an investment bank pursuant to which a limited partnership controlled by the investment bank purchased $17.7 million of certain servicing related advances for $15.0 million in cash and an interest in the limited partnership. On February 25, 2000, the Company also entered into an arrangement with the same investment bank pursuant to which the investment bank has agreed to make a substantial portion of the Company's advance obligations on its 1999 securitization trusts.

    On April 14, 2000, the Company effected a one for five reverse stock split of the issued and outstanding shares of Common Stock and Series C Preferred Stock. The Company undertook the reverse stock split, among other reasons, to increase the market price of each share of Common Stock. As previously reported, the Company was notified in writing by the New York Stock Exchange (the "NYSE") on December 2, 1999 (the "NYSE Notice") that the average price of the Company's Common Stock was below the NYSE's minimum stock price requirement of $1.00 per share for the thirty trading-day period ended October 29, 1999. Pursuant to the NYSE Notice, the Company has six months from the date of the NYSE Notice to raise the market price of the Common Stock above $1.00 per share in both average and absolute value or the NYSE will suspend the Company's listing and apply to the Securities and Exchange Commission ("SEC") for delisting. The closing price of the Common Stock was not below $1.00 per share between April 14, 2000 and May 19, 2000. The closing price of the Common Stock on May 19, 2000 was $1.125 per share and the average closing price for the thirty trading-day period ended May 19, 2000 was $1.86 per share. The NYSE also has a requirement that the Common Stock maintain a minimum market capitalization of $8.0 million. Based upon the closing sale price of the Common Stock on May 19, 2000 of $1.125 per share, the Company's market capitalization was approximately $7.0 million, or below the NYSE minimum requirement. The Company has not received official notification from the NYSE about the market capitalization requirement. There can be no assurance that the price of the Common Stock will remain above $1.00 per share in both average and absolute value or that the Common Stock will not be delisted by the NYSE. If the Common Stock were delisted by the NYSE, it would seriously impair the ability of Common stockholders to trade their shares.

    The Company's loan production was $446.7 million during the March 2000 quarter, down from the $580.9 million during the quarter ended December 1999, but up $45.0 million from production levels during the March 1999 quarter. Although loan production for the nine months ended March 31, 2000 of $1.6 billion has not yet recovered to the production levels of $1.7 billion for the comparable nine month period in the prior year, core retail and broker production increased
$71.9 million, offset by a $197.7 million decrease in correspondent production resulting from the Company's previously announced plans to focus on its core retail and broker production.

    The Company sold $434.9 million and $1.7 billion of loans during the three and nine months ended March 31, 2000, respectively, compared to $393.9 million and $1.6 billion of loans sold during the comparable periods for 1999. During the March 2000 quarter, the Company relied solely on whole loan sales for cash for loan dispositions. For the nine months ended March 31, 2000, the Company's loan dispositions included $803.6 million of securitizations and $912.1 million of whole loan sales, reflecting the Company's strategy of disposition of loans through a combination of securitizations and whole loan sales. The Company's loan dispositions during the quarter ended March 31, 1999 consisted entirely of whole loan sales totaling $393.9 million.

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

    FOCUS ON CORE LOAN PRODUCTION. The Company intends to evaluate expansion opportunities in its retail, including internet, and broker operations by improving market penetration in existing locations and evaluating other potential locations and by building new relationships with independent mortgage brokers, with the goal of increasing market share in these areas. The Company regularly reviews its loan offerings and introduces new loan products to further meet the needs of its customers and increase its core loan production volume.

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

GENERAL

    The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender founded in 1954. In August 1996, the Company acquired its broker production channel through the acquisition of One Stop Mortgage, Inc. In 1999, the Company consolidated its loan production channels into one company and the retail and broker production channels (including the former One Stop) now operate under the name "Aames Home Loan."

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

    The following table presents the volume of loans originated and purchased by the Company during the periods presented:

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        MARCH 31,               MARCH 31,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
  Broker Network.................................  $261,573   $226,420   $  959,111   $  866,713(1)
  Retail.........................................   179,792    156,059      561,582      582,173
  Correspondent..................................     5,355     19,270       30,403      228,138
                                                   --------   --------   ----------   ----------
Total............................................  $446,720   $401,749   $1,551,096   $1,677,024
                                                   ========   ========   ==========   ==========

------------------------

(1) Includes $14.4 million of commercial loans.

    Total loan production during the three months ended March 31, 2000 of $446.7 million was down $134.2 million, or 23.1%, from the $580.9 million reported during the quarter ended December 31, 1999. When compared to the Company's December 1999 quarter production by channel, production in its broker, retail and correspondent channel's during the March 2000 quarter was down $104.4 million, $22.8 million and $7.0 million, respectively. Retail and broker production has been negatively impacted by the Company's increased pricing in response to a rising interest rate environment and changes in underwriting designed to improve credit quality. Additionally, since February 29, 2000, the Company has been funding mortgage loans at closing out of working capital. This limitation constrained the Company's ability to fund loan production during the March 2000 quarter. See "Liquidity and Capital Resources - Warehouse and Repurchase Facilities." Finally, and to a lesser extent, the Company has historically experienced a seasonal slowdown in its production levels during the first calendar quarter.

    Total loan production for the three months ended March 31, 2000 was $446.7 million, up $45.0 million, or 11.2%, from the $401.7 million of loan production reported for the quarter ended March 31, 1999. Loan origination volume from the Company's broker channel increased to $261.6 million during the March 2000 quarter, up $35.2 million, or 15.5% from the $226.4 million in production reported during the comparable 1999 quarter. During the three months ended
March 31, 2000, the Company's retail channel production increased $23.7 million, or 15.2%, to $179.8 million from $156.1 million during the comparable period a year ago. Correspondent production during the March 2000 quarter declined $13.9 million to $5.4 million from $19.3 million during the March 1999 quarter. As previously disclosed, origination volumes during the March 1999 quarter were constrained by limited warehouse capacity existing during the first half of that quarter.

    Total loan production for the nine months ended March 31, 2000 was $1.6 billion, a decrease of $125.9 million, or 7.5%, from the $1.7 billion reported in the comparable nine month period a year ago.

Correspondent production decreased $197.7 million during the nine months ended March 31, 2000 to $30.4 million from $228.1 million in the comparable nine month period a year ago reflecting the Company's previously reported decision to decrease its reliance on this production channel. While the Company's broker loan production was up $92.4 million during the nine months ended March 31, 2000 from levels during the comparable 1999 period, retail production declined $20.6 million for the period and continues to be negatively affected by a rising interest rate environment, increased pricing and decreased demand in response thereto and underwriting changes designed to improve credit quality. The Company expects current market conditions to continue which could adversely impact the Company's future loan production levels.

    In the later part of the quarter ended December 31, 1999, the Company commenced originating loans through the internet, through an affiliation with certain internet lending sites. Loans originated through this retail production channel during the quarter ended March 31, 2000 increased to $8.3 million, up $2.2 million or 36.1% from the $6.1 million during the quarter ended
December 31, 1999. Loan production originated through the internet during the nine months ended March 31, 2000 was $14.4 million.

    In an effort to augment its core retail and broker production, the Company hired certain of the retail and broker loan production employees, and acquired certain assets including loans in process, of another sub-prime mortgage lender during the March 2000 quarter.

    The following table sets forth the number of retail branch and broker offices operated by the Company at March 31, 2000 and 1999:

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Retail branch offices.......................................    101        101
Broker offices..............................................      7         44

    The decline between March 31, 2000 and 1999 in the number of broker offices reflects the Company's decision, as part of cost reduction efforts, to close unprofitable branches and to regionalize its back office operations including the underwriting, loan processing and appraisal review functions while maintaining its national network of loan officers dealing with individual loan brokers within its markets across the country.

    LOAN SECURITIZATIONS AND SALES. As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. The Company generally realizes higher gain on sale on securitization than it does on whole loan sales for cash. The higher gain on sale in securitizations transactions is attributable to the excess servicing spread and mortgage servicing rights associated with retaining a residual interest and the servicing on the mortgage loans in the securitization, respectively, net of transactional costs. Generally, in a securitization, the underlying securities are over-collateralized by the Company depositing a combination of mortgage loans with a principal balance exceeding the principal balance of the securities, and cash into the securitization, which requires a cash outflow. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but the Company receives the gain in the form of cash.

    The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three and nine months ended March 31, 2000 and 1999 (in thousands):

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        MARCH 31,               MARCH 31,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
Loans pooled and sold in securitizations.........  $     --   $     --   $  803,557   $  650,000
Whole loan sales.................................   434,854    393,914      912,072      940,138
                                                   --------   --------   ----------   ----------
  Total loans securitized and sold...............  $434,854   $393,914   $1,715,629   $1,590,138
                                                   ========   ========   ==========   ==========

    During the three months ended March 31, 2000, based upon its review of market conditions, profitability and the cash flow needs of the Company, the Company determined to dispose of its loan production solely through whole loan sales for cash. The Company's loan dispositions during the nine months ended March 31, 2000 reflected the Company's business strategy of a combination of securitizations and whole loan sales. The Company is evaluating market and other conditions and has not yet determined whether or not it will complete a securitization during the quarter ended June 30, 2000. During the three and six months ended March 31, 1999, the Company determined to rely solely on whole loan sales for cash based on its review of market conditions that occurred in early fiscal 1999 rendering the asset-backed market inaccessible to, or impractical for, the Company's loan disposition activities. During the nine months ended March 31, 1999, the Company completed one $650.0 million securitization transaction, which occurred in the September 1998 quarter.

    LOAN SERVICING. The Company retains the servicing on the loans it securitizes. However, the Company generally does not retain servicing on loans it sells in whole loan sales. The Company believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and disposition. The following table sets forth certain information regarding the Company's servicing portfolio at March 31, 2000 and 1999 and June 30, 1999 (in thousands):

                                                MARCH 31,                JUNE 30,
                                        --------------------------      ----------
                                           2000            1999            1999
                                        ----------      ----------      ----------
Servicing portfolio...............      $3,684,000(1)   $4,045,000(2)   $3,841,000(3)
Serviced in-house.................       3,386,000(1)    4,045,000(2)    3,428,000(3)

------------------------

(1) Includes $139.1 million of loans subserviced for others by the Company on an interim basis.

(2) Includes $193.9 million of loans subserviced for others by the Company on an interim basis.

(3) Includes $84.0 million of loans subserviced for others by the Company on an interim basis.

    The Company's loan servicing portfolio at March 31, 2000 decreased to $3.7 billion from $3.8 billion reported at June 30, 1999, and $4.0 billion reported at March 31, 1999, reflecting loan servicing portfolio run-off during the respective periods partially offset by the Company's $803.6 million of securitizations during the nine and twelve months ended March 31, 2000. The growth of the Company's servicing portfolio will be impacted by the Company's business strategy of loan dispositions through whole loan sales with servicing released as well as securitizations which will result in lower growth than historical periods when the Company predominately sold its loan production in securitizations. Should prepayments be faster in future periods, such portfolio run off could lead to a smaller servicing portfolio in spite of securitization activity. See "Risk Factors."

    The delinquency rate at March 31, 2000 declined to 14.2% from 14.5% at December 31, 1999 and 15.7% at June 30, 1999. The decline in delinquencies is due primarily to the Company's strategy of increasing early collection intervention efforts on one payment delinquencies within applicable grace payment periods. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. As previously reported, in more recent quarters the Company has discontinued its bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs which the Company believes will cause delinquencies in the Company's servicing portfolio to decrease in the future. The Company's sale of a portion of its loan production in the whole loan market on a servicing released basis will diminish growth of the servicing portfolio. A slow growing or declining portfolio could cause delinquency rates to rise. See "Results of Operations--Revenue."

    At March 31, 2000, of the Company's $3.7 billion servicing portfolio, 91.9% was serviced in-house compared to 100% of the Company's $4.0 billion servicing portfolio serviced in-house at March 31, 1999. During the quarter ended
June 30, 1999, in order to reduce its servicing advance obligations, the Company entered into an arrangement with a loan servicing company whereby that servicing company purchased certain cumulative advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million
($297.5 million at March 31, 2000) in principal amount of loans.

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

    The residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing current interest rates, and its prepayment, discount rate and loss assumptions in relation to its actual experience and current rates of prepayment and loss prevalent in the industry. As a result of this review, the Company may adjust or take a charge to earnings to reflect the valuation of its residual interests. In its regular quarterly review of its residual interests during the three months ended March 31, 2000, the Company considered the historical performance of its securitized loan pools, the recent prepayment experience of those pools, the credit performance of previously securitized loans and other industry data and determined that a $47.3 million write-down of its residual interest assets was warranted. Of the $47.3 million adjustment, approximately $35.0 million related to its credit loss assumptions. During the three months ended March 31, 2000 and in response to rising interest rates in the money markets, the Company further adjusted its residual interest assets to primarily reflect interest rate increases and the differences between the pass through rates in the securitized pools and the loans in the pools. Results for the nine months ended March 31, 2000 also include the previously reported $30.2 million residual interest adjustment recorded during the December 1999 quarter. See "Credit Losses" below.

        RATE OF PREPAYMENT. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors. For the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, i.e. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including
    September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company changed its estimate of prepayment rates from a flat prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. The new vectored prepayment rates peak at approximately 29% for fixed and approximately 42% to 57% for adjustable rate loans. These revised prepayment rates resulted in a weighted average life of approximately 2.9 years.

        As previously reported, during the three months ended December 31, 1999, the Company evaluated actual prepayment trends of mortgage loans in its securitized pools. The Company changed and adjusted its estimate of prepayment rates to peak at approximately 27% for fixed rate mortgage loans and approximately 39% to 53% for adjustable rate mortgage loans. These revised prepayment rates result in a weighted average life of approximately
    3.2 years. The impact of the change in prepayment speed assumptions amounted to a favorable adjustment of approximately $21.1 million to the Company's residual assets during the three months ended December 31, 1999. During the three months ended March 31, 2000, the Company's evaluation of its prepayment rate assumptions considered recent prepayment experience of its securitized pools and determined that no adjustment of its prepayment assumption was warranted.

        DISCOUNT RATE. In order to determine the fair value of the cash flow from the residual interests, the Company discounts the cash flows based upon rates prevalent in the market. For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that a change in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. Since the quarter commencing with the quarter ended December 31, 1998, the Company has used a discount rate of 15% to reflect current market conditions and the appropriate rate of return given the inherent risk of the related asset.

        CREDIT LOSSES. In determining the estimate for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations, the loan-to-value ratios and credit grades of the loans included in the securitization, loss and delinquency information by origination channel, and information available from other market participants such as investment bankers, credit providers and credit agencies. On a quarterly basis, the Company re-evaluates its estimate for credit losses.

        The Company incurred losses on liquidations of $25.4 million and $14.8 million during the three months ended March 31, 2000 and 1999, respectively. The Company incurred losses on liquidations of $67.3 million for the nine months ended March 31, 2000 compared to losses of $35.4 million for the nine months ended March 31, 1999. The increase in losses on liquidations principally reflects losses in the portfolio of lower credit grade correspondent loans purchased in bulk sales and broker loans originated through programs which have been discontinued, together with the Company's efforts to improve its liquidity by accelerating delinquent loan loss resolution through early disposition of REO and acceptance of less than full principal payoffs in certain cases and other loss mitigation steps. As previously disclosed, the Company has also incurred losses on mortgage loans having lower than average balances and secured by properties having low appraised values. Although such loans were originated by correspondents and brokers with whom the Company has since ceased doing business, the Company may incur continued losses on these loans. While the Company has eliminated its bulk purchase program, the seasoning of the lower grade bulk portfolio may continue to contribute to increased losses over time. The Company believes that its practice of early disposition of REO and accepting short principal payoffs in certain cases is more cost effective than incurring longer-term, and generally higher costs (including interest advances in the securitizations) associated with extended REO holding periods or with migration of delinquent loans through the foreclosure process. Moreover, the Company believes its efforts in early problem credit intervention result in higher loss trends in the near term, but decrease the absolute level of losses.

        The Company previously disclosed that if actual losses exceeded management's assumptions, the Company would be required to take a charge to earnings. In light of recent higher than expected losses on liquidations and based upon management's assessment of the aforementioned factors considered in developing its credit loss estimate, during the three months ended
    March 31, 2000 the Company adjusted its prospective cumulative loss estimate to 4.1% of the remaining balance of loans in its securitized pools. The change in the credit loss estimate resulted in a $35.0 million write-down to the Company's residual interest assets during the three months ended
    March 31, 2000. The Company closely monitors its residual interests and should higher loss levels continue, it will incorporate this factor into its normal quarterly valuation of its residual interests.

        As previously reported, during the three months ended December 31, 1999, the Company adjusted its prospective cumulative loss estimate in light of higher than expected credit loss experience existing at that time. The change in the credit loss estimate resulted in a $51.3 million unfavorable adjustment (partially offset by a $21.1 million favorable valuation adjustment to the prepayment speed assumptions) to the Company's residual interest assets during the December 31, 1999 quarter. The increase in the prospective cumulative estimate was primarily related to then current credit loss experience related to loans purchased in bulk transactions from correspondents during fiscal years 1996 and 1997, and loans acquired through certain brokers during the same period. As previously reported, the Company has eliminated its bulk purchase program; however, the seasoning of the lower credit grade bulk portfolio may continue to contribute to an increase in losses over time.

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of MSRs assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The Company uses an interest rate of 15% to discount these cash flows. The capitalized cost basis allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of capitalized servicing rights. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date. During the three months ended March 31, 2000, management determined that no adjustment of its assumptions underlying the valuation of the Company's MSR's was necessary. Results for the nine months ended March 31, 2000 include the previously reported $5.0 million charge to income in the December 1999 quarter for the Company's adjustment of its MSR's reflecting management's estimate of the effects of increased costs associated with the Company's increased early intervention efforts in servicing delinquencies in the portfolio.

    NEW PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' ("SFAS 133") In July 1999, the FASB issued SFAS 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. At and during the nine months ended March 31, 2000, the Company had no freestanding derivative instruments in place and believes it had no material amounts of embedded derivative instruments as defined by SFAS
No. 133. Based upon the Company's analysis of the applicability of SFAS
No. 133, which the Company is continuing to formalize, the adoption of this standard is not expected to have a materially adverse effect on the Company's consolidated financial statements.

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

    The following table sets forth information regarding the components of the Company's revenue and expenses for the three and nine months ended March 31, 2000 and 1999 (in thousands):

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          MARCH 31,              MARCH 31,
                                                     -------------------   ---------------------
                                                       2000       1999       2000        1999
                                                     --------   --------   ---------   ---------
Revenue:
  Gain on sale of loans............................  $  9,053   $  8,236   $  40,403   $  36,665
  Write-down of residual interests and mortgage
    servicing rights...............................   (47,300)    (8,100)    (82,490)   (194,551)
  Origination fees.................................     7,671     10,283      29,429      32,067
  Loan servicing...................................     3,958      7,559      12,133      20,675
  Interest income..................................    24,627     18,836      72,387      45,296
                                                     --------   --------   ---------   ---------
Total revenue, including write-down................    (1,991)    36,814      71,862     (59,848)
                                                     --------   --------   ---------   ---------
Expenses:
  Compensation.....................................    25,922     21,759      71,404      65,460
  Production.......................................     5,805      9,390      21,420      30,879
  General and administrative.......................    14,204     11,300      45,506      38,472
  Interest.........................................    13,010      9,474      39,444      31,759
  Nonrecurring servicing receivable................        --     37,044          --      37,044
                                                     --------   --------   ---------   ---------
Total expenses.....................................    58,941     88,967     177,774     203,614
                                                     --------   --------   ---------   ---------
Loss before income taxes...........................   (60,932)   (52,153)   (105,912)   (263,462)
Provision (benefit) for income taxes...............       533    (16,174)      2,458     (29,582)
                                                     --------   --------   ---------   ---------
Net loss...........................................  $(61,465)  $(35,979)  $(108,370)  $(233,880)
                                                     ========   ========   =========   =========

REVENUE

    Total revenue for the three months ended March 31, 2000 was $(2.0) million as compared to $36.8 million reported in the comparable three month period in 1999. Total revenue for the nine months ended March 31, 2000 was $71.9 million, up $131.7 million from the $(59.8) million for the nine months ended March 31, 1999. Included in total revenues for the three and nine months ended March 31, 2000 is a $47.3 million write-down of the Company's residual interests resulting primarily from the Company's regular quarterly evaluation of the carrying values of such residual assets which indicated that a valuation adjustment of approximately $35.0 million was warranted due to the credit loss experience of loans in its securitized trusts. In response to rising interest rates in the money markets, the Company further adjusted its residual interest assets downward to primarily reflect interest rate increases and the differences between the pass through rates in the securitized pools and the loans in the pools. Also included in total revenues for the nine months ended March 31, 2000 is the previously reported $35.2 million write-down of the Company's residual interests and MSR's taken during the quarter ended December 31, 1999. See "Certain Accounting Considerations--Accounting for Securitizations--Credit Losses." As previously reported, included in total revenues for the three and nine months ended March 31, 1999 was a nonrecurring charge in the amount of $37.0 million and an $8.1 million valuation adjustment to the Company's MSR's. Also included in total revenues for the nine months ended March 31, 1999 is a $191.6 million write-down of the Company's residual interests charged against income during the three months ended December 31, 1998.

    Gain on sale for the three months ended March 31, 2000 was $9.1 million, an $817,000 increase from the $8.2 million gain on sale reported during the comparable three month period a year ago. Gain on sale for the three months ended March 31, 2000 and 1999 reflects the Company's sole reliance on whole loan sales for cash in those periods as its loan disposition strategy. The Company determined to dispose of its loan production solely through whole loan sales during the quarter ended March 31, 2000 based upon its review of market conditions, profitability and cash flow needs of the Company. During the three months ended March 31, 2000, the Company disposed of $434.9 million of loans in whole loan sale transactions, up $41.0 million from the $393.9 million of whole loan sales consummated during the comparable period a year earlier. The gains on sale recognized during the three months ended March 31, 2000 were generally higher than gains recognized during the comparable three month period in 1999. This is attributable to the increased volume of loans sold in the March 2000 quarter over that in the March 1999 quarter and to generally better market conditions prevailing during the March 2000 quarter compared to the same period a year ago. Furthermore, gains on whole loan sales during the March 1999 quarter were negatively impacted by the Company's need to dispose of loans on an expedited basis during the first half of the quarter to free up limited warehouse capacity existing at that time. Gain on sale for the nine months ended March 31, 2000 was $40.4 million, a $3.7 million increase from the $36.7 million gain on sale reported in the comparable nine month period in 1999. During the nine months ended March 31, 2000, the Company securitized
$803.6 million of loans and sold $912.0 million of loans in whole loan sales. During the comparable nine month period in 1999, the Company securitized
$650.0 million of loans and sold $940.1 million of loans in whole loan sales. The gain on sale for the securitizations in the nine months ended March 31, 2000 were lower than historical gains due to, among other things, market conditions at the time of the securitizations and the Company's adoption of revised gain related assumptions during the December 31, 1998 quarter. As previously reported, gain on sale for the nine months ended March 31, 1999 was adversely affected by a $13.5 million hedge loss recorded in the period. As of and during the nine months ended March 31, 2000, the Company had no hedge positions in place.

    Origination fee revenue during the three months ended March 31, 2000 was $7.7 million, down $2.6 million, or 25.4% from $10.3 million during the three months ended March 31, 1999. Origination fee revenue is primarily comprised of points charged on mortgage loans originated by the Company and, to a lesser extent, other fees charged in the loan origination process. Origination fee revenue in the form of points is primarily a function of the volume of mortgage loans originated by the Company through its retail channel, the credit grade of the loans originated and the weighted average points charged on such loans.

The decrease in origination fee revenue during the March 2000 quarter occurred despite an increase in retail loan production during the period, reflecting recent changes in the Company's pricing strategies that place a higher emphasis on coupon rates rather than points at origination and a focus on higher credit-quality borrowers. Deferred origination fee revenue recognized during the period is attributable to the mix in the composition of loans being either securitized or sold in whole loan sales in excess of the loans originated during the same periods. The recognition or deferral of deferred origination fee revenue during a period coincides with the recognition or deferral of deferred compensation expense during the same period. See "Expenses--Compensation." Origination fee revenue for the three months ended March 31, 2000 is net of $181,000 of origination fee revenue deferred to future periods. Origination fee revenue for the three months ended March 31, 1999 includes $21,000 of deferred origination fee revenue recognized during the period relating to prior periods' loan production. Net of the effects of the recognition or deferral of deferred origination fee revenue, during the three months ended March 31, 2000 origination fee revenue decreased $2.4 million to $7.9 million from $10.3 million during the comparable period a year ago.

    Origination fee revenue during the nine months ended March 31, 2000 was $29.4 million, down $2.6 million, or 8.2% from $32.1 million during the nine months ended March 31, 1999. Origination fee revenue for the nine months ended March 31, 2000 includes $2.0 million of deferred origination fee revenue recognized during the period relating to prior periods' loan production. Origination fee revenue for the nine months ended March 31, 1999 is net of $1.8 million of origination fees deferred to future periods. Net of the effects of recognition or deferral of deferred origination fee revenue, during the nine months ended March 31, 2000 origination fee revenue decreased $6.4 million to $27.4 million from $33.8 million during the comparable period a year ago reflecting the decrease in the Company's loan production volumes in its retail units, and the recent changes in the Company's pricing strategies discussed above.

    Loan service revenue consists of prepayment fees, late charges and other fees retained by the Company, and servicing fees earned on securitized pools, reduced by the subservicing costs and amortization of the Company's MSRs. Loan service revenue decreased to $4.0 million in the three months ended March 31, 2000 from $7.6 million during the three months ended March 31, 1999. Loan service revenue decreased to $12.1 million during the nine months ended
March 31, 2000 from $20.7 million during the comparable nine month period in 1999. During the quarter ended June 30, 1999, the Company entered into three arrangements in order to reduce its servicing advance obligations. In the first arrangement, a loan servicing company purchased certain servicing related advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million ($297.5 million at March 31, 2000) in principal amount of loans. In the second arrangement, an investment bank purchased certain servicing related advances from the Company. In the third arrangement, the Company and the same investment bank entered into a transaction pursuant to which the investment bank undertook the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts. On February 25, 2000, the Company entered into two additional arrangements with the same investment bank pursuant to which the investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its 1999 securitization trusts. The decrease in loan service revenue during the three and nine months ended March 31, 2000 from the comparable periods in 1999 was due primarily to expenses incurred in the periods for those arrangements, which were not in place a year ago. To a lesser extent, the decrease is due to the decline in prepayment fee income and in the balance of loans serviced by the Company during the current periods when compared to the 1999 periods. See "General--Loan Servicing."

    During the nine months ended March 31, 2000, losses on liquidations of loans increased to $67.3 million from $35.4 million in the comparable prior year period primarily due to the seasoning of the lower credit grade loans purchased in bulk and included in the Company's earlier trusts. See "Certain Accounting Considerations--Accounting for Securitizations--Credit Losses." Further, the adverse market conditions that have existed since the fall of 1998 have resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. Included in the Company's results for the three and nine months ended March 31, 2000 are $35.0 million and $65.2 million, respectively, of charges to income reflecting the Company's evaluation of the trends in credit losses and their impact on the residual interest asset. See "Certain Accounting Considerations--Accounting for Securitizations--Credit Losses."

    The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio at and for the periods indicated:

                                            MARCH 31,                  YEAR ENDED JUNE 30,
                                     -----------------------   ------------------------------------
                                        2000         1999         1999         1998         1997
                                     ----------   ----------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Percentage of dollar amount of
  delinquent loans to loans
  serviced (period end)
  (1)(2)(3)(4)
One month..........................         1.8%         3.0%         2.4%         3.8%         4.3%
Two months.........................         0.8%         1.0%         1.0%         1.3%         1.9%

Three or more months:
Not foreclosed(4)(5)...............         9.5%        10.5%        10.3%         9.0%         8.1%
Foreclosed(6)......................         2.1%         1.9%         2.0%         1.5%         1.0%
                                     ----------   ----------   ----------   ----------   ----------
  Total............................        14.2%        16.4%        15.7%        15.6%        15.3%
                                     ==========   ==========   ==========   ==========   ==========
Percentage of dollar amount of
  loans foreclosed during the
  period to servicing
  portfolio(4)(8)..................         2.8%         2.3%         2.9%         2.0%         1.5%
Number of loans foreclosed during
  the period(6)....................       1,454        1,284        1,680        1,125          560
Principal amount of foreclosed
  loans during the period..........  $  106,161   $   93,896   $  122,445   $   84,613   $   48,029
Net losses on liquidations during
  the period(7)....................  $   67,291   $   35,439   $   51,730   $   26,488   $    5,470
Percentage of annualized losses to
  servicing portfolio(4)(8)........         2.3%         1.1%         1.2%         0.7%         0.2%
Servicing portfolio at period
  end..............................  $3,684,000   $4,045,000   $3,841,000   $4,147,000   $3,174,000

------------------------

(1) Delinquent loans are loans for which more than one payment is due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3) At March 31, 2000, the dollar volume of loans delinquent more than 90 days in twelve of the Company's REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. Four of the aforementioned REMIC trusts plus two additional REMIC trusts have also exceeded certain loss limits. See "--Certain Accounting Considerations" and "--Risk Factors".

(4) The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $139.1 million, $193.9 million, $84.0 million, $82.0 million and $-0- for the periods ended March 31, 2000, March 31, 1999, June 30, 1999, June 30, 1998 and June 30,
    1997, respectively.

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

    Interest income includes interest on loans held for sale, interest on short-term overnight investments and accretion income associated with the Company's residual interests. Interest income during the three months ended March 31, 2000 increased $5.8 million to $24.6 million from $18.8 million during the three months ended March 31, 1999. During the nine months ended March 31, 2000, interest income was $72.4 million, up $27.1 million, from $45.3 million reported during the comparable period a year ago. Interest income increased during the three and nine months ended March 31, 2000 over the comparable 1999 periods due primarily to higher accretion on Company's residual interests due to a higher level of residuals recorded as a consequence of securitization activity in the 2000 periods that was absent a year ago, and use of a higher discount rate during the nine months ended March 31, 2000 over the comparable period in 1999. To a lesser extent, the increase in interest income is attributable to weighted average interest rates on higher balances of loans held for sale during the three and nine months ended March 31, 2000 when compared to such rates and balances during the comparable periods in 1999.

EXPENSES

    Compensation expense during the three months ended March 31, 2000 increased $4.2 million, or 19.1%, to $25.9 million from $21.8 million during the three months ended March 31, 1999. This increase was primarily due to $2.6 million of non-recurring severance costs incurred in the quarter ended March 31, 2000, and, to a lesser extent, incentive compensation, bonus awards, and hiring certain employees during the quarter ended March 31, 2000. Compensation expense for the three months ended March 31, 2000 and March 31, 1999 includes $163,000 and $866,000, respectively, of deferred direct compensation costs associated with loans originated in prior periods that were disposed of in whole loan sales consummated during the quarter. Net of the effects of the recognition or the deferral of direct compensatory costs, compensation expense during the quarter ended March 31, 2000 increased $4.9 million to $25.8 million from $20.9 million during the comparable period a year ago.

    Compensation expense during the nine months ended March 31, 2000 increased $5.9 million, or 9.1%, to $71.4 million from $65.5 million during the nine months ended March 31, 1999. Compensation expense for the nine months ended March 31, 2000 includes $3.2 million of deferred direct compensation costs associated with loans originated in prior periods that were disposed of in either whole loans sales or in the securitization consummated during the period, and also includes $3.6 million of nonrecurring severance costs. Compensation expense for the nine months ended March 31, 1999 is net of $618,000 of direct compensation income associated with loans originations which were deferred to future periods pending disposition of the loans in either whole loans sales or securitizations. Net of the effects of the recognition or the deferral of direct compensatory costs, compensation expense for the nine months ended March 31, 2000 increased $2.1 million to $68.2 million from $66.1 million during the comparable period from a year ago. This increase is attributable to the nonrecurring severance costs and, to a lesser extent, incentive compensation, bonus awards, and hiring certain employees during the quarter ended March 31, 2000.

    Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees is generally related to the Company's loan origination volume. Production expense during the three months ended March 31, 2000 decreased $3.6 million, or 38.2%, to $5.8 million from $9.4 million during the three months ended March 31, 1999. During the nine months ended March 31, 2000, production expense decreased $9.5 million, or 30.6% to $21.4 million from $30.9 million during the comparable period in 1999. The decreases in production expense during the three and nine months ended
March 31, 2000 from the comparable periods in 1999 is due primarily to the Company's cost reduction efforts, which include closing smaller, less productive retail branch offices, and reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies. Additionally, in December 1999, in an effort to further reduce production costs, the Company commenced the practice of having prospective borrowers pay for appraisal costs prior to incurrence of the appraisal expense during the loan origination process whenever possible. Prior thereto, the Company did not charge customers for appraisals unless and until their loans closed, and absorbed as a production expense appraisal costs incurred for loan applications where the prospective applicants' loans were not closed and funded. Production expense expressed as a percentage of total loan origination volume for the three months ended March 31, 2000 was 1.3% compared to 2.3% during the comparable three month period in 1999. The decrease in the percentage reflects the decline in production expense during the March 2000 quarter from the 1999 quarter despite a $45.0 million increase in total loan production between the two periods. Production expense expressed as a percentage of total loan origination volume for the nine months ended March 31, 2000 decreased to 1.4% from 1.8% during the comparable nine month period in 1999, because the 30.6% decline in production expense more than offset the 7.5% decline in total origination volume for the nine months ended March 31, 2000 from the same period in the previous year.

    General and administrative expenses increased $2.9 million and $7.0 million to $14.2 million and $45.5 million during the three and nine months ended
March 31, 2000 from $11.3 million and $38.5 million during the comparable three and nine month periods in 1999. The increases were primarily attributable to the Company's decision to utilize outside professional advisors on specific operational projects, primarily to support the two servicing advance facilities the Company put in place to reduce its servicing advance obligations, and miscellaneous operational charges taken by the Company, partially offset by declines in the Company's communication and miscellaneous expenses. As previously reported, at December 31, 1999, the Company reviewed its accounts receivable consisting of servicing advances made by the Company in connection with its securitized pools and valued such receivables to reflect their fair market value at December 31, 1999. This valuation resulted in a write-down in the amount of $2.0 million and was recorded in the quarter ended December 31, 1999. As part of the Company's on-going costs savings program, it ceased activities in certain branches that were deemed unprofitable by management or as part of the regionalization of branches in the broker network. The office space for some of the closed branches remains subject to operating leases that management is attempting to sublease or terminate. The Company is also attempting to sublet significant space at its headquarter office located at 350 South Grand Avenue in downtown Los Angeles. If the Company agrees to sublease such space at lease rates significantly less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant one-time charge.

    Interest expense increased $3.5 million and $7.7 million to $13.0 million and $39.4 million for the three and nine months ended March 31, 2000, respectively, from $9.5 million and $31.8 million for the comparable three and nine month periods in 1999, respectively. The increase in interest expense in the three and nine months ended March 31, 2000 from levels reported in the comparable 1999 periods resulted primarily from increased borrowings at higher interest rates under various revolving warehouse and repurchase facilities to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its operations.

INCOME TAXES

    During the three and nine months ended March 31, 2000, the Company recorded an income tax provision of $533,000 and $2.5 million, respectively, and such provisions relate exclusively to the Company's estimated tax on excess inclusion income on its REMIC trusts. During the three and nine months ended March 31, 1999, the Company recorded estimated tax benefits of $16.2 million and $29.6 million, respectively, which were net of tax valuation adjustments recorded to account for estimated non-realizable deferred tax assets. The investment in the Company by Capital Z resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

FINANCIAL CONDITION

    LOANS HELD FOR SALE. The Company's portfolio of loans held for sale decreased to $383.3 million at March 31, 2000 from $559.9 million at June 30, 1999. The decline is due to the Company's $803.6 million of securitizations and $912.0 million of whole loan sales in the secondary markets during the nine months ended March 31, 2000, partially offset by the Company's loan production during the period.

    ACCOUNTS RECEIVABLE. Accounts receivable, representing servicing fees and advances and other receivables, decreased to $46.5 million at March 31, 2000 from $57.0 million at June 30, 1999. Included in accounts receivable at June 30, 1999 was $25.0 million of estimated proceeds from the Additional Investment which were subsequently received by the Company in August 1999. The level of servicing related advances, in any given period, is dependent upon portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections. Net of the $25.0 million of estimated proceeds from the additional investment, the increase in the Company's accounts receivable since June 30, 1999 is primarily attributable to advances on delinquent loans in the two securitization trusts closed during the nine months ended March 31, 2000 and continued advances on seriously delinquent loans offset partially by the sale of certain servicing advances during the March 2000 quarter.

    RESIDUAL INTERESTS. Residual interests decreased to $297.6 million at March 31, 2000 from $332.3 million at June 30, 1999 reflecting residual interests recognized in the Company's securitizations in the nine months ended March 31, 2000, plus accretion during the same period, net of the $47.3 million and $30.2 million residual asset write-downs during the quarters ended
March 31, 2000 and December 31, 1999, respectively.

    MORTGAGE SERVICING RIGHTS, NET. Mortgage servicing rights, net, decreased to $14.3 million at March 31, 2000 from $20.9 million at June 30, 1999 reflecting the capitalization of mortgage servicing rights on securitizations during the nine months ended March 31, 2000, net of amortization during the period and the $5.0 million write-down during the three months ended
December 31, 1999.

    EQUIPMENT AND IMPROVEMENTS, NET. Equipment and improvements, net, decreased to $10.2 million at March 31, 2000 from $13.5 million at June 30, 1999 due to depreciation and amortization outpacing equipment and improvement acquisitions during the nine months ended March 31, 2000.

    PREPAID AND OTHER ASSETS. Prepaid and other assets declined to $14.2 million at March 31, 2000 from $15.0 million at June 30, 1999. The $1.7 million of income tax refunds receivable at June 30, 1999 were realized in cash during the three months ended September 30, 1999.

    BORROWINGS. Amounts outstanding under borrowings at March 31, 2000 decreased to $275.5 million from the $281.2 million outstanding at June 30, 1999 and reflects the Company's $5.8 million scheduled sinking fund payment on its 10.5% Senior Notes during the March 2000 quarter.

    REVOLVING WAREHOUSE FACILITIES. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $386.2 million at March 31, 2000 from $536.0 million at June 30, 1999, primarily as the result of the decrease in loans held for sale due to whole loan sales and the securitizations during the nine months ended March 31, 2000, partially offset by the Company's loan production during the period. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

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

    WAREHOUSE AND REPURCHASE FACILITIES. The Company generally relies on warehouse and repurchase facilities to originate and purchase mortgage loans and hold them prior to securitization or sale. At March 31, 2000, the Company had committed revolving warehouse and repurchase facilities in the amount of $715.0 million (excluding the $35.0 million non-revolving subline described more fully below). During the quarter ended March 31, 2000, the $150.0 million Concurrent Funding Facility expired and was not renewed. During the March 31, 2000 quarter, the Company renewed the $90.0 million committed and $100.0 million uncommitted revolving warehouse facility which expired and increased the committed borrowing limit under the facility to $200.0 million, less any outstanding amounts under the non-revolving subline.

    Of the $715.0 million of committed revolving warehouse and repurchase facilities available to the Company at March 31, 2000, $250.0 million and $165.0 million expire on October 29, 2000 and February 11, 2001, respectively. Subsequent to March 31, 2000, the remaining $300.0 million committed repurchase facility expired. The Company renewed the $300.0 million committed repurchase facility on April 28, 2000 and decreased the borrowing limit thereunder by $100.0 million to $200.0 million. If certain financial covenants imposed by the bank are not satisfactorily maintained by the Company through October 31, 2000 or otherwise amended as discussed more fully below, the facility will expire at that time; otherwise, this facility expires on April 30, 2001. With these recent renewals, the Company has current borrowing capacity under committed revolving warehouse and repurchase facilities of $615.0 million (excluding the $35.0 million non-revolving subline). However, as a result of the Company's recent financial performance, including the prices the Company has received in recent whole loan sales, all of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

    Until the expiration of the Concurrent Funding Facility on February 29, 2000, the Company used its Concurrent Funding Facility to fund the majority of its mortgage loans at closing. The Company is not permitted to use its other revolving warehouse and repurchase facilities to fund mortgage loans at closing; instead, the Company uses working capital to close mortgage loans. After the mortgage loans are closed, the Company pledges them under one of its other revolving warehouse or repurchase facilities to replenish working capital. This restricted the ability of the Company to fund its mortgage loan production in March, 2000, which has negatively impacted the profitability of the Company. The Company is currently seeking a new revolving warehouse or repurchase facility to fund mortgage loans at closing. However, unless and until a new facility is negotiated, the Company is required to fund mortgage loans exclusively out of working capital, and hold them until such mortgage loans can be transferred to another facility or sold to SFP. If future loan fundings are reduced due to a lack of funding or capital alternatives, ongoing operations may be jeopardized, which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. Due to the $61.5 million loss for the quarter ended
March 31, 2000, the Company failed to meet certain existing financial covenants under its revolving warehouse and repurchase facilities at March 31, 2000 and April 30, 2000 and does not expect to meet those covenants at May 31, 2000. The Company is seeking amendments to these financial covenants from its warehouse and repurchase lenders to bring itself into compliance. The Company's failure to meet these financial covenants gives the warehouse and repurchase lenders the right to declare an event of default and to terminate the warehouse and repurchase facilities, cease funding loans thereunder and foreclose upon and sell the loans securing the facilities. An event of default under any one of the Company's warehouse or repurchase facilities would cross-default the remaining warehouse and repurchase facilities. Moreover, an acceleration of the indebtedness under the Company's warehouse or repurchase facilities would result in a default under the Corporate Debt, which would, in turn, result in an acceleration of such indebtedness. An acceleration of the maturity of the Corporate Debt would jeopardize the Company's ability to continue to operate as a going concern. If the Company is unable to obtain amendments to its warehouse and repurchase facilities, or is unable to meet these financial covenants going forward, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    WORKING CAPITAL FINANCING FACILITIES. The Company has historically relied on working capital lines to help it fund its servicing advance obligations. In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization trusts, pursuant to which, the loan service company assumed the obligations to make all future advances on those two trusts. The Company also sold to the loan servicing company the outstanding servicing advances on those two trusts for approximately $13.0 million. In June 1999, in order to further reduce its servicing advance obligations, the Company entered into an arrangement with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts. On February 25, 2000, the Company entered into an arrangement with the same investment bank pursuant to which the bank purchased certain additional cumulative advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its existing 1999 securitization trusts.

    The Company also requires working capital to originate mortgage loans. Historically, the Company has had access to warehouse and repurchase facilities which advanced up to 100% of the principal balance of the mortgage loans to the Company. However, as a result of the difficult current market conditions which began in the quarter ended December 31, 1998, and the Company's recent financial performance, including the prices the Company has received in recent whole loan sales, all of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans. The Company also requires working capital to fund mortgage loans at closing. See "Liquidity and Capital Resources--Warehouse and Repurchase Facilities."

    On February 11, 2000, the Company secured $35.0 million in working capital secured by certain of its residual interests and certain other collateral through the renewal of a $90.0 million committed warehouse line which expired on February 9, 2000. The committed warehouse line was increased to $200.0 million and included a $35.0 million non-revolving subline, which the Company drew down on February 11, 2000. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline. In connection therewith, the Company agreed to pay Capital Z a $1 million fee.

    Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Warehouse indebtedness is generally not included in the indebtedness limitations. As a result of the loss for the quarter ended December 31, 1999, the Company is restricted from incurring additional indebtedness as defined in the Indenture. The Company's repurchase and warehouse facilities also contain limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the

Indenture, the amount of assets allocable to post-September 1996 securitizations which the Company may pledge to secure debt is limited by the Indenture to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million. The Company pledged certain residuals to secure the subline. Under the terms of the subline, the Company is required to pledge additional residual interests in an amount equal to $10.0 million in order to maintain the scheduled amortization and maturity of the subline. The Company does not anticipate having additional residual interests available to finance in the near term. This could restrict the Company's ability to borrow to provide working capital as needed in the future.

    THE SECURITIZATION AND SALE OF MORTGAGE LOANS. The Company's ability to sell loans originated and purchased by it in the secondary market through securitizations and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "Risk Factors--A Prolonged Interruption or Reduction in the Secondary Market Would Hurt Our Financial Performance."

    The Company securitized $803.6 million of loans held for sale during the nine months ended March 31, 2000 compared to $650.0 million of loans in the comparable period a year ago. The gain on sale recognized on securitizations during the nine months ended March 31, 2000 was lower than historical gains due, among other things, to market conditions at the time of the securitizations, and the Company's adoption of the revised assumptions during the quarter ended December 31, 1998. See "Certain Accounting Considerations--Accounting for Securitizations." In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. As of March 31, 2000, the Company was required to maintain an additional $64.8 million in overcollateralization amounts as a result of the level of its delinquency rates and realized losses above that which would have been required to be maintained if the applicable delinquency rates and realized losses had been below the specified limit. Of this amount, at March 31, 2000, $30.7 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

    During the three and nine months ended March 31, 2000, the Company sold loans for cash in whole loan sales with servicing released of $434.9 million and $912.0 million, respectively, compared to $393.9 million and $940.1 million during the three and nine months ended March 31, 1999, respectively. The Company currently has in place two forward commitments for whole loan sales. One of the commitments expires on May 16, 2000 and has a minimum and maximum commitment amount of $500.0 million and $1.5 billion, respectively, against which approximately $320.1 million of loans had been sold at March 31, 2000. The other commitment expires on November 30, 2000 and has a minimum and maximum commitment amount of $300.0 and $600.0 million, respectively, against which approximately $326.7 million of loans had been sold at March 31, 2000.

    THE ISSUANCE OF DEBT AND EQUITY SECURITIES. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional equity and debt sources.

    On May 19, 2000 the Company entered into an agreement with SFP, the Company's lead stockholder which is controlled by Capital Z, for the sale of $50.0 million of the Company's Series C Convertible Preferred Stock for the lesser of $0.90 per share, or the average market trading price for the five days prior to the Initial Closing, plus the issuance of warrants to purchase an additional 5 million shares of Series C Convertible Preferred Stock at the same price.

    The Company also announced that it will offer to all holders of its Common Stock and Series C Convertible Preferred Stock other than SFP, and its affiliates, the right to purchase additional shares of Series C Preferred Stock at the same price as SFP.

    The Company has previously raised $127.9 million through the sale of preferred stock in several phases to Capital Z and its designees, certain members of the Company's management and holders of the Company's common stock. The Company raised $76.8 million in February 1999, $25.0 million in August 1999 and $25.0 million ($4.2 million in the Rights Offering and $20.8 million pursuant to the Standby Commitment) in October 1999 which was accrued at September 30, 1999. In October 1999, the Company also issued $1.1 million of preferred stock to certain management investors. In connection with the sale of stock to Capital Z, the Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share.

    In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In the private placement, the Company also issued warrants to purchase an aggregate additional 1.3 million shares (as adjusted) of the Company's common stock at an exercise price of $38.35 (as adjusted), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in April 2001. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At March 31, 2000, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

    The Company's primary sources of liquidity are expected to be fundings under revolving warehouse and repurchase facilities and whole loan sales and the monetization of the Company's servicing advances. See "Liquidity and Capital Resources." In addition, the Company is in negotiations with an affiliate of Capital Z for a facility which will allow the Company to sell up to $75.0 million residual assets created in securitizations over the next
24 months. If the Company's access to warehouse lines, working capital or the securitization or whole loan markets is restricted, or cash savings are not realized through the implementation of the Company's cost reduction efforts, the Company may have to seek additional equity. Further, if available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and sell. This would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

RISK MANAGEMENT

    The Company is currently re-evaluating its current hedging policy, and at March 31, 2000 had no hedge transactions in place. While the Company monitors the interest rate environment and has employed fixed rate hedging strategies in the past, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

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

    In the past, the Company mitigated exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization or whole loan sale. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities. At March 31, 2000 and during the three and nine months then ended, the Company did not have any hedge transactions in place. Accordingly, during the three and nine months ended
March 31, 2000, there were no hedge losses in gain on sale. At September 30, 1998, the Company had outstanding notional balances of Treasury swap agreements in the amount of $85 million. This position, which was terminated by the Company on December 31, 1998, had a market value at September 30, 1998 of $80 million. The Company recorded the related hedge loss at September 30, 1998 for the $4.6 million shortfall in the gain on sale for that period. The Company had a similar swap agreement in the notional amount of $250.0 million which expired on September 30, 1998 and had a market value at June 30, 1998 of $248 million. Due to market conditions in the quarter ended September 30, 1998, this position deteriorated to a loss of $10.7 million which was recorded in gain on sale during the three months ended September 30, 1998. The Company also had LIBOR cap contracts outstanding at September 30, 1998 in the notional amount of $7.2 million. These positions were valued at par at September 30, 1998 as their contractual cap (strike price) exceeded the LIBOR market rate at September 30, 1998. The September 30, 1998 position expired December 23, 1998. These instruments had no negative risk above the original premiums paid in cash.

    RESIDUAL INTERESTS AND MSRS. The Company had residual interests of $297.6 million and $332.3 million at March 31, 2000 and June 30, 1999, respectively. The Company also had MSRs at March 31, 2000 and June 30, 1999 in the amount of $14.3 million and $20.9 million, respectively. Both of these instruments are recorded at amounts that approximate estimated fair value at March 31, 2000 and June 30, 1999. Residual interests decreased during the nine months ended
March 31, 2000 from June 30, 1999 reflecting the $77.5 million write-down offset by residual interests recognized on the Company's securitizations and accretion during the period.

    The Company's MSR's decreased during the nine months ended March 31, 2000 reflecting MSR's recognized on the Company's securitizations offset by MSR amortization and a $5.0 million write-down during the period. See "Certain Accounting Considerations--Accounting for Securitizations". The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% both at March 31, 2000 and June 30, 1999. The weighted average life used for valuations at March 31, 2000 and June 30, 1999 was 3.2 years and 2.9 years, respectively.

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

    WAREHOUSING EXPOSURE. The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization or sale. At March 31, 2000, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $715.0 million, subsequently reduced to $615.0 million (both amounts excluding the $35.0 million subline) and the balance outstanding related to these facilities was $386.2 million. See "Liquidity and Capital Resources--Warehouse and Repurchase Facilities." At June 30, 1999, the Company had total committed revolving warehouse and repurchase facilities available of $590.0 million and the balance outstanding related to those facilities was $536.0 million. Warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are either securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

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

    Our primary and potential sources of cash as described in the paragraph above should be sufficient to fund our cash requirements through at least the next 12 months, assuming the Company successfully closes a new warehouse facility which provides for concurrent funding and receives additional equity capital. If available at all, the type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. However, we are not sure that these sources of cash will be available when needed. Even if the sources of cash are available, the providers of cash may impose terms that are not favorable to us. As a result of the limitations described above, we may be restricted in the amount of loans that we will be able to produce and sell.

    IF WE ARE UNABLE TO MAINTAIN ADEQUATE FINANCING SOURCES, OUR ABILITY TO MAKE MORTGAGE LOANS WILL BE IMPAIRED AND OUR REVENUES WILL SUFFER.

    We use cash draws under credit facilities, referred to as revolving warehouse and repurchase facilities, to fund new originations and purchases of mortgage loans before securitization or sale. We currently have three committed lines with aggregate borrowing capacity of $615.0 million (excluding the $35.0 million subline). All of our revolving warehouse and repurchase facilities require us to maintain certain liquidity and net worth levels, place restrictions on our ability to borrow money, and require us to report a profit during certain quarters. Due to our $61.5 million net loss for the quarter ended March 31, 2000, we did not meet some of those requirements at March 31, 2000 or April 30, 2000 and we do not expect to meet those requirements at May 31, 2000. We are seeking to reduce these requirements so that we may meet them. Our failure to meet these requirements gives the warehouse and repurchase providers the right to declare an event of default under the revolving facilities, stop funding loans and foreclose in our loans financed under the facilities. If a warehouse lender declared an event of default, it would cause an event of default under our other warehouse and repurchase facilities and our corporate debt. This would have a material adverse effect on our financial position and results of operations and jeopardize our ability to continue to operate as a going concern.

    The facility which the Company used to fund the majority of its mortgage loans at closing expired on February 29, 2000. We are currently in the process of replacing that facility. The remaining existing facilities expire between October 2000 and April 2001 and no assurances can be given that we will be able to extend or replace these facilities at the times they mature. We recently entered into a transaction pursuant to which we sold certain accounts receivable representing servicing advances we had previously made and engaged an investment bank to make a substantial portion of future servicing advances on substantially all of the loans in our servicing portfolio. As servicer of the loans we securitize, we are required to advance, or loan, to the trusts delinquent interest. In addition, as servicer, we advance to the trusts foreclosure related expenses, and certain tax and insurance remittances relating to loans serviced. To the extent that we are unable to maintain existing credit facilities, arrange new warehouse, repurchase or other credit facilities or obtain additional commitments to sell whole loans for cash, we may have to curtail making loans. This would have a material adverse effect on our financial position and results of operations and jeopardize our ability to continue to operate as a going concern.

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

    OUR RIGHT TO SERVICE LOANS MAY BE TERMINATED BECAUSE OF THE HIGH DELINQUENCIES AND LOSSES ON THE LOANS IN OUR SERVICING PORTFOLIO OR OUR LIQUIDITY OR NET WORTH POSITION.

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

    At March 31, 2000, the dollar volume of loans delinquent more than 90 days in twelve of our securitization trusts formed during the period from December 1994 to March 1997 and during December 1997 and March 1998, exceeded the permitted limit in the related securitization agreements.

    We have implemented various plans to lower the delinquency rates in our future trusts, including diversifying the loans we originate and purchase to include higher credit grade loans. The delinquency rate at March 31, 2000 was 14.2% and at June 30, 1999 was 15.7%.

    Four of the twelve trusts referred to above, plus two additional trusts, which represent in the aggregate 28.1% of the dollar volume of our servicing portfolio, exceeded loss limits at March 31, 2000. The limit that has been exceeded provides that losses may not exceed 1.25% of the prior year pool balances in the relevant securitization trusts on a rolling 12 month basis.

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

    Under one of our securitization trusts, the monoline insurer requires that we maintain a specific level of minimum net worth and cash in order for us to continue servicing loans in that trust. We did not meet those requirements at March 31, 2000 or April 30, 2000. We received a notice from the monoline insurer which indicated it was not currently exercising its right to terminate us as servicer on this trust. Due to our $61.5 million loss during the March 2000 quarter, we did not meet the minimum net worth test at March 31, 2000, or April 30, 2000 and we do not expect to meet that test at May 31, 2000. If we are unable to close the $50.0 million capital transaction with Capital Z by May 31, 2000, we will not be in compliance with the minimum cash requirement at that time. We are seeking amendments to these requirements imposed by the monoline insurer. If we are unable to obtain amendments from the monoline insurer, we would be unable to satisfy a condition required by Capital Z to bring closure to the $50.0 million investment by Capital Z.

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

    High delinquency rates hurt our cash flows. When delinquency rates exceed the limit specified in the securitization agreement, our right to receive cash from the trust is delayed. When delinquency rates exceed the specified amount, we are required to use the cash flows from the trust to make accelerated payments of principal on the certificates or bonds issued by the trust. These accelerated payments increase the overcollateralization levels. The overcollateralization level represents the amount that the principal balance of the loans in the trust exceeds the principal balance of the certificates or bonds issued by the trust. We do not receive distributions from the trust until after the required overcollateralization levels are met. Generally, provisions in the securitization agreements have the effect of requiring the overcollateralization amount to be increased up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of March 31, 2000, we were required to maintain an additional $64.8 million in overcollateralization amounts as a result of the level of the delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at March 31, 2000, $30.7 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

    High delinquency rates also negatively affect our cash flows because we act as servicer of the loans in the trust. As the servicer, we are required to use our cash to advance to the trust past due interest.

    HIGH DELINQUENCIES AND LOSSES MAY HURT OUR EARNINGS.

    Higher delinquency and loss levels may also affect our reported earnings. We apply certain assumptions with respect to expected losses on loans in a securitization trust to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. If actual losses exceed those assumptions, we may be required to take a charge to earnings. The charge to earnings would result in an adjustment to the carrying value of the residual interests recorded on our balance sheet.

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

    Our broker program depends largely on independent mortgage bankers and brokers and other financial institutions for the purchases of new loans. Our competitors also seek to establish relationships with the same sources.

    BECAUSE A SIGNIFICANT AMOUNT OF THE LOANS WE SERVICE ARE IN CALIFORNIA AND FLORIDA, OUR OPERATIONS COULD BE HURT BY ECONOMIC DOWNTURNS OR NATURAL DISASTERS IN THOSE STATES.

    At March 31, 2000, 20.8% and 11.8% of the loans we serviced were collateralized by residential properties located in California and Florida, respectively. Because of these concentrations, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California and Florida economies and their residential real estate markets. Residential real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides. Florida historically has been vulnerable to certain other natural disasters, such as tropical storms and hurricanes. Such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

    At May 18, 2000, Capital Z beneficially owned senior preferred stock representing 46.2% of our combined voting power in the election of directors and 76.2% of the combined voting in all matters other than the election of directors. The percentage of beneficial ownership of Capital Z could change as a result of the Investment, depending upon the Price and the number of shares of Series C Preferred Stock subscribed to by Nonaffiliated Stockholders in the Rights Offering. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members' terms expire Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its 1999 Annual Meeting of Stockholders (the "Meeting") on March 3, 2000.

(b) The following Series B Directors were elected at the Meeting to serve one year terms:

    Steven M. Gluckstern
    Adam M. Mizel
    Mani A. Sadeghi
    David A. Spuria

    The following Class II Common Stock directors were elected at the Meeting to serve three-year terms:

    Georges C. St. Laurent, Jr.
    Cary H. Thompson

    The following directors continued in office after Meeting:

    A. Jay Meyerson
    David H. Elliot
    Eric C. Rahe

(c) At the Meeting, stockholders voted on (1) the amendment of the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the shares of the Company's Common Stock (the "Reverse Common Stock Split Proposal"); (2) the amendment of the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the shares of the Company's Series C Convertible Preferred Stock (the "Reverse Series C Preferred Stock Proposal"); (3) an amendment to the Company's Certificate of Incorporation to enable stockholders to act by written consent as permitted by Delaware law (the "Stockholder Action by Written Consent Proposal"); (4) the election of four Series B Directors (5) the election of two Class II Common Stock Directors; (6) the ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ended June 30, 2000. The results of the voting were as follows:

                                                          VOTES                               BROKER
MATTER                                     VOTES FOR     AGAINST    WITHHELD   ABSTENTIONS   NON-VOTES
------                                    -----------   ---------   --------   -----------   ---------
Reverse Common Stock Split Proposal
  (All Stockholders)....................  149,217,328   1,758,552        --      131,706          --
Reverse Common Stock Split Proposal
  (Class Vote--Common Stockholders).....   24,283,958   1,679,359        --      125,774          --
Reverse Series C Preferred Stock Split
  Proposal (All Stockholders)...........  149,323,693   2,604,612        --      179,281          --
Reverse Series C Preferred Stock Split
  Proposal (Class Vote--All Preferred
  Stockholders).........................  124,930,415      80,348        --        7,732          --
Reverse Series C Preferred Stock Split
  Proposal (Class Vote--Series C
  Preferred Stock)......................   98,226,415      80,348        --        7,732          --
Stockholder Action by Written Consent
  Proposal (All Stockholders)...........  130,880,353   1,010,991        --      257,536          --
Series B Directors
  Steven M. Gluckstern..................   26,704,000          --        --           --          --
  Mani A. Sadeghi.......................   26,704,000          --        --           --          --
  Adam M. Mizel.........................   26,704,000          --        --           --          --
  David A. Spuria.......................   26,704,000          --        --           --          --
Class II Common Stock Directors
  Georges C. St. Laurent, Jr. ..........   51,970,819          --   822,273           --          --
  Cary H. Thompson......................   51,970,269          --   822,823           --          --
Auditors................................  150,648,670     325,466        --      133,451          --

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

(c) Exhibits: See Exhibit Index

(d) During the quarter ended March 31, 2000, the Company filed (i) a Current Report on Form 8-K on January 14, 2000 (earliest event reported October 29,
    1999), reporting information under Item 5 regarding the consummation of one of the Company's warehouse lines and the amendment of two other warehouse lines; (ii) a Current Report on Form 8-K on February 16, 2000 (earliest event reported February 14, 2000), reporting information under Item 5 regarding the Company's financial results for the second fiscal quarter;
    (iii) a Current Report on Form 8-K on March 14, 2000 (earliest event reported March 6, 2000), reporting information under Item 5 regarding the results of the Company's annual meeting; (iv) a Current Report on Form 8-K on March 14, 2000 (earliest event reported February 25, 2000), reporting information under Item 5 regarding the sale of some of the Company's servicing advance receivables.

                          AAMES FINANCIAL CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AAMES FINANCIAL CORPORATION

                                                       By:             /s/ JOSEPH R. TOMEI
                                                            -----------------------------------------
                                                                         Joseph R. Tomei
                                                              EXECUTIVE VICE PRESIDENT--FINANCE AND
Date: May 22, 2000                                            CHIEF FINANCIAL AND ACCOUNTING OFFICER

                                 EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
-----------             ----------------------
       3.1              Certificate of Incorporation of Registrant, as amended.

       4.1(a)           Specimen certificate evidencing Common Stock of Registrant.

       4.1(b)           Specimen certificate evidencing Series C Convertible
                        Preferred Stock of Registrant.

      10.26(a)          Second Amended and Restated Master Repurchase Agreement
                        Governing Purchases and Sales of Mortgage Loans, dated as of
                        April 28, 2000, between Aames Capital Corporation,
                        Registrant's wholly owned subsidiary ("ACC") and Lehman
                        Commercial Paper, Inc.

      10.26(b)          Guaranty, dated as of April 28, 2000, between Registrant and
                        Lehman Commercial Paper, Inc., with respect to
                        Exhibit 10.26(a).

      10.27(a)          Warehouse Loan and Security Agreement, dated as of
                        February 10, 2000, between ACC and Greenwich Capital
                        Financial Products, Inc.

      10.27(b)          Guaranty, dated as of February 10, 2000, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.27(a).

      10.27(c) Amendment No. 1 to Guaranty, dated as of April 28, 2000, between Registrant and Greenwich Capital Financial
                        Products, Inc., with respect to Exhibit 10.27(b).

      10.32(a) Amendment No. 1 to Limited Partnership Agreement, dated as of February 24, 2000, by and among ACC, Random Properties
                        Acquisition Corp. IV, Greenwich Capital Derivatives, Inc.

      10.33             Historical Advance Purchase Agreement between ACC and
                        Steamboat Financial Partnership, L.P., dated as of
                        February 24, 2000.

      10.37(b)          Amendment No. 2 to the Master Loan and Security Agreement,
                        dated as of April 4, 2000, between ACC and Morgan Stanley
                        Dean Witter Mortgage Capital, Inc., formerly Morgan Stanley
                        Mortgage Capital, Inc.

      11                Computation of Per Share Loss.

      27                Financial Disclosure Schedule

------------------------

(1) Incorporated by reference from Registrant's Current Report on Form 8-K dated January 14, 2000.