Form 10-K
period 2000-06-30
AAMES FINANCIAL CORP/DE
filed 2000-09-28
CIK 879957

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-19604
                           --------------------------

                          AAMES FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    95-4340340
      (State or other jurisdiction of           (I.R.S. Employer Identification No.)
              incorporation)

         350 S. GRAND AVENUE, LOS
           ANGELES, CALIFORNIA                                  90071
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (323) 210-5000
                           --------------------------

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At September 27, 2000, there were outstanding 6,235,226 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($1.5625 per share) of the Registrant's Common Stock on the New York Stock Exchange was $9,183,973.00. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement relating to its 2000 Annual Meeting of Stockholders or an amendment to this Form 10-K are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Aames Financial Corporation (the "Company") is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender making loans in California since it was founded in 1954. In 1995, the Company expanded its retail presence outside of California and began purchasing loans from correspondents. In August 1996, the Company acquired its broker production channel through the acquisition of One Stop Mortgage, Inc. In 1999, the Company consolidated its loan production channels into one company, and the retail and broker production channels (including the former One Stop) now operate under the name "Aames Home Loan."

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

    The Company originates loans nationally through its core retail and broker production channels. The Company also purchases loans through correspondents, which it has materially decreased since fiscal 1998. During the years ended
June 30, 2000, 1999 and 1998, the Company originated $2.0 billion, $2.0 billion and $1.7 billion, respectively, of mortgage loans and purchased $32.7 million, $241.5 million and $646.3 million of mortgage loans from correspondents. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases. See--"Mortgage Loan Production."

    As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the years ended June 30, 2000, 1999 and 1998, the Company sold $2.2 billion, $1.9 billion and $2.5 billion, respectively, of loans. See "--Loan Disposition."

    The Company generally retains the servicing on the loans it securitizes. At June 30, 2000, 1999 and 1998, the Company's servicing portfolio was
$3.6 billion, $3.8 billion and $4.1 billion, respectively. Loans serviced in-house at June 30, 2000, 1999 and 1998 were $3.3 billion, $3.4 billion and $3.9 billion, respectively, or 92.6%, 89.2% and $95.0%, respectively.

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

    The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

RECENT EVENTS

    The Company lost $122.4 million during the fiscal year ended June 30, 2000. The $122.4 million loss resulted from the Company's $82.5 million write down to its residual interests and mortgage servicing rights and a $39.9 million net operating loss. Of the $82.5 million write down, $77.5 million related to the reduction to the fair value of the Company's residual interests reflecting the Company's assessment of recent credit loss experience in its securitized pools and the impact of recent interest rate increases which reduced excess spread in such pools . The Company also wrote down the carrying value of its mortgage servicing rights by $5.0 million during fiscal 2000 to reflect increased costs incurred by the Company due in part to subservicing arrangements. The
$39.9 million net operating loss during the fiscal year is attributable primarily to the Company's reliance on the whole loan sale market as its sole loan disposition strategy during the March and June quarters, and the delay in realizing the benefits of the Company's recently implemented expense management efforts.

    In June and July 2000, the Company completed an investment of $50.0 million from Specialty Finance Partners ("SFP"), the Company's largest stockholder which is controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z"), issuing 58.8 million shares of Series D Preferred Stock for a price per share equal to $0.85 per share, and warrants to purchase an additional 5.0 million shares of Series D Preferred Stock at $0.85 per share.

    On August 31, 2000, the Company entered into a Residual Forward Sale Facility (the "Residual Facility") with Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Capital Z, pursuant to which the Company may sell, on a forward flow basis, up to $75.0 million of residual interests created in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million amount of the Residual Facility, or (iii) a termination event, as defined in the Residual Facility. The Company believes that the Residual Facility will assist the Company by strengthening its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitizations and by providing another source of cash to the Company through periodically converting residual interests into cash.

    On August 31, 2000, the Company renewed a $250.0 million committed warehouse facility and increased the borrowing limit thereunder by $50.0 million to $300.0 million. As previously reported, on

April 28, 2000, the Company renewed a $300.0 million committed repurchase facility, decreasing the borrowing limit thereunder by $100.0 million to $200.0 million. With these recent renewals, the Company has current borrowing capacity under committed revolving warehouse and repurchase facilities of $665.0 million (excluding a $35.0 million non-revolving subline). All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants. In addition, under the Company's 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of cash liquidity in order to continue to service the loans in the trust. The Company met all of its financial covenants under its revolving warehouse and repurchase facilities and its securitization trusts at June 30, 2000.

    On September 21, 2000, the Company completed a securitization of $460.0 million of mortgage loans and sold its residual interest through the Residual Facility for cash. Although the Company generally retains the servicing on the loans it securities, the Company sold its servicing rights and the rights to prepayment penalties under the securitization because the gain realized on sale was higher than what the Company would have realized had the mortgage servicing rights and the rights to prepayment fees been retained, and the gain was for cash.

    As previously reported, the Company's existing revolving warehouse and repurchase facilities do not provide for the funding of mortgage loans at closing; instead, the Company uses working capital to close mortgage loans. After the mortgage loans are closed, the Company pledges them under one of its revolving warehouse or repurchase facilities to replenish working capital. The Company is currently seeking a new revolving warehouse or repurchase facility to fund mortgage loans at closing. As a result of the recent $50.0 million investment, and the $460.0 million securitization, the residual sale under the Residual Facility and the sale of servicing rights and the rights to prepayment penalties completed September 21, 2000, the Company believes it has sufficient cash to fund at closing its current loan production.

    As a result of the recent investment by Capital Z, the Company intends to make a distribution to the holders of the Company's Common Stock, and Series C Convertible Preferred Stock, in the form of a dividend of nontransferable subscription rights to purchase shares of Series D Preferred Stock for $0.85 per share (the "Rights Offering"). Capital Z has agreed that neither they nor any of their affiliates (including SFP) will participate in the Rights Offering. Consequently, the number of shares offered in the Rights Offering to stockholders not affiliated with Capital Z (the "Nonaffiliated Stockholders") will be approximately 19.8 million shares of Series D Preferred Stock. The Company expects to complete the Rights Offering during the quarter ending December 31, 2000.

    The Company was notified in writing by the New York Stock Exchange (the "NYSE") on September 12, 2000 (the "NYSE Notice") that the average closing price per share of the Company's Common Stock was below the NYSE's minimum stock price requirement of $1.00 per share as of the thirty trading-day period ended
July 19, 2000. Pursuant to the NYSE Notice, the Company has until December 29, 2000 to raise the thirty day average closing price of the Common Stock above $1.00 per share or the NYSE will suspend the Company's listing and apply to the Securities and Exchange Commission ("SEC") for delisting. The closing price of the Common Stock on September 27, 2000 was $1.5625 per share and the average closing price for the thirty trading-day period ended September 27, 2000 was $1.45 per share. There can be no assurance that the thirty day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be delisted by the NYSE. If the Common Stock were delisted by the NYSE, it would seriously impair the ability of Common stockholders to trade their shares.

MORTGAGE LOAN PRODUCTION

    The Company's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity which is typically secured by a first or second mortgage on the borrower's residence with either a fixed or adjustable interest rate. Non-conforming home equity loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and generally cannot be directly marketed to agencies such as Fannie Mae and Freddie Mac. During the year ended June 30, 2000, the Company originated its residential loans through its primary retail and broker channels, and to a lesser extent, purchased closed loans.

    The following table presents certain information about the Company's loan production at or during the periods indicated:

                                                                   YEAR ENDED JUNE 30,
                                                       --------------------------------------------
                                                          2000             1999             1998
                                                       ----------       ----------       ----------
                                                                  (DOLLARS IN THOUSANDS)
Retail loans(1):
  Total dollar amount................................  $  783,700       $  770,000       $  636,100
  Number of loans....................................      11,226           12,214           11,531
  Average loan amount................................          70               63               55
  Average initial combined loan to value.............          73%              72%              70%
  Weighted average interest rate(3)..................        10.0%             9.5%            10.3%
  Number of retail loan offices at period end........         100              101              103
Broker loans(2):
  Total dollar amount................................  $1,262,900       $1,182,100(3)    $1,101,200(3)
  Number of loans....................................      13,838           14,006           12,763
  Average loan amount................................          91               84               86
  Average initial combined loan to value.............          78%              76%              75%
  Weighted average interest rate(3)..................        10.3%             9.9%             9.8%
  Number of broker loan offices at period end........           7               35               52
Correspondent program:
  Total dollar amount................................  $   32,700       $  241,500       $  646,300
  Number of loans....................................         289            2,219            6,252
  Average loan amount................................         113              109              103
  Average initial combined loan to value.............          81%              80%              79%
  Weighted average interest rate(3)..................        10.2%            10.0%            10.2%
Total loans:
  Total dollar amount................................  $2,079,300       $2,193,600       $2,383,600
  Number of loans....................................      25,353           28,439           30,546
  Average loan amount................................          82               77               78
  Average initial combined loan to value.............          76%              75%              75%
  Weighted average interest rate(3)..................        10.2%             9.8%            10.1%

------------------------------

(1) During the quarter ended December 31, 1999, the Company commenced originating loans through the internet, through an affiliation with certain internet lending sites. The numbers for fiscal year 2000 includes 82 loans with a total dollar amount of $5.9 million in loans originated through the internet.

(2) During the quarter ended June 30, 2000, the Company's broker channel commenced originating loans through telemarketing and the internet, through an affiliation with certain internet lending sites. The numbers for fiscal year 2000 includes 241 loans with a total dollar amount of $24.9 million in loans originated through these sources.

(3) Calculated with respect to the interest rate at the time the loan was originated or purchased by the Company.

(4) Includes commercial loans. In late fiscal 1997, the Company began originating small commercial loans on a limited basis. In January 1999, the Company discontinued its commercial loan operation.

    Total loan production during the fiscal year ended June 30, 2000 of $2.1 billion was down from the $2.2 billion reported for the fiscal year ended June 30, 1999 and the $2.4 billion reported for the fiscal year ended June 30, 1998; however, core retail and broker production was $2.0 billion for fiscal 2000, and $2.0 billion for fiscal 1999 and $1.7 billion for fiscal 1998. Loan origination volume from the Company's broker channel increased to $1.3 billion during fiscal 2000 from $1.2 billion in production reported during fiscal 1999 and $1.1 billion reported for fiscal 1998. During fiscal 2000, the Company's retail channel production increased to $783.7 million from $770.0 million during fiscal 1999 and $636.1 million during fiscal 1998. Correspondent production during fiscal 2000 declined to $32.7 million from $241.5 million during fiscal 1999 and $646.3 million during fiscal 1998, reflecting the Company's previously reported decision to decrease its reliance on this channel.

    RETAIL LOAN CHANNEL. The Company originates home equity mortgage loans through its network of retail loan offices and through the internet. At
June 30, 2000, the Company had 100 offices serving borrowers nationally. During the coming year, the Company intends to evaluate opportunities for further retail office expansion. The Company selects areas in which to introduce or expand its retail presence on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company.

    The Company generates applications for loans through its retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and yellow-page listings. In the past, the Company has also used television and radio advertising. The Company generates customer leads for the retail network in two ways: produced by the Company based upon Company derived models and commercially developed customer lists, the ("centralized marketing approach") and generated by the local branch by the loan officers who are familiar with the local area (the "decentralized marketing approach"). Prior to fiscal year 1999, the Company relied exclusively on the centralized marketing approach and added the decentralized marketing approach in fiscal year 1999 in order to increase its retail loan production and further penetrate the non-conforming home equity market. The Company believes that its marketing efforts campaigns establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of marketing.

    The Company's direct mail invites prospective borrowers to call the Company to apply for a loan. Direct mail is often followed up by telephone calls to potential customers. All contact with the customer is handled through the local branch. On the basis of an initial screening conducted at the time of the call, the Company's loan officer at the local retail loan office makes a preliminary determination of whether the customer and the property meet the Company's lending criteria. If so, the loan officer assists the applicant in completing the loan application, arranges for an appraisal, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. The loan officer may complete the application over the telephone, or schedule an appointment in the retail loan office most conveniently located to the customer or in the customer's home, depending on the customer's needs. The loan package is then underwritten for loan approval. If the loan package is approved, the loan is funded by the Company. The Company's loan officers are trained to structure loans that meet the applicant's needs while satisfying the Company's lending guidelines.

    In November of 1999, the Company sought to increase its retail loan production and further penetrate the non-conforming home equity market through loan originations through the internet. The Company obtains leads through several commercially available internet sites as well as through its own internet web site "Aames.net". Retail internet loan originations totaled
$5.9 million, or 0.8% of retail production for fiscal year 2000. The Company expects retail internet production to generate an increasing dollar amount and percentage of retail loan production in the coming quarters.

    INDEPENDENT MORTGAGE BROKER CHANNEL. At June 30, 2000, the Company operated 7 regional offices and had approximately 8,100 approved mortgage brokers. During fiscal 2000, the Company originated loans through approximately 4,700 brokers, no one of which accounted for more than 3% of total broker originations. All broker loans originated by the Company are underwritten in accordance with the Company's underwriting guidelines. Once approved, the loan is funded by the Company directly.

    The broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as the Company's liaison with the borrower through the lending process. The Company reviews and underwrites the applications submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through its broker network allows the Company to increase its loan volume without incurring the higher marketing and employee costs associated with increased retail originations.

    Because mortgage brokers generally submit loan files to several prospective lenders simultaneously, consistent underwriting, quick response times and personal service are critical to successfully producing loans through independent mortgage brokers. To meet these requirements, the Company strives to provide quick response time to the loan application (generally within 24 hours). In addition, loan consultants and loan processors, including underwriters, are available in the Company's regional offices to answer questions, assist in the loan application process and facilitate ultimate funding of the loan.

    In the fourth quarter of fiscal year 2000, the Company sought to use telemarketing and the internet to increase its broker loan production and further penetrate the non-conforming home equity broker market through its "Broker Direct" program. Through Broker Direct, the Company makes out bound telemarketing calls to brokers who are not currently doing business with the Company or are outside the geographic areas served by the loan officers. Through "Broker Direct", the Company obtains leads through a commercially available internet site as well as through its own internet web site "Aamesdirect.com". "Broker Direct" loan origination totaled $24.0 million for telemarketing generated leads, and $875,000 for internet generated leads for fiscal year ended June 30, 2000. The Company expects "Broker Direct" to generate an increasing dollar amount and percentage of broker loan production in the coming quarters.

    CORRESPONDENT CHANNEL. The Company purchases a limited amount of closed loans from mortgage bankers and other financial institutions on a continuous or "flow" basis. The Company believes that its flow correspondent program enables the Company to supplement its core loan production on a cost effective basis. Prior to fiscal 1999, the Company purchased a significant dollar amount of correspondent loans in bulk purchases, but eliminated bulk purchases and decreased its reliance on correspondent production in fiscal 1999, shifting its focus on core retail and broker production.

    UNDERWRITING. The Company underwrites every residential loan it originates and generally re-underwrites each loan it purchases. The Company's underwriting guidelines are designed to assess the borrower's creditworthiness and the adequacy of the real property as collateral for the loan. The borrower's creditworthiness is assessed by examination of a number of factors, including calculation of debt-to-income ratios, which is the sum of the borrower's monthly debt payments divided by the borrowers's monthly income before taxes and other payroll deductions, an examination of the borrower's credit history and credit score through standard credit reporting bureaus, and by evaluating the borrower's payment history with respect to existing mortgages, if any, on the property.

    An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the ratios of the loan applied for (the "LTV") and of all mortgages existing on the property (including the loan applied for) (the "combined loan-to-value ratio") or "CLTV" to the appraised value of the property at the time of origination. As a lender that specializes in loans made to credit impaired borrowers, the Company makes home equity mortgage loans to borrowers with credit histories or other factors that would typically disqualify them from consideration for a loan from traditional financial institutions. Consequently, the Company's underwriting guidelines for such credit-impaired borrowers generally require lower combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution.

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

    The Company has two general underwriting programs through which it implements the above:

    - the "traditional" underwriting program, under which the borrower's mortgage credit and consumer credit are each scored and weighted to determine the overall credit grade of the borrower with the borrower then being assigned an "A" through "D" credit grade, and

    - a credit score/LTV based underwriting program (referred to as the "SNAP program"), under which the borrower's credit score as reported by various reporting agencies and the LTV of the loan are used to determine whether the borrower qualifies for the loan requested and the appropriate pricing for that loan. Loans under this program are converted to "traditional" underwriting credit scores for reporting purposes.

    "TRADITIONAL" UNDERWRITING PROGRAM. The Company assigns a credit grade (A, A-, B, C, C- and D) to each loan it originates or purchases depending on the risk profile of the loan, with the higher credit grades exhibiting a lower risk profile and the lower credit grades exhibiting increasingly higher risk profiles. Generally, the higher credit grade loans have higher loan-to-value ratios and carry a lower interest rate. The following chart generally outlines certain parameters of the credit grades of the Company's traditional underwriting program at September 15, 2000:

                         "A" CREDIT     "A-" CREDIT      "B" CREDIT      "C" CREDIT     "C-" CREDIT      "D" CREDIT
                           GRADE           GRADE           GRADE           GRADE           GRADE           GRADE
                       --------------  --------------  --------------  --------------  --------------  --------------
GENERAL REPAYMENT      Has good        Has good        Generally good  Marginal        Marginal        Designed to
                       credit.         credit but      mortgage pay    credit history  credit history  provide a
                                       might have      history but     which is        not offset by   borrower with
                                       some minor      may have        offset by       other positive  poor credit
                                       delinquency.    marginal        other positive  attributes.     history an
                                                       consumer        attributes.                     opportunity to
                                                       credit                                          correct past
                                                       history.                                        credit
                                                                                                       problems.

EXISTING MORTGAGE      No lates in     No more than    No more than    Can have        No more than    Greater than
  LOANS                past 12         59 days late    89 days late    multiple        149 days        150 days
                       months.         at closing and  at closing and  30-day lates    delinquent in   delinquent in
                                       a maximum of    a maximum of    and two 60-day  the past 12     the past 12
                                       two 30-day      four 30-day     lates or one    months. Can     months.
                                       lates in the    lates in the    90-day late in  have multiple
                                       past 12         past 12 months  the past 12     90-day lates
                                       months.         or one 60-day   months;         or one 120 day
                                                       late and two    currently not   late in the
                                                       30-day lates.   more than 119   past 12
                                                                       days late at    months.
                                                                       closing.

CONSUMER CREDIT        Consumer        Consumer        Consumer        Consumer        Consumer        Consumer
                       credit is good  credit is good  credit must be  credit is fair  credit is poor  credit is poor
                       in the last 12  in the last 12  satisfactory    in the last 12  in the last 12  in the last 12
                       months. Less    months. Less    in the last 12  months. The     months with     months. The
                       than 25% of     than 35% of     months. Less    majority of     currently       majority of
                       credit report   credit report   than 40% of     the credit is   delinquent      the credit is
                       items           items           credit report   not currently   accounts. Less  derogatory
                       derogatory      derogatory      items           delinquent.     than 60% of     (more than
                       with no 60-day  with no 90-day  derogatory.     Less than 50%   credit report   60%).
                       or more lates.  or more lates.  Generally,      of credit       items           Percentage of
                       Generally,      Generally,      requires a      report items    derogatory.     derogatory
                       requires a      requires a      minimum credit  derogatory.     Generally,      items not a
                       minimum credit  minimum credit  score of 560.   Generally,      requires a      factor.
                       score of 600.   score of 580.                   requires a      minimum credit  Generally,
                                                                       minimum credit  score of 500.   requires a
                                                                       score of 530.                   minimum credit
                                                                                                       score of 500.

BANKRUPTCY             2 years since   2 years since   1 year since    Bankruptcy      Bankruptcy      Current
                       discharge or    discharge or    discharge with  filing 12       filed within    bankruptcy
                       dismissal with  dismissal with  reestablished   months old,     last 12 months  must be paid
                       reestablished   reestablished   "B" credit or   discharged or   and discharged  through loan.
                       "A" credit.     "A-" credit.    18 months       dismissed       or dismissed
                                                       since           prior to        prior to
                                                       discharge       application.    application.
                                                       without
                                                       reestablished
                                                       credit.

DEBT SERVICE-          Generally not   Generally not   Generally not   Generally not   Generally not   Generally not
  TO-INCOME RATIO      to exceed 45%.  to exceed 45%.  to exceed 50%.  to exceed 55%.  to exceed 60%.  to exceed 60%.

                         "A" CREDIT     "A-" CREDIT      "B" CREDIT      "C" CREDIT     "C-" CREDIT      "D" CREDIT
                           GRADE           GRADE           GRADE           GRADE           GRADE           GRADE
                       --------------  --------------  --------------  --------------  --------------  --------------
MAXIMUM LOAN-TO-
  VALUE RATIO:

  OWNER OCCUPIED       Generally 90%   Generally 90%   Generally 80%   Generally 75%   Generally 70%   Generally 65%
                       for a 1 to 4    for a 1 to 4    for a 1 to 4    for a 1 to 4    for a 1 to 4    for a 1 to 4
                       family          family          family          family          family          family
                       dwelling.       dwelling.       dwelling.       dwelling.       dwelling.       dwelling.

  NON-OWNER OCCUPIED   Generally 80%   Generally 70%   Generally 65%   Generally 65%   Generally 65%   Generally 60%
                       for a 1 to 4    for a 1 to 4    for a 1 to 2    for a 1 to 4    for a 1 to 4    for a 1 to 4
                       family          family          family          family          family          family
                       dwelling.       dwelling.       dwelling.       dwelling.       dwelling.       dwelling.

    "SNAP" UNDERWRITING PROGRAM. The SNAP program was developed by the Company to enhance its ability to risk-base price its loan products, to increase uniformity of creditworthiness within each credit "band" and to reduce subjectivity and simplify the underwriting process in order to improve efficiency and service levels to its customers.

    The SNAP program uses the credit score (as defined below) of the primary borrower (i.e., the borrower with the majority of total income) to determine program eligibility and then to determine the maximum LTV and interest rate for which the borrower may qualify. Generally, the minimum acceptable credit score under the SNAP program is 500.

    In most cases, the payment history of the borrower under the existing mortgage loan is also taken into consideration. Borrowers with lower credit scores generally qualify for lower maximum LTVs and are charged higher interest rates than borrowers with higher credit scores. "Credit Scores" are discussed below.

    Under the SNAP program, a verification of the borrower's mortgage payment history under his existing mortgage loan over the most recent 12 months is required in all cases where the primary borrower's credit score is less than 600 (or less than 640 if the loan amount is less than $100,000). The maximum LTV allowed and the interest rate for the loan indicated by the SNAP program may be adjusted based on the borrower's past mortgage payment history. Under the SNAP program, a poor mortgage payment history will result in a lower maximum LTV and a higher interest rate (comparable to the maximum LTV and interest rate for a borrower with a lower credit score) in order to reflect the increased risk of default indicated by the mortgage payment history. The LTV and credit score adjustments are set forth in the chart below.

                                                ADJUSTED CREDIT SCORE AND MAXIMUM LTV
                                             BASED UPON MORTGAGE LATES IN PREVIOUS MONTHS
                       ----------------------------------------------------------------------------------------
ACTUAL CREDIT                      4X30 AND 0X60;      12X30 AND 2X60;
SCORE                    2X30       2X30 AND 1X60      12X30 AND 1X90      12X60 AND 1X120          1X150
-----                  --------   -----------------   -----------------   -----------------   -----------------
700+.................  600        560; 80%max LTV     550; 75%max LTV     520; 70%max LTV     500; 65%max LTV
680..................  600        560; 80%max LTV     550; 75%max LTV     520; 70%max LTV     500; 65%max LTV
660..................  600        560; 80%max LTV     550; 75%max LTV     520; 70%max LTV     500; 65%max LTV
640..................  600        560; 80%max LTV     550; 75%max LTV     520; 70%max LTV     500; 65%max LTV
620..................  600        560; 80%max LTV     550; 75%max LTV     520; 70%max LTV     500; 65%max LTV
600..................  600        560; 80%max LTV     550; 75%max LTV     520; 70%max LTV     500; 65%max LTV
580..................  580        560; 80%max LTV     550; 75%max LTV     520; 70%max LTV     500; 65%max LTV
560..................  560        560; 80%max LTV     550; 75%max LTV     520; 70%max LTV     500; 65%max LTV
540..................  540        540                 540                 520; 70%max LTV     500; 65%max LTV
520..................  520        520                 520                 520; 70%max LTV     500; 65%max LTV
500..................  500        500                 500                 500                 500

    For example, under the SNAP program, in the case of a borrower with a credit score of 640 who has had not more than one 30-day late payment on his existing mortgage loan during the previous

12 months (i.e., 1x30) and who otherwise qualifies for a maximum LTV of 90%, the borrower's actual credit score of 640 would be used for purposes of qualifying for the loan and determining the applicable interest rate and the 90% maximum LTV allowed would not be adjusted downward. However, under the SNAP program, if the borrower with the 640 credit score had two 30-day late payments in the previous 12 months (i.e., 2x30), the credit score used for purposes of qualifying and determining pricing, would fall to 600--and the maximum LTV allowed would be 80%. In addition, the interest rate for that loan would be determined as if the borrower's credit score were 600 (instead of the actual credit score of 640). If that same borrower had a mortgage delinquency of 2x30 and 1x60 or 4x30 and 0x60 during the previous 12 months, then the maximum LTV allowed would be 80% and the loan would be priced as if the credit score was
560. If that borrower had a mortgage delinquency of 12x30 and 2x60 or 12x30 and 1x60 and 1x90 for the previous 12 months, then the maximum LTV falls to 75% and the loan would be priced as if the credit score was 550. If that borrower had a mortgage delinquency of 12x90, or 12x60 and 1x90 and 1x120 for the previous
12 months, then the maximum LTV decreases to 70% and the credit score used for pricing falls to 520. If that borrower had a mortgage delinquency of 1x150 or more for the previous 12 months, then the maximum LTV falls to 65% and the loan would be priced as if the credit score were 500.

    CREDIT SCORES. "Credit scores" are obtained by many lenders in connection with mortgage loan applications to help assess a borrower's creditworthiness. Credit scores are obtained from credit reports provided by various credit reporting organizations, each of which may employ differing computer models and methodologies. The credit score is designed to assess a borrower's credit history at a single point, using objective information currently on file for the borrower at a particular credit reporting organization. Information utilized to create a credit score may include, among other things, payment history, delinquencies on accounts, level of outstanding indebtedness, length of credit history, types of credit, and bankruptcy experience. Credit scores range from approximately 400 to approximately 800, with higher scores indicating an individual with a more favorable credit history compared to an individual with a lower score. However, a credit score purports only to be a measurement of the relative degree of risk a borrower represents to a lender, that is, a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score. In addition, it should be noted that credit scores were developed to indicate a level of default probability over a two-year period, which does not correspond to the life of a mortgage loan. Furthermore, credit scores were not developed specifically for use in connection with mortgage loans, but for consumer loans in general, and assess only the borrower's past credit history. Therefore, a credit score does not take into consideration the differences between mortgage loans and consumer loans generally or the specific characteristics of the related mortgage loan including, for example, the LTV or CLTV, the collateral for the mortgage loan, or the debt to income ratio. There can be no assurance that the credit scores of the mortgagors will be an accurate predictor of the likelihood of repayment of the related mortgage loans.

    The tables on the following page present certain information about the Company's loan production through its retail, broker and correspondent channels during the years ended June 30, 2000, 1999 and 1998:

      LOAN ORIGINATIONS AND PURCHASES DURING THE YEAR ENDED JUNE 30, 2000

TRADITIONAL UNDERWRITING PROGRAM AND "SNAP" UNDERWRITING PROGRAM

                                                            WEIGHTED
                              DOLLAR AMOUNT      % OF       COMBINED      WEIGHTED AVERAGE
CREDIT GRADE(2)                  OF LOAN        TOTAL     LOAN-TO-VALUE   INTEREST RATE(1)
---------------               --------------   --------   -------------   ----------------
  A.........................  $  772,412,000      37%           79%              9.6%
  A-........................     499,408,000      24            77               9.8
  B.........................     508,467,000      24            76              10.4
  C.........................     197,119,000       9            63              11.5
  C-........................      43,310,000       2            68              12.6
  D.........................      58,562,000       3            61              13.8
                              --------------     ---           ---              ----
  Total.....................  $2,079,278,000     100%           76%             10.2 %
                              ==============     ===           ===              ====

      LOAN ORIGINATIONS AND PURCHASES DURING THE YEAR ENDED JUNE 30, 1999

TRADITIONAL UNDERWRITING PROGRAM ONLY

                                                            WEIGHTED
                              DOLLAR AMOUNT      % OF       COMBINED      WEIGHTED AVERAGE
CREDIT GRADE                     OF LOAN        TOTAL     LOAN-TO-VALUE   INTEREST RATE(1)
------------                  --------------   --------   -------------   ----------------
A...........................  $  707,644,000      32%          79%               9.1%
A-..........................     729,237,000      33           77                9.4
B...........................     475,370,000      22           75               10.1
C...........................     119,730,000       5           68               11.1
C-..........................      37,990,000       2           65               12.3
D...........................     123,665,000       6           62               12.9
                              --------------     ---           --               ----
Total.......................  $2,193,636,000     100%          75%               9.8%
                              ==============     ===           ==               ====

      LOAN ORIGINATIONS AND PURCHASES DURING THE YEAR ENDED JUNE 30, 1998

TRADITIONAL UNDERWRITING PROGRAM ONLY

                                                            WEIGHTED
                                                             AVERAGE
                              DOLLAR AMOUNT      % OF       COMBINED      WEIGHTED AVERAGE
CREDIT GRADE                     OF LOAN        TOTAL     LOAN-TO-VALUE   INTEREST RATE(1)
------------                  --------------   --------   -------------   ----------------
A...........................  $  651,303,000      27%          77%               9.3%
A-..........................     835,834,000      35           78                9.7
B...........................     560,710,000      24           74               10.2
C...........................     159,652,000       7           67               11.2
C-..........................      45,378,000       2           65               12.2
D...........................     130,761,000       5           61               13.2
                              --------------     ---           --               ----
Total.......................  $2,383,638,000     100%          75%              10.1%
                              ==============     ===           ==               ====

------------------------

(1) Calculated with respect to the interest rate at the time the loan is originated or purchased by the Company, as applicable.

(2) Loans underwritten under the "SNAP" underwriting program are assigned a credit grade that the Company believes correlates to the credit grades in the "Traditional" underwriting program.

    QUALITY CONTROL.  The Company's quality control program is intended to
(i) monitor and improve the overall quality of loan production generated by the Company's retail loan channel, independent mortgage broker channel and correspondent channel and (ii) identify and communicate to management existing or potential underwriting and loan packaging problems or areas of concern. The quality control file review examines compliance with the Company's underwriting guidelines and federal and state regulations. This is accomplished by focusing on: (i) the accuracy of all credit and legal information; (ii) a collateral analysis which may include a desk or field re-appraisal of the property and review of the original appraisal; (iii) employment and/or income verification; and (iv) legal document review to ensure that the necessary documents are in place.

LOAN DISPOSITION

    As a fundamental part of its business and financing strategy, the Company sells loans to third party investors in the secondary markets as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. The Company generally realizes higher gain on sale on securitization than it does on whole loan sales for cash. However, the upfront overcollateralization and servicing advance obligations required on retaining the servicing in securitizations are cash flow negative to the Company in the early years of the securitization. These negative cash flow considerations along with conditions in the securitization market precluded the Company from securitizing mortgage loans in the second half of the year ended June 30, 2000. The Company believes that the Residual Facility will assist the Company by strengthening its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodically converting residual interests into cash.

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

    The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the periods presented (in thousands):

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Loans pooled and sold in
  securitizations........................  $  803,557   $  649,999   $2,034,300
Whole loan sales.........................   1,419,199    1,236,050      416,390
                                           ----------   ----------   ----------
  Total loans securitized and sold.......  $2,222,756   $1,886,049   $2,450,690
                                           ==========   ==========   ==========

    Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. If losses exceed the amount of the overcollateralization or the reserve account, as applicable, the credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced by holders of the senior interests in the related trust will be paid under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company's securitizations. In a senior/ subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--The Securitization and Sale of Mortgage Loans."

LOAN SERVICING

    Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. It is the Company's strategy to build and retain its core servicing portfolio. The Company believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and disposition. The Company generally retains the servicing rights to the residential loans it securitizes. However, in the securitization completed by the Company on September 21, 2000, the Company sold its servicing rights, together with the rights to prepayment penalties because the gain realized on sale was higher than what the Company would have realized had the mortgage servicing rights and the rights to prepayment fees been retained, and the gain was for cash. Moreover, the Company does not generally retain servicing on loans it sells in whole loan sales for cash. The Company's servicing portfolio is subject to reduction by normal monthly principal amortization, by voluntary prepayment and by foreclosure. The following table sets forth certain information regarding the Company's servicing portfolio for the periods indicated:

                                                    YEAR ENDED JUNE 30,
                                         ------------------------------------------
                                            2000            1999            1998
                                         ----------      ----------      ----------
                                                       (IN THOUSANDS)
Servicing portfolio (period end).......  $3,560,000(1)   $3,841,000(2)   $4,147,000(3)
Serviced in-house......................   3,296,000       3,428,000       3,941,000
Loan service revenue...................      15,654          23,329          10,634

------------------------

(1) Includes $280.2 million of loans subserviced for others on an interim basis and approximately 265.4 million of loans subserviced by others.

(2) Includes $84.0 million of loans subserviced for others on an interim basis and approximately $413.0 million of loans subserviced by others.

(3) Includes $82.0 million of loans subserviced for others on an interim basis.

    The following table illustrates the mix of credit grades in the Company's servicing portfolio as of June 30, 2000 (dollars in thousands):

                                                             WEIGHTED
                                                              AVERAGE
                                                             COMBINED      WEIGHTED AVERAGE
                                DOLLAR AMOUNT     % OF        INITIAL          ORIGINAL
CREDIT GRADE(1)                    OF LOAN       TOTAL     LOAN-TO-VALUE    INTEREST RATE
---------------                 -------------   --------   -------------   ----------------
A.............................    $  808,000       23%           78%              9.6%
A-............................     1,268,000       35            76              10.2
B.............................       840,000       23            74              10.9
C.............................       309,000        9            69              11.8
C-............................        97,000        3            65              12.8
D.............................       234,000        7            62              13.7
Other (2).....................         4,000        0            53              11.3
                                  ----------      ---           ---              ----
Total.........................    $3,560,000      100%           74%             10.7%
                                  ==========      ===           ===              ====

------------------------

(1) Loans underwritten under the "SNAP" Underwriting Program are assigned, for loan servicing purposes, a credit grade that the Company believes correlates to the credit grades in the "Traditional" underwriting program.

(2) Consists of older loans that were not assigned a credit grade at origination.

    At June 30, 2000, of the Company's $3.6 billion servicing portfolio, 92.6% was serviced in-house compared to 89.2% of the Company's $3.8 billion servicing portfolio serviced in-house at June 30, 1999 and 95.0% of the Company's
$4.1 billion servicing portfolio at June 30, 1998. During the year ended
June 30, 1999, in order to reduce its servicing advance obligations, the Company entered into an arrangement with a loan servicing company whereby the servicing company purchased certain cumulative advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million
($265.4 million at June 30, 2000) in principal amount of loans.

    The agreements between the Company and the real estate mortgage investment conduit ("REMIC") or owner trusts established in connection with securitizations typically require the Company, in its role as servicer, to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related trusts. The agreements also require the Company to make certain servicing advances (e.g., for property taxes or hazard insurance) unless the Company determines that such advances would not be recoverable. Realized losses on the loans are paid out of the related loss reserves established by the Company at the time of securitization or paid out of principal and interest payments or overcollateralized amounts as applicable, and if necessary, from the related monoline insurance policy or the subordinated interests.

    In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company's failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquency (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and certain events of bankruptcy or insolvency. At June 30, 2000, ten trusts representing approximately 18.0% (by dollar volume) of the Company's servicing portfolio exceeded the specified delinquency rate. Nine of the ten trusts representing approximately 17.6% (by dollar volume) of the Company's servicing portfolio exceeded specified loss limits at June 30, 2000. In addition, under the Company's 1999 Securitization Trusts, the Company is appointed as a servicer on a term-to-term basis, and the monoline insurer has the right not to renew the term at any time. None of the servicing rights of the Company have been terminated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Our Right to Service Loans May be Terminated Because of the High Delinquencies and Losses on the Loans in Our Servicing Portfolio." In the case of the Company's senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default generally relating to certain levels of loss experience, but not delinquency rates. No such events of default have occurred to date in the Company's senior/subordinated securitizations.

    The Company receives a servicing fee based on a percentage of the declining principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrower's monthly payments. In addition, the Company, as servicer, generally receives all late fees and assumption charges paid by the borrower on loans serviced directly by the Company, as well as other miscellaneous fees for performing various loan servicing functions. The Company also generally receives any prepayment fees paid by borrowers. Under arrangements entered into in fiscal 2000 and 1999 with an investment bank to reduce the Company's servicing advances, the Company's right to receive fees, charges and prepayment fees collected on loans in its securitization trusts has been subordinated to the right of the investment bank to such fees to repay advances previously made to those trusts. Under the Company's December 1999 Securitization Trusts, the Company's right to receive any prepayment penalties collected on loans in the trust has been subordinated to the right to such prepayment penalties as payment to trust as additional over collateralization.

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

    The Company has historically experienced delinquency rates that are higher than those prevailing in its industry due to its origination of lower credit grade loans. During the year ended June 30, 1997, the Company started to focus more on higher credit grade loans which should cause delinquencies in the Company's servicing portfolio to decrease in the future. If the Company were to sell 100% of its loans in the whole loan market on a servicing released basis, the Company would not be adding new loans to the servicing portfolio. The seasoning of the old portfolio without the addition of new loans might cause delinquency rates to rise. The delinquency rate at June 30, 2000 was 13.6% compared to 15.7% at June 30, 1999.

    During the fiscal year ended June 30, 2000, losses on loan liquidations increased to $96.1 million from $51.7 million in the prior year primarily due to seasoning of the loans purchased in bulk and included in the Company's earlier trusts. The Company has eliminated its bulk purchase program. Credit losses incurred by the Company on liquidation were disproportionately higher for correspondent loans purchased in bulk than experienced upon liquidations of loans originated in the Company's core production channels. During the year ended June 30, 2000, approximately 57.0% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 34.0% of the Company's servicing portfolios when measured at July 1, 1999. The seasoning of the bulk purchased portfolio may continue this trend in losses during the current fiscal year. Further, the adverse market conditions that existed during the fall of 1998 have resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. Management believes that continuance of these factors will contribute to the Company's losses during the current fiscal year.

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

    The following table sets forth delinquency, foreclosure and loss information relating to the Company's servicing portfolio as of or for the periods indicated:

                                               AT OR DURING THE YEAR ENDED JUNE 30,
                                            ------------------------------------------
                                               2000            1999            1998
                                            ----------      ----------      ----------
                                                      (DOLLARS IN THOUSANDS)
Percentage of dollar amount of delinquent
  loans to loans serviced (period
  end)(1)(2)(3)(4)
  One Month...............................         1.9%            2.4%            3.8%
  Two Months..............................         0.8             1.0             1.3
  Three or More Months
    Not foreclosed(5).....................         9.0            10.3             9.0
    Foreclosed(6).........................         1.9             2.0             1.5
                                            ----------      ----------      ----------
      Total...............................        13.6%           15.7%           15.6%
                                            ==========      ==========      ==========
Percentage of dollar amount of loans
  foreclosed during the period to loans
  serviced(4)(8)..........................         3.6%            2.9%            2.0%
Number of loans foreclosed during the
  period..................................       1,854           1,680           1,125
Principal amount of foreclosed loans
  during the period.......................  $  135,629      $  122,445      $   84,613
Number of loans liquidated during the
  period..................................       2,749           1,518             812
Net losses on liquidations during the
  period(7)...............................  $   96,119      $   51,730      $   26,488
Percentage of annualized losses to average
  servicing portfolio(4)(8)...............         2.6%            1.2%             .7%
Servicing portfolio at period end.........  $3,560,000      $3,841,000      $4,147,000

------------------------------

(1) Delinquent loans are loans for which more than one payment is past due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company and any subservicers as of the end of the periods indicated.

(3) At June 30, 2000, the dollar volume of loans delinquent more than 90 days in the Company's ten REMIC trusts exceeded the permitted limit in the related pooling and servicing agreements. Nine of those trusts exceeded certain loss limits. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Accounting Considerations;" and "--Risk Factors--Our Right to Service Loans May Be Terminated Because of the High Delinquencies and Losses on the Loans in Our Servicing Portfolio".

(4) The servicing portfolio used in percentage calculations includes loans subserviced for others by the Company on an interim basis of $280.2 million, $84.0 million and $82.0 million at June 30, 2000, 1999, and 1998, respectively.

(5) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(6) Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(7) Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.

(8) The percentage for periods subsequent to June 30, 1998 were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicer's during the related periods indicated.

COMPETITION

    The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors in the industry include consumer finance companies, mortgage banking companies, investment banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, the current level of gains realized by the Company and its competitors on the sale of non-conforming loans could attract additional competitors into this market. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers and increase the price paid for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

    The Company believes its competitive strengths include: (i) emphasizing customer service to attract borrowers; (ii) providing a high level of service to brokers and their customers; (iii) offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders;
(iv) providing convenience to the customer through the Company's nationwide network of retail and broker offices and the internet; and (v) emphasizing customer service in its loan servicing division.

REGULATION

    The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. A significant portion of the Company's mortgage loans are so-called "high cost mortgage loans" where the borrower is charged points and fees or interest rates above certain levels. Such high cost mortgage loans are subject to special disclosure requirements and certain substantive prohibitions under the Home Ownership and Equity Protection Act of 1994 and regulations thereunder, and certain state laws. The federal regulations governing high cost mortgage loans establish guidelines for determination of whether an individual loan is a high cost mortgage loan. Such guidelines may be interpreted differently by different lenders. Federal regulations on high cost mortgage loans make assignees of such mortgage loans liable for violations of the regulations. As a result of the increased regulation and scrutiny of high cost mortgage loans, certain lenders, including certain purchasers of the

Company's loans, will not purchase high cost mortgage loans. In addition, there has been recent class action litigation and regulatory actions by certain state agencies against lenders for violations of high cost mortgage regulations. The Company has not to date been subject to any material class action litigation or regulatory action.

    Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement action. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--If We are Unable to Comply with Mortgage Banking Rules and Regulations, Our Ability to Make Mortgage Loans May be Restricted."

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

EMPLOYEES

    At June 30, 2000, the Company employed 1,476 persons. The Company has satisfactory relations with its employees.

ITEM 2.  PROPERTIES

    The executive and administrative offices of the Company are located at 350
S. Grand Avenue, Los Angeles, California, and consist of approximately 178,000 square feet. The Company is attempting to sublet a significant amount of these premises. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Years 2000, 1999 and 1998--Expenses." The lease on these premises extends through February 2012. The Company also leases approximately 39,000 square feet of office space at its former headquarters location at 3731 Wilshire Boulevard, Los Angeles, California, which it uses for its telemarketing operations and its internet production related operations. This lease expires in December 2008. The administrative offices of the Company's Irvine office are located at 3347 Michaelson Drive, Irvine, California, and consist of approximately 47,000 square feet. The lease on these premises extends through July 31, 2003.

    The Company also leases space for its retail branch and broker regional offices. These facilities aggregate approximately 264,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between 2000 and 2005, and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of fiscal 2000 to a vote of the security holders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    In November 1995, the Company's common stock began trading under the symbol AAM on the NYSE. The Company was notified in writing by the NYSE on September 12, 2000 that the average closing price per share of the Company's Common Stock was below the NYSE's minimum stock price requirement of $1.00 per share as of the thirty trading-day period ended July 19, 2000. Pursuant to the NYSE Notice, the Company has until December 29, 2000 to raise the thirty day average closing price of the Common Stock above $1.00 per share or the NYSE will suspend the Company's listing and apply to the Securities and Exchange Commission ("SEC") for delisting. This was an extension of time from the NYSE for the Company to meet the minimum stock price requirement. As previously reported, the Company was originally notified in writing by the NYSE on December 2, 1999 that the average price of the Company's Common Stock was below the NYSE's minimum stock price requirement as of October 29, 1999. As previously reported, on April 14, 2000, the Company effected a one for five reverse stock split of the issued and outstanding shares of Common Stock and Series C Preferred Stock, among other reasons, to increase the market price of each share of Common Stock. The closing price of the Common Stock on September 27, 2000 was $1.5625 per share and the average closing price for the thirty trading-day period ended September 27, 2000 was $1.45 per share. There can be no assurance that the thirty day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be delisted by the NYSE. If the Common Stock were delisted by the NYSE, it would seriously impair the ability of Common stockholders to trade their shares. The following table sets forth the range of high and low sale prices and per share cash dividends declared for the periods indicated.

                                                                           CASH
                                                     HIGH       LOW      DIVIDEND
                                                   --------   --------   --------
Fiscal 2000*
  First Quarter..................................  $ 9.063    $ 3.750        --
  Second Quarter.................................    7.500      3.080        --
  Third Quarter..................................    4.688      2.500        --
  Fourth Quarter.................................    3.125      0.813        --
Fiscal 1999*
  First Quarter..................................  $66.875    $30.315     $0.17
  Second Quarter.................................   24.065      6.250        --
  Third Quarter..................................   17.190      6.875        --
  First Quarter..................................   10.000      6.565        --

------------------------

*   As reported by Bloomberg

    As of September 27, 2000, the Company had 318 stockholders of record. No common share dividends were accrued or paid in the year ended June 30, 2000. The Company accrued and subsequently paid an aggregate of $0.17 per common share in dividends for the fiscal year ended June 30, 1999. The Company declared and subsequently paid an aggregate of $0.66 per common share in dividends for the fiscal year ended
June 30, 1998, representing approximately 13.7% of its net income for the period. The Board of Directors of the Company reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company's earnings and cash flows improved. Credit agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements or would otherwise cause a breach of a net worth or liquidity covenants. The Company's Indenture relating to its 9.125% Senior Notes due 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period (minus 100% of any deficit); (b) net cash proceeds from any securities issuances; and
(c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994 (minus 100% of net losses for any fiscal year), plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994. Under the most restrictive of these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to the Company for the five years ended June 30, 2000 have been derived from the audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included herein. The selected consolidated financial data gives effect to the acquisition of One Stop in August 1996.

                                                                             YEAR ENDED JUNE 30,
                                                        --------------------------------------------------------------
                                                           2000         1999         1998         1997         1996
                                                        ----------   ----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Gain on sale of loans...............................  $   48,098   $   44,855   $  120,828   $  135,421   $   71,255
  Valuation (write-down) of residual interests and
    mortgage servicing rights.........................     (82,490)    (194,551)      19,495      (18,950)          --
  Origination fees....................................      37,951       39,689       34,282       35,616       27,505
  Loan servicing......................................      15,654       23,329       10,634       14,096        9,863
  Interest income.....................................      94,569       70,525       81,250       48,348       19,805
                                                        ----------   ----------   ----------   ----------   ----------
    Total revenue, including valuation (write-down) of
      residual interests and mortgage servicing
      rights..........................................     113,782      (16,153)     266,489      214,531      128,428
  Total expenses......................................     232,785      261,996      213,683      205,071       89,541
                                                        ----------   ----------   ----------   ----------   ----------
  Income (loss) before income taxes...................    (119,003)    (278,149)      52,806        9,460       38,887
  Provision (benefit) for income taxes................       3,369      (30,182)      25,243        7,982       17,814
                                                        ----------   ----------   ----------   ----------   ----------
  Net income (loss)...................................  $ (122,372)  $ (247,967)  $   27,563   $    1,478   $   21,073
                                                        ----------   ----------   ----------   ----------   ----------
  Net income (loss) per common share (diluted)........  $   (21.02)  $   (40.31)  $     4.36   $     0.26   $     4.08
                                                        ==========   ==========   ==========   ==========   ==========
  Weighted average number of common shares outstanding
    (in thousands) (diluted)..........................       6,209        6,200        7,150        5,674        5,450
                                                        ==========   ==========   ==========   ==========   ==========
  Cash dividends paid per common share................  $       --   $     0.17   $     0.66   $     0.65   $     0.66
                                                        ==========   ==========   ==========   ==========   ==========
CASH FLOW DATA:
Cash provided by (used in) operating activities.......  $   99,391   $ (466,966)  $  (49,661)  $ (280,073)  $ (241,073)
Cash used in investing activities.....................      (2,664)      (5,229)      (5,163)      (8,864)      (5,885)
Cash provided by (used in) financing activities.......    (107,312)     480,637       40,244      291,898      250,540
Net increase (decrease) in cash and cash
  equivalents.........................................     (10,585)       8,442      (14,580)       2,961        3,582
OTHER DATA:
Loans originated or purchased:
  Broker network......................................  $1,262,900   $1,182,100   $1,101,200   $  741,000   $  319,800
  Retail loans........................................     783,700      770,000      636,100      436,900      220,900
  Correspondent loans.................................      32,700      241,500      646,300    1,170,000      628,200
                                                        ----------   ----------   ----------   ----------   ----------
    Total.............................................  $2,079,300    2,193,600    2,383,600    2,347,900    1,168,900
                                                        ==========   ==========   ==========   ==========   ==========
Whole loans sold......................................  $1,419,199   $1,236,050   $  416,390   $    7,500   $  202,200
Loans pooled and sold in securitizations..............     803,557      649,999    2,034,300    2,262,700      791,300
Loans serviced at period end..........................   3,560,000    3,841,000    4,147,000    3,174,000    1,370,000
Weighted average points on retail loan
  originations(1).....................................         4.7%         4.8%         4.3%         4.9%         7.7%
Weighted average interest rate(1).....................        10.2          9.8         10.1         10.6         11.3
Weighted average initial combined loan-to-value
  ratio(1)(2):
  Retail loans........................................          73           72           70           67           60
  Broker network......................................          78           76           75           71           68
  Correspondent loans.................................          81           80           79           71           66
At period end:
  Number of retail branch offices.....................         100          101          103           56           48
  Number of broker offices............................           7           35           52           37           25

                                                                      AT JUNE 30,
                                                 ------------------------------------------------------
                                                   2000        1999        1998       1997       1996
                                                 --------   ----------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents......................  $ 10,179   $   20,764   $ 12,322   $ 26,902   $ 23,941
Residual interests and mortgage servicing
  rights.......................................   303,302      353,255    522,632    360,892    167,740
Total assets...................................   790,364    1,021,097    815,187    717,595    401,524
                                                 --------   ----------   --------   --------   --------
10.5% Senior Notes due 2002....................    11,500       17,250     23,000     23,000     23,000
9.125% Senior Notes due 2003...................   150,000      150,000    150,000    150,000         --
5.5% Convertible Subordinated Debentures due
  2006.........................................   113,970      113,970    113,990    113,990    115,000
Other long-term debt...........................        --           --         --         --         45
                                                 --------   ----------   --------   --------   --------
  Total long-term debt.........................   275,470      281,220    286,990    286,990    138,045
Stockholders' equity...........................    74,478      145,556    304,051    239,755    120,461

------------------------

(1) Computed on loans originated or purchased during the fiscal year presented.

(2) The weighted average initial combined loan-to-value ratio is determined by dividing the sum of all loans secured by the junior or senior mortgages on the property by the appraised value at origination.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales,
(c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, and (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Item 1. Business and Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2001 and any current reports on Form 8-K filed by the Company.

CERTAIN ACCOUNTING CONSIDERATIONS

    ACCOUNTING FOR SECURITIZATIONS. The Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales. The following discusses certain accounting considerations which arise only in the context of securitization transactions.

    In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis of the loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represents, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for loan losses. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

    The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) future rate of prepayment; (ii) credit losses; and (iii) discount rate used to calculate present value. The future cash flows represent management's best estimate. Management monitors the performance of the loans, and any changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management's estimates.

    The residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. The Company may adjust the value of the residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

    CREDIT LOSSES. In determining the estimate for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations, the loan-to-value ratios and credit grades of the loans included in the securitizations, loss and delinquency information by origination channel, and information available from other market participants such as investment bankers, credit providers and credit agencies. On a quarterly basis, the Company re-evaluates its credit loss estimates.

    DISCOUNT RATE. In order to determine the fair value of the cash flow from the residual interests, the Company discounts the cash flows based upon rates prevalent in the market.

    The actual performance of the Company's residual interests as compared to the key assumptions and estimates used to evaluate their carrying value resulted in valuation adjustments to the residual interests of $77.5 million and $188.6 million during the years ended June 30, 2000 and 1999, respectively.

    The $77.5 million valuation adjustment recorded during the year ended
June 30, 2000 was comprised of unfavorable adjustments of $86.3 million taken in light of higher than expected credit loss experience and $12.3 million due to the effects of rising interest rates on excess spreads which were offset by a favorable $21.1 million adjustment due to actual prepayment rate trends compared to prepayment rate assumptions.

    The $188.6 million valuation adjustment recorded during the year ended
June 30, 1999 was comprised of unfavorable adjustments of $62.1 million, $67.2 million and $64.5 million made to the rate of prepayment, credit loss and discount rate assumptions, respectively, offset by a positive valuation adjustment of $5.2 million.

    Certain historical data and key assumptions and estimates used by the Company in its June 30, 2000 review of the residual interests were the following:

Prepayments:
  Actual weighted average annual prepayment rate, as a
  percentage of outstanding principal balance of
  securitized loans, during the year ended June 30, 2000...  30.9%
  Estimated peak annual prepayment rates, as a percentage
  of outstanding principal balance of securitized loans:
    Fixed rate loans.......................................  22.3% to 29.5%
    Adjustable rate loans..................................  36.7% to 46.3%
  Estimated weighted average life of securitized loans.....  3.1 years
Credit losses:
  Actual credit losses to date, as a percentage of original
    principal balances of securitized loans................  2.6%
  Future estimated prospective credit losses, as a
    percentage of original principal balances of
    securitized loans......................................  2.0%
  Total actual and estimated prospective credit losses, as
    a percentage of original principal balance of
    securitized loans......................................  4.6%
  Total actual credit losses to date and estimated
    prospective credit losses (dollars in thousands).......  $323,634
Discount rate..............................................  15.0%

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights ("MSRs") assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of its MSR's. This review is performed on a desegregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133") SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. At
June 30, 2000, the Company had no freestanding derivative instruments in place and had no material amounts of embedded derivative instruments. The Company adopted SFAS 133 on July 1, 2000. Based upon the Company's application of SFAS No. 133, its adoption had no materially adverse effect on the Company's consolidated financial statements.

RESULTS OF OPERATIONS--FISCAL YEARS 2000, 1999 AND 1998

    The following table sets forth information regarding the components of the Company's revenue and expenses in fiscal 2000, 1999 and 1998:

                                          2000                       1999                      1998
                                  --------------------       --------------------       -------------------
                                      $          %               $          %              $          %
                                  ---------   --------       ---------   --------       --------   --------
                                                           (DOLLARS IN THOUSANDS)
Revenue:
  Gain on sale of loans.........  $  48,098      42.3 %      $  44,855     (277.7)%     $120,828     45.3%
  Valuation (write-down) of
    residual interests and
    mortgage servicing rights...    (82,490)    (72.5)        (194,551)   1,204.4         19,495      7.3
  Origination fees..............     37,951      33.4           39,689     (245.7)        34,282     12.9
  Loan servicing................     15,654      13.8           23,329     (144.4)        10,634      4.0
  Interest income...............     94,569      83.1           70,525     (436.6)        81,250     30.5
                                  ---------    ------        ---------   --------       --------    -----
    Total revenue, including
      valuation (write-down) of
      residual interests and
      mortgage servicing
      rights....................    113,782     100.0 %        (16,153)     100.0 %      266,489    100.0%
                                  ---------    ------        ---------   --------       --------    -----
Expenses:
  Compensation..................     93,239      81.9 %         80,167     (496.3)%       94,820     35.6%
  Production....................     26,718      23.5           40,061     (248.0)        34,195     12.8
  General and administrative....     60,489      53.2           60,635     (375.4)        40,686     15.3
  Interest......................     52,339      46.0           44,089     (272.9)        43,982     16.5
  Nonrecurring charges..........         --        --           37,044     (229.3)            --       --
                                  ---------    ------        ---------   --------       --------    -----
    Total expenses..............    232,785     204.6 %        261,996   (1,622.0)%      213,683     80.2%
                                  ---------    ------        ---------   --------       --------    -----
Income (loss) before income
  taxes.........................   (119,003)   (104.6)        (278,149)   1,722.0         52,806     19.8
Provision (benefit) for income
  taxes.........................      3,369       3.0          (30,182)     186.8         25,243      9.5
                                  ---------    ------        ---------   --------       --------    -----
    Net income (loss)...........  $(122,372)   (107.6)%      $(247,967)   1,535.2 %     $ 27,563     10.3%
                                  =========    ======        =========   ========       ========    =====

REVENUE

    GENERAL. Total revenue during the year ended June 30, 2000 was $113.8 million, compared to $(16.2) million during the year ended June 30, 1999 and $266.5 million during the year ended June 30, 1998. Included in total revenue during the years ended June 30, 2000 and 1999 were write-downs of $82.5 million and $194.6 million, respectively, to the Company's residual interests and mortgage servicing rights. Included in total revenue during the year ended June 30, 1998 was a positive valuation adjustment to the Company's residual interests of $19.5 million.

    Excluding the write-downs of residual interests and mortgage servicing rights, total revenue during the year ended June 30, 2000 increased $17.9 million to $196.3 million compared to $178.4 million, for the year ended
June 30, 1999. The $17.9 million increase in total revenue is attributable primarily to an increase in gain on sale of loans and interest income, partially offset by declines in origination fees and loan servicing revenue.

    Excluding the $194.6 million write-down of residual interests and mortgage servicing rights during the year ended June 30, 1999, total revenue of $178.4 million declined $88.1 million from the $266.5 million reported during the year ended June 30, 1998. The decline in total revenue during the year ended June 30, 1999 from a year earlier was comprised of decreases in gain on sale of loans and interest income, partially offset by increases in origination fees and loan servicing revenues.

    GAIN ON SALE OF LOANS.  Gain on sale of loans during the year ended
June 30, 2000 was $48.1 million, an increase of $3.2 million, or 7.2%, from the $44.9 million reported during the year ended June 30, 1999. The increase in gain on sale of loans during the year end June 30, 2000 over the year ended June 30, 1999 was due to increases in the volume of loans sold in whole loan sales and securitizations, and higher gains on whole loan sales in fiscal 2000 compared to fiscal 1999, partially offset by lower gains recorded on securitizations during the year ended June 30, 2000. During the year ended June 30, 2000, the Company disposed of $1.4 billion and $803.6 million of loans in whole loan sales and securitizations, respectively, compared to $1.2 billion of loans in whole loan sales for cash and $650.0 million of loan dispositions in the form of securitizations for the year ended June 30, 1999. Gain on sale of loans in securitizations during the year ended June 30, 2000 were lower than historical gains due to, among other things, market conditions at the time of the securitizations, higher margins paid by the Company on the certificates issued by the securitization trusts and the Company's adoption of revised gain rate assumptions during the second half of the year ended June 30, 1999. However, the gain on sale recognized on whole loan sales during the year ended June 30, 2000 were generally higher than the gains recognized during the year ended June 30, 1999 due primarily to improved market conditions during fiscal 2000, changes in loan product mix and loan pricing and, to a lesser extent, to the volume of whole loans sold during the year ended June 30, 2000 over that during fiscal 1999. Additionally, gain on sale of loans during the year ended June 30, 1999 was negatively impacted by conditions imposed by whole loan buyers due to the onset of adverse market conditions in October 1998 and the Company's limited warehouse capacity which necessitated the expedited sale of loans. As previously reported, gain on sale during the year ended June 30, 1999 was adversely effected by a $13.5 million hedge loss.

    Gain on sale declined $76.0 million to $44.9 million during the year ended June 30, 1999 from $120.8 million during the year ended June 30, 1998. The decrease in gain on sale was due to the $564.6 million decline in loan dispositions which totaled $1.9 billion in fiscal year 1999, and the higher volume and percentage of whole loan sales for cash in fiscal 1999, and lower volume and percentage of securitizations compared to the year ended June 30, 1998. Gains associated with whole loan sales for cash during the year ended June 30, 1999 were substantially less than the gains associated with the securitizations during the year ended June 30, 1998. As previously mentioned, gain on sale during June 30, 1999 was also adversely effected by a $13.5 million hedge loss.

    Subsequent to June 30, 2000, the Company sold approximately $460.0 million of loans held for sale in a securitization, and sold the residual interest created in this securitization to an affiliate through the Residual Facility for cash.

    ORIGINATION FEES. Origination fee revenue is primarily comprised of points charged on mortgage loans originated by the Company and, to a lesser extent, other fees charged in the loan origination process. Origination fee revenue in the form of points is primarily a function of the volume of mortgage loans originated by the Company through its retail loan office network, the credit grade of the loans originated and the weighted average commission rate charged on such loans. Origination fee revenue during the year ended June 30, 2000 was $38.0 million, compared to $39.7 million during the year ended June 30, 1999 and $34.3 million reported during the year ended June 30, 1998. The Company recognizes applicable deferred origination fee revenue in periods when the amount of loans subject to fees and either securitized or sold in whole loan sales is in excess of loans subject to fees and originated during the same period. Origination fees are deferred to future periods when loan originations subject to fees exceed the level of loans securitized or sold in whole loan sales in a period. Origination fee revenue during the years ended June 30, 2000 and 1998 includes $1.2 million and $800,000 of origination fees deferred to and recognized in those periods. Origination fee revenue during the year ended
June 30, 1999 excludes $1.8 million of origination fees the recognition of which was deferred to future periods. The $1.7 million, or 4.3% decrease in origination fee revenue during the year ended June 30, 2000 from a year ago is primarily attributable to recent changes in the

Company's pricing strategies which place a higher emphasis on coupon rates rather than points charged at origination and focus on higher credit quality borrowers. The $5.4 million increase in origination fee income during the year ended June 30, 1999 from the year ended June 30, 1998 reflects higher loan origination volume in the Company's retail loan origination channel. The weighted average points charged during the year ended June 30, 2000, 1999 and 1998 were 4.7%, 4.8% and 4.3%, respectively.

    LOAN SERVICING. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company, and servicing fees earned on securitized pools, reduced by subservicing costs and amortization of the Company's MSR's. See "--Certain Accounting Considerations." Future loan servicing revenue will be negatively impacted by the costs associated with the arrangements the Company entered into to reduce servicing advances on securitization trusts. See "Item 1. Business--Loan Servicing." Loan servicing revenue during the year ended June 30, 2000 was $15.7 million as compared to $23.3 million and $10.6 million during the years ended June 30, 1999 and 1998, respectively.

    During the year ended June 30, 2000, the Company entered into arrangements with an investment bank pursuant to which the investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its 1999 securitization trusts. During the fourth quarter of the year ended June 30, 1999, the Company entered into two arrangements designed to reduce its servicing advance obligations. In the first arrangement, a loan servicing company purchased certain servicing related advances and agreed to make future servicing related advances with respect to an aggregate $388.0 million ($265.4 million at June 30, 2000) in principal amount of loans. In the second arrangement, an investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts. The decrease in loan servicing revenue during the year ended June 30, 2000 from a year ago was due primarily to expenses incurred due to these arrangements during the year ended June 30, 2000 that were not in place during the entire year ended June 30, 1999. To a lesser extent, the decrease is due to a decline in prepayment fee income and in the balance of the loans serviced by the Company during the year ended June 30, 2000 when compared to a year ago.

    Loan servicing revenue increased to $23.3 million during the year ended June 30, 1999 from $10.6 million during the year ended June 30, 1998. The increase during the year ended June 30, 1999 was attributable to increases in servicing fees, prepayment fees, and late charges and other fees on a higher average servicing portfolios compared to the prior year.

    The Company's loan servicing portfolio at June 30, 2000 declined 7.3%, or approximately $280.0 million, from the $3.8 billion reported at June 30, 1999 reflecting loan servicing portfolio run-off during the fiscal year, partially offset by the Company's $803.6 million of securitizations during the fiscal year. Future growth of the Company's servicing portfolio will be impacted by the Company's business strategy of loan dispositions through whole loan sales with servicing released as well as securitizations, which will result in lower growth than in fiscal 1998 and prior periods when the Company predominately sold its loan production in securitizations and retained the servicing. Moreover, in the securitization completed on September 21, 2000, the Company sold the servicing rights and the rights to prepayment penalties for cash, and the Company may sell servicing rights in future securitizations, depending on market conditions, profitability and cash flows. Nevertheless, management believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and purchasing. See "--Risk Factors--Our Right to Service Loans May be Terminated Because of the High Delinquencies and Losses on the Loans in Our Servicing Portfolio."

    INTEREST INCOME. Interest income includes interest on loans held for sale, accretion income associated with the Company's residual interests and, to a lesser extent, interest on short-term overnight investments. Interest income was $94.6 million during the year ended June 30, 2000, compared to $70.5 million reported during the year ended
June 30, 1999 and $81.3 million reported during the year ended June 30, 1998. Interest income increased $24.0 million, or 34.1% during the year ended
June 30, 2000 over the prior year due primarily to higher accretion on higher average balances of the Company's residual interests and through use of a higher discount rate in all of fiscal 2000, whereas during 1999 the Company's change in its discount rate estimate affected the second half of that fiscal year. To a lesser extent, interest income increased during the year ended June 30, 2000 over the year ended June 30, 1999 due to higher weighted average interest rates on higher outstanding balances of loans held for sale during fiscal 2000 when compared to such rates and balances during fiscal 1999.

    Interest income decreased $10.7 million, or 13.2%, during the year ended June 30, 1999 to $70.5 million from $81.3 million during the year ended
June 30, 1998 due primarily to lower average balances of residual interests subject to accretion despite a higher discount rate utilized during the second half of fiscal 1999. Additionally, the decline during fiscal 1999 from fiscal 1998 was attributable to interest earned on lower amounts of loans held for sale by the Company during the period from origination or purchase until the date sold by the Company due to the Company's heavy reliance on whole loan sales during most of fiscal 1999, offset by increasing weighted average interest rates on the loans held for sale.

    EXPENSES

    COMPENSATION EXPENSE. Compensation expense, which includes incentives, is generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Compensation during the year ended June 30, 2000 increased $13.1 million, or 16.3%, to $93.2 million from $80.2 million during the year ended June 30, 1999. Compensation expense for the year ended June 30, 2000 includes $2.2 million of deferred compensation costs associated with loans originated in prior periods that were disposed of in either whole loan sales or in securitizations during the period and also includes $4.0 million of nonrecurring severance costs. Compensation expense for the year ended June 30, 1999 excludes $6.5 million of direct compensation expense associated with loan originations which were deferred to future periods pending disposition of the loans in either whole loan sales or securitizations. Net of the effects of the recognition or the deferral of direct compensatory costs, compensation expense during the year ended June 30, 2000 increased
$4.4 million to $91.1 million from $86.6 million during the year ended June 30, 1999. This increase is attributable primarily to the aforementioned nonrecurring severance costs, the increase in incentives paid to retail loan production employees and, to a lesser extent, other incentive and bonus awards and the hiring of certain new employees during the year ended June 30, 2000.

    Compensation expense during 1999 decreased $14.6 million from $94.8 million during the year ended June 30, 1998 to $80.2 million. This decrease was primarily due to the Company's reduction in force in February 1999, a decrease in compensation incentives as a consequence of the decline in loan originations during 1999 and a significant reduction in incentive compensation due to the Company's results of operations. Severance costs of approximately $500,000 were recognized in the fiscal year ended June 30, 1999. Additionally, during the year ended June 30, 1999, the Company deferred $6.5 million of direct compensation expenses for loans originated but not yet sold.

    PRODUCTION EXPENSE. Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees decreased $13.3 million, or 33.3%, to $26.7 million during the year ended June 30, 2000 from $40.1 million during the year ended June 30, 1999. The decrease during the year ended June 30, 2000 from a year ago is due primarily to the Company's cost reduction efforts, which include reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies through the adoption of the decentralized marketing approach in its retail loan office network. Additionally, during the first half of fiscal 2000, in an effort to further reduce production costs, the Company commenced the practice of having prospective borrowers pay for appraisal costs prior to the incurrence of the appraisal expense during the loan origination process whenever possible. Prior thereto, the Company did not charge customers for appraisals unless and until their loans closed, and absorbed as a production expense appraisal costs incurred for loan applications where the prospective applicants' loans were not closed and funded.

    Production expense during the year ended June 30, 1999 increased
$5.9 million to $40.1 million from $34.2 million during the year ended June 30, 1998. The increase in total production expense primarily reflected a rise in advertising and the additional cost of outsourcing appraisal services compared to using employee appraisals in the Company's retail unit in 1998, offset by a decline in travel and entertainment costs. Production expense expressed as a ratio of total loan origination volume for the years ended June 30, 2000, 1999 and 1998 was 1.3%, 1.8% and 1.4%, respectively. The decline in the ratio in the year ended June 30, 2000 from the ratio during the year ended June 30, 1999 reflects the decrease in the Company's production expense during the fiscal year. The increase in the ratio during the year ended June 30, 1999 from the ratio during the year ended June 30, 1998 was primarily attributable to the increased production expenses during the year ended June 30, 1999 over those during the year ended June 30, 1998.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $60.5 million during the year ended June 30, 2000 compared to $60.6 million during the year ended June 30, 1999. General and administrative expenses increased $19.9 million, or 49.0%, during the year ended June 30, 1999 over the year ended June 30, 1998. General and administrative expense during the year ended June 30, 2000 includes fees for outside professional advisors on specific operational projects, primarily to support the two servicing advance facilities the Company put into place to reduce its servicing advance obligations and miscellaneous operational charges taken by the Company, offset partially by declines in communication and miscellaneous expenses. As previously reported, during the year ended June 30, 2000, the Company reviewed its accounts receivable consisting of servicing advances made by the Company in connection with its securitized pools and valued such receivables to reflect their fair value which resulted in a write-down of $2.0 million which is included in general and administrative expense. The increase in general and administrative expense during the year ended June 30, 1999 over the year ended June 30, 1998 were primarily the result of increased occupancy and communication costs related to the Company's core origination channel expansion, and increases in legal and professional expenses related primarily to the negotiation and closing of equity transactions with the Company's largest shareholder, Capital Z. As part of the Company's ongoing savings program it ceased activities in certain branches that were deemed unprofitable by management or as part of the regionalization of branches in the broker network. The office space for some of the closed branches remains subject to operating leases that management is attempting to sublease or terminate. The Company is also attempting to sublet significant space at its headquarter office located at 350 South Grand Avenue in downtown Los Angeles. If the Company agrees to sublet such space at lease rates significantly less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant charge to earnings.

    INTEREST EXPENSE. Interest expense increased $8.2 million to $52.3 million during the year ended June 30, 2000 from $44.1 million during the year ended June 30, 1999 which, in turn, remained consistent with interest expense during the year ended June 30, 1998. The increase during the year ended June 30, 2000 over the year ended June 30, 1999 resulted primarily from increased borrowings at higher interest rates under various revolving warehouse and repurchase facilities to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary markets. Interest expense is expected to increase in future periods as the Company expands its loan production due to the Company's continued reliance on external financing arrangements to fund its operations.

    1999 NONRECURRING CHARGE. During the fiscal year ended June 30, 1999, the Company recorded a $37.0 million nonrecurring charge related to the Company's servicing advances which are recorded as accounts receivable on the Company's balance sheet. As previously reported, its nonrecurring charge relates to payments made by the Company to the securitization trusts for which it acts as servicer. As servicer of the loans it securitizes, the Company is obligated to advance, or "loan," to the trusts delinquent interest. In addition, as servicer, the Company advances to the trusts foreclosure-related expenses and certain tax and insurance remittances relating to loans in securitized pools. The Company, as servicer, is then entitled to recover these advances from regular monthly cash flows into the trusts, including monthly payments, pay-offs and liquidation proceeds on the related loan. Until recovered, the Company records the cumulative advances as accounts receivable on its balance sheet. In early 1999, the Company began to explore ways to reduce the cash burden of its servicing advance obligations through various financing techniques. At the same time, the Company determined that certain amounts recorded as accounts receivable associated with the Company's securitization trusts were not recoverable from the trust' monthly cash flows. As a result, accounts receivable were written-down by $37.0 million.

    INCOME TAXES. During the year ended June 30, 2000, the Company recorded an income tax provision of $3.4 million substantially all of which related to the Company's estimated tax on excess inclusion income on its REMIC trusts. The provision reflects an effective rate of 2.8%. During the fiscal year ended
June 30, 1999, the Company recorded an estimated tax benefit of $30.2 million due to its net operating losses during the year. The income tax benefit for the 1999 fiscal year reflects an effective rate of (10.9%) and is net of tax valuation adjustments recorded to account for estimated nonrealizable deferred tax assets. The investment in the Company by Capital Z in fiscal 1999 resulted in a change in control for income tax purposes, thereby limiting the Company's ability to use future net operating loss carryforwards and certain other future deductions. The Company's provision for income taxes was $25.2 million during the year ended 1998 reflecting an effective rate of 47.8%.

    FINANCIAL CONDITION

    LOANS HELD FOR SALE. The Company's portfolio of loans held for sale decreased to $398.9 million at June 30, 2000 from $559.9 million at June 30, 1999. The decline is attributable to the Company's $803.6 million of securitizations and $1.4 billion of whole loan sales in the secondary markets during the year ended June 30, 2000, partially offset by the Company's loan production during the same period.

    ACCOUNTS RECEIVABLE. Accounts receivable, representing servicing fees, servicing advances and other receivables, decreased to $52.7 million at June 30, 2000 from $57.0 million at June 30, 1999. Included in accounts receivable at June 30, 1999 was $24.8 million of estimated proceeds from an investment by Capital Z which were received by the Company in August 1999. The level of servicing related advances, in any given period, is dependent upon portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections. Net of the $24.8 million investment receivable, the increase in the Company's accounts receivable since June 30, 1999 is primarily attributable to advances on delinquent loans in the two securitization trusts closed during the year ended June 30, 2000 and continued advances on seriously delinquent loans, offset partially by the sale of certain servicing advances during the fiscal year.

    RESIDUAL INTERESTS. Residual interests decreased $41.3 million to $291.0 million at June 30, 2000 from $332.3 million at June 30, 1999, reflecting $77.5 million of residual interest write-downs recorded during the year ended June 30, 2000, partially offset by residual interests recognized in the Company's securitizations during fiscal year 2000, plus residual interest accretion during the year ended June 30, 2000.

    MORTGAGE SERVICING RIGHTS, NET. Mortgage servicing rights, net decreased to $12.3 million at June 30, 2000 from $20.9 million at June 30, 1999 reflecting amortization and a $5.0 million write-down of mortgage servicing rights during the year ended June 30, 2000, net of the capitalization of mortgage servicing rights on securitizations during the same period.

    EQUIPMENT AND IMPROVEMENTS, NET. Equipment and improvements, net, decreased to $10.5 million at June 30, 2000 from $13.5 million at June 30, 1999 due to depreciation and amortization outpacing equipment and improvement acquisitions during the year ended June 30, 2000.

    PREPAID AND OTHER ASSETS. Prepaid and other assets decreased to $14.7 million at June 30, 2000 from $15.0 million at June 30, 1999.

    INCOME TAX REFUND RECEIVABLE. The $1.7 million income tax refund receivable at June 30, 1999 were realized in cash during the three months ended
September 30, 1999.

    BORROWINGS. Amounts outstanding under borrowings at June 30, 2000 decreased to $275.5 million from $281.2 million and reflects the Company's $5.8 million scheduled sinking fund payment on its 10.5% Senior Notes due 2002 during the fiscal year ended June 30, 2000.

    REVOLVING WAREHOUSE AND REPURCHASE FACILITIES. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $375.0 million at June 30, 2000 from $536.0 million at June 30, 1999, primarily as a result of the decrease in loans held for sale due to whole loan sales and securitizations during the year ended June 30, 2000, partially offset by the Company's loan production during the same period. At June 30, 2000 and June 30, 1999, the Company was holding loans held for sale in anticipation of consummating a securitization during the respective subsequent September quarters. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) the funding of mortgage loan originations and purchases prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization, (iv) ongoing administrative, operating and tax expenses,
(v) interest and principal payments under the Company's revolving warehouse and repurchase credit facilities and other existing indebtedness, (vi) advances in connection with the Company's servicing portfolio and (vii) costs associated with realigning the Company's core production units.

    The Company has historically financed its operating cash requirements primarily through: (i) warehouse and repurchase facilities, (ii) working capital financing facilities, (iii) the securitization and sale of mortgage loans, and
(iv) the issuance of debt and equity securities.

    RESIDUAL FORWARD SALE FACILITY

    On August 31, 2000, the Company entered into the Residual Facility with CZI, an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of
(i) September 30, 2002, (ii) the full utilization of the $75.0 million amount of the Residual Facility, or (iii) a termination event, as defined in the Residual Facility.

    On September 21, 2000, the Company sold a residual interest to CZI pursuant to the Residual Facility for cash. It is the Company's expectation to sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis.

    WAREHOUSE AND REPURCHASE FACILITIES. The Company generally relies on revolving warehouse and repurchase facilities to originate and purchase mortgage loans and hold them prior to securitization or sale. At June 30, 2000, the Company had committed revolving warehouse and repurchase facilities in the amount of $615.0 million (excluding the $35.0 million non-revolving subline described more fully below).

    Of the $615.0 million of committed revolving warehouse and repurchase facilities available to the Company at June 30, 2000, $250.0 million, $200.0 million and $200.0 million expire on October 27, 2000, October 28, 2000 and January 31, 2001, respectively. Subsequent to June 30, 2000, the
$250.0 million revolving facility due to expire on October 27, 2000 was renewed for an additional year and the committed amount of the line was increased by $50.0 million to $300.0 million.

    The Company is not permitted to use its revolving warehouse and repurchase facilities to fund mortgage loans at closing; instead, the Company uses working capital to close mortgage loans. After the mortgage loans are closed, the Company pledges them under one of its other revolving warehouse or repurchase facilities to replenish working capital. The Company is currently seeking a new revolving warehouse or repurchase facility to fund mortgage loans at closing. However, unless and until a new facility is negotiated, the Company is required to fund mortgage loans exclusively out of working capital, and hold them until such mortgage loans can be transferred to another facility or sold. As a result of the recent $50.0 million investment, and the $460.0 million securitization, the residual sale under the Residual Facility and the sale of servicing rights and the rights to prepayment penalties completed September 21, 2000, the Company believes it has sufficient cash to fund at closing its current loan production.

    All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. Due to the $61.5 million loss for the quarter ended
March 31, 2000, the Company failed to meet certain existing financial covenants under its revolving warehouse and repurchase facilities at March 31, 2000, April 30, 2000 and May 31, 2000. However, the Company successfully sought and obtained amendments to these financial covenants from its warehouse and repurchase lenders to bring itself into compliance at March 31, 2000 and during the three months ended June 30, 2000. If the Company is unable to meet these financial covenants going forward, or to obtain subsequent amendments, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

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

    The Company also requires working capital to originate mortgage loans. Historically, the Company has had access to revolving warehouse and repurchase facilities which advanced up to 100% of the principal balance of the mortgage loans to the Company. However, as a result of the difficult current market conditions which began in the quarter ended December 31, 1998, and the Company's recent financial performance, including the prices the Company has received in recent whole loan sales, all of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans. The Company also requires working capital to fund mortgage loans at closing. See "Liquidity and Capital Resources--Warehouse and Repurchase Facilities."

    On February 11, 2000, the Company secured $35.0 million in working capital secured by certain of its residual interests and certain other collateral through the renewal of a $90.0 million committed warehouse line which expired on February 9, 2000. The committed warehouse line was increased to $200.0 million and included a $35.0 million non-revolving subline (the "subline"), which the Company drew down on February 11, 2000. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline. In connection therewith, the Company agreed to pay Capital Z a $1 million fee which was remitted in September 2000.

    Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Funded warehouse indebtedness is generally not included in the indebtedness limitations. Securitization obligations are generally not included in the indebtedness limitations. As a result of the net loss for the year ended June 30, 2000, the Company is restricted from incurring additional indebtedness as defined in the Indenture. The Company's revolving repurchase and warehouse facilities also contain limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of assets allocable to post-September 1996 securitizations which the Company may pledge to secure debt is limited by the Indenture to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million. The Company pledged substantially all of its previously unencumbered residual interests in order to secure the subline. The Company does not anticipate having additional residual interests available to finance in the near term. This could restrict the Company's ability to borrow to provide working capital as needed in the future.

    THE SECURITIZATION AND SALE OF MORTGAGE LOANS. The Company's ability to sell loans originated and purchased by it in the secondary market through securitization and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "Risk Factors--A Prolonged Interruption or Reduction in the Securitization and Whole Loan Market Would Hurt Our Financial Performance."

    The Company securitized $803.6 million of loans held for sale during the year ended June 30, 2000 compared to $650.0 million and $2.0 billion of loans during the years ended June 30, 1999 and 1998. The gain on sale recognized on securitizations during the year ended June 30, 2000 was lower than historical gains due, among other things, to market conditions at the time of the securitizations, and the Company's adoption of the revised assumptions during the quarter ended December 31, 1998. See "Certain Accounting Considerations--Accounting for Securitizations." In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. As of June 30, 2000, the Company was required to maintain an additional $59.3 million in overcollateralization amounts as a result of the level of its delinquency rates and realized losses above that which would have been required to be maintained if the applicable delinquency rates and realized losses had been below the specified limit. Of this amount, at June 30, 2000, $41.0 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

    On June 10, 2000 and in the first of a two phase $50.0 million equity investment by SFP, a partnership controlled by Capital Z (the "Supplemental Investment"), the Company received $34.7 million of additional capital. In return, the Company issued (i) 40.8 million shares of Series C Convertible Preferred Stock at a price of $0.85, which reflected the average closing market price for the five trading days prior to closing phase one and (ii) warrants to purchase 5.0 million shares of Series C Convertible Preferred Stock at $0.85 per share. Net proceeds to the Company, after issuance expenses, were $34.4 million.

    On July 12, 2000, in the second phase of the Supplemental Investment, the Company received $15.3 million of additional capital. In return, the Company issued 18.0 million shares of Series D Convertible Preferred Stock at as price of $0.85. At the same time, the 40.8 million shares of Series C Convertible Preferred Stock and the warrants to purchase 5.0 million shares of Series C Convertible Preferred Stock issued in phase one were cancelled and the Company issued an equivalent number of Series D Convertible Preferred Stock in replacement thereof. Net proceeds to the Company, after issuance expenses, were $14.3 million.

    As a result of the Supplemental Investment, the Company intends to make a distribution to the holders of the Company's Common Stock and Series C Convertible Preferred Stock, in the form of a dividend of nontransferable subscription rights to purchase shares of Series D Preferred Stock for $0.85 per share. Capital Z has agreed that neither they nor any of their affiliates (including SFP) will participate in the Rights Offering. Consequently, the number of shares offered in the Rights Offering to Nonaffiliated Stockholders will be approximately 19.8 million shares of Series D Preferred Stock. The Company expects to complete the Rights Offering in the quarter ending
December 31, 2000.

    In August 2000, the Company issued $1.1 million of preferred stock to certain current and former management investors, and consultants to the Company.

    The Company has previously raised $127.9 million through the sale of preferred stock in several phases to Capital Z and its designees, certain members of the Company's management and holders of the Company's common stock. The Company raised $76.8 million in February 1999, $25.0 million in August 1999 and $25.0 million ($4.2 million in a rights offering and $20.8 million to Capital Z pursuant to their standby commitment in October 1999 which was accrued for consolidated financial statement purposes at September 30, 1999. In
October 1999, the Company also issued $1.1 million of preferred stock to certain management investors. In connection with the sale of stock to Capital Z, the Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share.

    In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In the private placement, the Company also issued warrants to purchase an aggregate additional 1.3 million shares (as adjusted) of the Company's common stock at an exercise price of $38.35 (as adjusted), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expire in April 2001. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At June 30, 2000, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

    The Company had cash and cash equivalents of approximately $10.2 million at June 30, 2000. See "--Risk Factors--If We are Unable to Maintain Adequate Financing Sources or Outside Sources of Cash are Not Sufficient, Our Ability to Make and Service Loans will be Impaired and Our Revenues will Suffer."

    The Company's primary sources of liquidity are expected to be fundings under revolving warehouse and repurchase facilities, whole loan sales, the monetization of the Company's servicing advances and sales of residual interests under the Residual Facility. See "Liquidity and Capital Resources." If the Company's access to warehouse lines, working capital or the securitization or whole loan markets is restricted, the Company may have to seek additional equity. Further, if available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and sell. This would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

RISK MANAGEMENT

    At June 30, 2000, the Company had no hedge transactions in place. Subsequent to June 30, 2000, the Company began using forward interest rate swap contracts to hedge exposure to its fixed rates loans held for sale. The Company continually monitors the interest rate environment and its fixed rate hedging strategies; however, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates.

FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

    SALE OF LOANS--SECURITIZATIONS AND WHOLE LOAN SALES--INTEREST RATE
RISK. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, the Company mitigates exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities. With respect to the Company's securitizations, gain on sale included hedge losses of $13.5 million and $1.30 million during the years ended June 30, 1999 and 1998, respectively. At June 30, 2000 and 1999, the Company had no hedge transactions in place.

    The following table illustrates certain information about the Company's rate sensitive assets and liabilities at June 30, 2000:

                                     2001       2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
                                   --------   --------   --------   --------   --------   ----------   --------   ----------
                                                                    (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Loans held for sale:
  Fixed rate mortgage loans......  $ 25,016   $36,144    $28,449    $ 20,152   $14,030     $ 31,789    $155,580    $162,780
  Weighted average rate..........     10.79%    10.79%     10.79%      10.79%    10.79%       10.79%      10.79%
  Variable rate mortgage loans...  $ 23,109   $73,837    $48,747    $ 30,913   $19,869     $ 37,866    $234,341    $245,187
  Weighted average rate..........     10.50%    11.65%     12.85%      12.83%    12.82%       12.82%      10.48%
RATE SENSITIVE LIABILITIES:
Borrowings:
  Fixed rate.....................  $  5,750   $ 5,750    $    --    $150,000   $    --     $113,970    $275,470    $123,452
  Weighted average rate..........      7.62%     7.56%      7.56%       5.50%     5.50%        5.50%       7.68%
  Variable rate..................  $366,975   $ 8,040    $    --    $     --   $    --     $     --    $375,015    $375,015
  Weighted average rate..........      8.11%     7.99%        --          --        --           --        8.11%

RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS

    RESIDUAL INTERESTS AND MSRS.  The Company had residual interests of
$291.0 million and $332.3 million outstanding at June 30, 2000 and 1999, respectively. The Company also had MSRs outstanding at June 30, 2000 and 1999 in the amount of $12.3 million and $20.9 million, respectively. Both of these instruments are recorded at estimated fair value at June 30, 2000 and 1999. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at June 30, 2000 and 1999. The weighted average life of the mortgage loans used for valuation at June 30, 2000 was 3.1 years and at June 30, 1999 was 2.9 years.

    These assets are subject to risk in accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, accounts receivables, and revolving warehouse and repurchase agreements. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company's borrowings approximates fair value when valued using available quoted market prices.

    CREDIT RISK. The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

    The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the CLTV permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. In some cases, the Company originates loans up to 97% CLTV that are insured down to approximately 67% with mortgage insurance. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

    WAREHOUSING EXPOSURE. The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. As of June 30, 2000 and 1999, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $615.0 million (net of a $35.0 million subline) and $590.0 million, respectively; the total amounts outstanding related to these facilities was $375.0 million and $536.0 million at June 30, 2000 and 1999, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

RISK FACTORS

    IF WE ARE UNABLE TO MAINTAIN ADEQUATE FINANCING SOURCES OR OUTSIDE SOURCES OF CASH ARE NOT SUFFICIENT, OUR ABILITY TO MAKE AND SERVICE LOANS WILL BE IMPAIRED AND OUR REVENUES WILL SUFFER

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

    - tax payments generally due on recognition of non-cash gain on sale recorded in the securitizations of loans;

    - ongoing administrative and other operating expenses;

    - interest and principal payments under our credit facilities and other existing indebtedness;

    - cash advances made on delinquent loans included in our loan servicing portfolio;

    - costs of expanding our loan production units; and

    - Investments in technology initiatives and other capital improvements.

    We use cash draws under credit facilities, referred to as revolving warehouse and repurchase facilities, to fund new originations and purchases of mortgage loans before securitization or sale. We currently have three committed lines with aggregate borrowing capacity of $665.0 million (excluding a $35.0 million working capital subline). These facilities expire between October 2000 and October 2001 and no assurances can be given that we will be able to extend or replace these facilities at the times they mature.

    We also raise cash through selling our loans in whole loan sales for cash and in securitization transaction. We use the cash raised through loan dispositions to provide us with the cash to pay off our revolving warehouse and repurchase facilities and to fund new loans. We recently entered into a residual sale facility which will allow us to raise up to $75.0 million in cash through the sale of our residual interests created in future securitizations. The residual sale facility expires at the earlier of (i) September 30, 2002
(ii) full use of the $75.0 million amount of the residual sale facility, or
(iii) a termination event, as defined in the residual sale facility. No assurance can be given that we will be able to extend or replace this residual sale facility upon its expiration nor that we will be able to complete whole loan sales on terms favorable to us.

    As servicer of the loans we securitize, we are required to advance, or loan, to the trusts delinquent interest. In addition, as servicer, we advance to the trusts foreclosure related expenses, and certain tax and insurance remittances relating to loans serviced. See "Risk Factors--High delinquencies on the loan in our servicing portfolio may hurt our cash flows." We recently entered into a transaction pursuant to which we sold certain accounts receivable representing servicing advances we had previously made and engaged an investment bank to make a substantial portion of future servicing advances on substantially all of the loans in our servicing portfolio. Our agreement with the investment bank expires in February 2001 and no assurance can be given that we will be able to extend or replace this agreement. Without our agreement with the investment bank, or similar alternative arrangements, our obligation to make future servicing advances with cash will be substantially increased.

    To the extent that we are unable to maintain existing, or arrange new, revolving warehouse, repurchase or other credit facilities or obtain additional commitments to sell whole loans for cash, we may have to curtail making loans. See "Risk Factors--A prolonged interruption or reduction in the securitization and whole loan market would hurt our financial performance." This would have a material adverse effect on our financial position and results of operations and jeopardize our ability to continue to operate as a going concern.

    Our primary and potential sources of cash as described in the paragraph above should be sufficient to fund our cash requirements through at least the next 12 months. If available at all, the type, timing and terms of financing selected by us for our primary and potential sources of cash will be dependent upon our cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. However, we are not sure that the necessary sources of cash will be available when needed. Even if the necessary sources of cash are available, the providers of cash may impose terms that are not favorable to us. If the short-and long-term external sources of cash needed to fund our operations, as described above, are not available, we may be restricted in the amount of loans that we will be able to produce and sell.

    IF WE ARE UNABLE TO REFINANCE OUR BORROWINGS WHEN THEY BECOME DUE, OUR FINANCIAL POSITION WOULD BE NEGATIVELY AFFECTED AND OUR ABILITY TO CONTINUE TO OPERATE WOULD BE SIGNIFICANTLY JEOPARDIZED.

    We currently have $150.0 million of borrowings due November 1, 2003 and $114.0 million of borrowings due March 15, 2006. If we are unable to refinance either or both of these borrowings when they become due, our financial position would be negatively affected and our ability to continue to operate would be significantly jeopardized.

    OUR RIGHT TO SERVICE LOANS MAY BE TERMINATED BECAUSE OF THE HIGH DELINQUENCIES AND LOSSES ON THE LOANS IN OUR SERVICING PORTFOLIO.

    A substantial majority of our servicing portfolio consists of loans securitized by us and sold to real estate mortgage investment conduits or owner trusts in securitization transactions. A majority of our securitization transactions were credit-enhanced by an insurance policy issued by a monoline insurance company. That insurance policy protects the securitization investor against certain losses. Generally, the Company enters into an agreement with the monoline insurance company that contains specified limits on delinquencies, which means loans past due 90, or in some cases past due 60, days or more, and losses that may be incurred in each trust and provides that the monoline insurance company can terminate us as servicer if delinquencies or losses are over a specified limit. Additionally, the agreements entered into in connection with our 1999 securitizations provide that our rights and obligations to service the loans will periodically cease unless renewed by the monoline insurance carrier for successive periods..

    If, at any measuring date, the delinquencies or losses with respect to any of our securitization trusts credit-enhanced by monoline insurance were to exceed the delinquency or loss limits applicable to that trust, our rights to service the loans in the affected trust may be terminated.

    At June 30, 2000, the dollar volume of loans delinquent more than 90 days in ten of our securitization trusts exceeded the permitted delinquency limit in the related securitization agreements.

    We have implemented various plans to lower the delinquency rates in our future trusts, including diversifying the loans we originate and purchase to include higher credit grade loans. The delinquency rate at June 30, 2000 was 13.6% and at June 30, 1999 was 15.7%.

    Nine of the ten trusts referred to above, which represent in the aggregate 17.6% of the dollar volume of our servicing portfolio, exceeded loss limits at June 30, 2000.

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

    HIGH DELINQUENCIES ON THE LOANS IN OUR SERVICING PORTFOLIO MAY HURT OUR CASH
     FLOWS.

    As servicer of the loans we securitize, we are required to advance, or loan, to the trusts delinquent interest. In addition, as servicer, we advance to the trusts foreclosure related expenses, and certain tax and insurance remittances relating to loans serviced. We recently entered into a transaction pursuant to which we sold certain accounts receivable representing servicing advances we had previously made and engaged an investment bank to make a substantial portion of future servicing advances on substantially all of the loans in our servicing portfolio. Our agreement with the investment bank expires in February 2001 and no assurance can be given that we will be able to extend or replace this agreement. Without our agreement with the investment bank, or similar alternative arrangements, our obligation to make future servicing advances with cash will be substantially increased.

    High delinquency rates hurt our cash flows. When delinquency rates exceed the limit specified in the securitization agreement, our right to receive cash from the trust is delayed. When delinquency rates exceed the specified amount, we are required to use the cash flows from the trust to make accelerated payments of principal on the certificates or bonds issued by the trust. These accelerated payments increase the overcollateralization levels. The overcollateralization level represents the amount that the principal balance of the loans in the trust exceeds the principal balance of the certificates or bonds issued by the trust. We do not receive distributions from the trust until after the required overcollateralization levels are met. Generally, provisions in the securitization agreements have the effect of requiring the overcollateralization amount to be increased up to approximately twice the level otherwise required when the delinquency rates do not exceed the specified limit. As of June 30, 2000, we were required to maintain an additional $59.3 million in overcollateralization amounts as a result of the level of the delinquency rates above that which would have been required to be maintained if the applicable delinquency rates had been below the specified limit. Of this amount, at June 30, 2000, $41.0 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

    High delinquency rates also negatively affect our cash flows because we act as servicer of the loans in the trust. As the servicer, we are required to use our cash to advance to the trust past due interest.

    HIGH DELINQUENCIES AND LOSSES MAY HURT OUR EARNINGS.

    Higher delinquency and loss levels may also affect our reported earnings. We apply certain assumptions with respect to expected losses on loans in a securitization trust to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. Losses occur when the cash we receive from the sale of foreclosed properties, less sales expenses, is less than the principal balance of the loan previously secured by those properties and related interest and servicing expenses and advances. If actual losses exceed those assumptions, we may be required to take a charge to earnings. The charge to earnings would result in an adjustment to the carrying value of the residual interests recorded on our balance sheet.

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

    All of our loans are collateralized by residential property. The value of the property collateralizing our loans may not be sufficient to cover the principal amount of the loans and related interest and servicing expenses and advances in the event of liquidation. The total amount and severity of losses not covered by the underlying properties could have a material adverse effect on our results of operations and financial condition because they could affect our right to service loans in securitizations (See "Risk Factors-Our right to service loans may be terminated because of the high delinquencies and losses on the loans in our servicing portfolio."). Historical loss rates affect the assumptions used by us in computing our non-cash gain on sale. If actual losses exceed those assumptions, we may be required to take a charge to earnings.

    Adjustable rate loans account for a substantial portion of the mortgage loans that we originate or purchase. Credit-impaired borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loan. Substantially all of the adjustable rate mortgages include a teaser rate, i.e., an initial interest rate significantly below the fully indexed interest rate at origination. As a result, borrowers will face higher monthly payments due to interest rate increases on their adjustable rate loan, even in a stable interest rate environment. Loans with an initial adjustment date six months after funding are underwritten at the indexed rate as of the first adjustment date, and loans with an initial adjustment date two or three years after funding are underwritten at the teaser rate. Higher risks of delinquency may result when borrowers who may qualify for adjustable rate loans with a teaser rate at the time of funding may not be able to afford the monthly payments when the payment amount increases.

    FASTER THAN EXPECTED LEVELS OF LOAN PREPAYMENTS WILL HURT EARNINGS.

    If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of our residual interests may have to be adjusted through a charge to earnings in the period of adjustment. The rate of prepayment of loans may be affected by a variety of economic and other factors. We estimate prepayment rates based on our expectations of future prepayment rates, which are based, in part, on the historic performance of our loans and other considerations.

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

    A significant decline in long-term or short-term interest rates could increase the level of loan prepayments. An increase in prepayments would decrease the size of, and servicing income from, our servicing portfolio. Our expectations as to prepayment are used to determine the amount of non-cash gain on sale recorded at the closing of a securitization transaction. An increase in prepayment rates could result in a charge to earnings if the rate is faster than originally expected. See "Risk Factors-Faster than expected levels of loan prepayments will hurt earnings."

    IN AN INCREASING INTEREST RATE ENVIRONMENT, OUR EARNINGS COULD SUFFER BECAUSE OF ADJUSTABLE RATE LOANS THAT WE SECURITIZED.

    The value of our residual interests created as a result of the securitization of adjustable rate mortgage loans is subject to so-called basis risk. Basis risk arises when the adjustable rate mortgage loans in a securitization trust, including those with a fixed initial rate, bear interest based on an index or adjustment period that is different from the certificates or bonds issued by the trust. In the absence of effective hedging or loss mitigation strategies, in a period of increasing interest rates, the value of the residual interests could be adversely affected because the interest rates on the certificates or bonds issued by a securitization trust could adjust faster than the interest rates on our adjustable rate mortgage loans in the trust. Adjustable rate mortgage loans are typically subject to periodic and lifetime interest rate caps, which limit the amount the interest rate can change during any given period on an adjustable rate mortgage loan. In a period of rapidly increasing interest rates, the value of the residual interests could be adversely affected in the absence of effective hedging strategies because the interest rates on the certificates or bonds issued by a securitization trust could increase without limitation by caps, while the interest rates on our adjustable rate mortgage loans would be so limited.

    A PROLONGED INTERRUPTION OR REDUCTION IN THE SECURITIZATION AND WHOLE LOAN MARKET WOULD HURT OUR FINANCIAL PERFORMANCE.

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

    IF WE ARE UNABLE TO SELL A SIGNIFICANT PORTION OF OUR LOANS ON AT LEAST A QUARTERLY BASIS, OUR EARNINGS WOULD BE SIGNIFICANTLY AFFECTED.

    Any delay in the sale of a significant portion of our loan production beyond a quarter-end would postpone the recognition of gain on sale related to such loans until their sale instead of during the quarter in which they were originated and would likely result in losses for the quarter in which they were originated. Our loan disposition strategy calls for substantially all of our production to be sold in the secondary market within 90 days of origination. However, market and other considerations, including the conformity of loan pools to monoline insurance company and rating agency requirements, could affect the timing of the sale transactions.

    CHANGES IN THE VOLUME AND COST OF OUR BROKER LOANS MAY DECREASE OUR LOAN
     PRODUCTION.

    We depend on independent mortgage brokers for the origination of our broker loans, which constitute a significant portion of our loan production. Our future results of operations and financial condition may be vulnerable to changes in the volume and cost of our broker loans resulting from, among other things, competition from other lenders and purchasers of such loans. These independent mortgage brokers negotiate with multiple lenders for each prospective borrower. We compete with these lenders for the independent brokers' business on pricing, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with us.

    OUR COMPETITORS IN THE MORTGAGE BANKING MARKET ARE OFTEN LARGER AND HAVE GREATER FINANCIAL RESOURCES THAN WE DO, WHICH WILL MAKE IT DIFFICULT FOR US TO SUCCESSFULLY COMPETE.

    We face intense competition in the business of originating, purchasing and selling mortgage loans. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Our competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, investment banks, credit unions, thrift institutions, credit card issuers and insurance companies. In the future, we may also face competition from government-sponsored entities, such as FannieMae and FreddieMac. These government-sponsored entities may enter the subprime mortgage market and target potential customers in our highest credit grades, who constitute a significant portion of our customer base.

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

    Our broker programs depend largely on independent mortgage bankers and brokers and other financial institutions for the origination of new loans. Our competitors also seek to establish relationships with the same sources.

    BECAUSE A SIGNIFICANT AMOUNT OF THE LOANS WE SERVICE ARE IN CALIFORNIA AND FLORIDA, OUR OPERATIONS COULD BE HURT BY ECONOMIC DOWNTURNS OR NATURAL DISASTERS IN THOSE STATES.

    At June 30, 2000, 21.9% and 11.6% of the loans we serviced were collateralized by residential properties located in California and Florida, respectively. Because of these concentrations, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California and Florida economies and their residential real estate markets. Residential real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides. Florida historically has been vulnerable to certain other natural disasters, such as tropical storms and hurricanes. Such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

    THE RISKS ASSOCIATED WITH OUR BUSINESS BECOME MORE ACUTE IN ANY ECONOMIC
     SLOWDOWN OR RECESSION.

    Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings. Material declines in real estate values also weakens collateral coverage and increases the possibility of a loss and loss severity in the event of liquidation. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of our focus on credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on such loans could be higher than those generally experienced in the mortgage lending industry. In addition, in an economic slowdown or recession, we may experience increased delinquencies or foreclosures which would increase our servicing costs. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market and could increase the cost of these transactions.

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

    We are also subject to various business risks after loans have been securitized. Cash flows from the securitization trusts are represented by the interest rate earned on the loans in the trust over the amount of interest paid by the trust to the holders of the certificates or bonds issued by the trust, plus certain monoline and servicing fees. The agreements governing our securitization program require us to credit-enhance the securitization trust by either establishing deposit accounts or building overcollateralization levels. Deposit accounts are established by maintaining a portion of the excess cash flows in a trust deposit account. Overcollateralization levels are built up by applying these excess cash flows to reduce the principal balances of the certificates or bonds issued by the trust. Those amounts are available to fund losses realized on loans held by such trust. We continue to be subject to the risks of default and foreclosure following securitization and the sale of loans to the extent excess cash flows are required to be maintained in the deposit account or applied to build up overcollateralization, as opposed to being distributed to us. When borrowers are delinquent in making monthly payments on loans included in a securitization trust, as servicer of the loans in the trust, we are required to advance interest payments with respect to such delinquent loans. These advances require funding from our capital resources, but have priority of repayment from collections or recoveries on the loans in the related pool in the succeeding month.

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

    At August 31, 2000, entities controlled by Capital Z beneficially owned senior preferred stock representing 47.3% of our combined voting power in the election of directors and 91.4% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members' terms expire Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements are attached to this report:

    Reports of Independent Auditors (Ernst & Young LLP, PricewaterhouseCoopers
LLP)

    Consolidated Balance Sheet at June 30, 2000 and 1999

    Consolidated Statement of Operations for the Years Ended June 30, 2000, 1999 and 1998

    Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

    Consolidated Statement of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 2000 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation will appear in the proxy statement for the 2000 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2000 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions will appear in the proxy statement for the 2000 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

       (1) Consolidated Financial Statements: Financial Statements listed as part of "Item 8. Financial Statements and Supplementary Data."

       (2) Financial Statement Schedules: Financial Statement Schedules listed in the "Exhibit Index" as Exhibits 11 and 27.

       (3) Exhibits: All exhibits listed in the "Exhibit Index" are filed with this report or are incorporated by reference into this report. Management contracts and compensatory plans or arrangements are filed, or incorporated by reference, as exhibits 10.1 through 10.20.

    (b) The Company filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2000:

       (1) The Company filed a Current Report on Form 8-K on April 5, 2000 (dated April 4, 2000) reporting the appointment of Robert A. Spass as a director of the Company.

       (2) The Company filed a Current Report on Form 8-K on May 24, 2000 (dated May 19, 2000) reporting the execution of a Preferred Stock Purchase Agreement with Specialty Finance Partners as well as the Company's third fiscal quarter operating results.

       (3) The Company filed a Current Report on Form 8-K on June 9, 2000 (dated June 7, 2000) reporting the execution of amendments to several of the Company's warehouse lines, an amendment to the Preferred Stock Purchase Agreement with Specialty Finance Partners and the details of the closing of the first phase of the equity investment by Specialty Finance Partners pursuant to the Preferred Stock Purchase Agreement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AAMES FINANCIAL CORPORATION (Registrant)

                                                       By:             /s/ A. JAY MEYERSON
                                                            -----------------------------------------
                                                                         A. Jay Meyerson
Dated: September 28, 2000                                            CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ A. JAY MEYERSON                   Chief Executive Officer,
     -------------------------------------------         Director (Principal        September 28, 2000
                   A. Jay Meyerson                       Executive Officer)

                                                       Executive Vice President--
                  /s/ JAMES HUSTON                       Finance and Chief
     -------------------------------------------         Financial Officer          September 28, 2000
                    James Huston                         (Principal Financial and
                                                         Accounting Officer)

                /s/ DAVID H. ELLIOTT
     -------------------------------------------       Director                     September 28, 2000
                  David H. Elliott

              /s/ STEVEN M. GLUCKSTERN
     -------------------------------------------       Chairman of the Board and    September 28, 2000
                Steven M. Gluckstern                     Director

                  /s/ ADAM M. MIZEL
     -------------------------------------------       Director                     September 28, 2000
                    Adam M. Mizel

                  /s/ ERIC C. RAHE
     -------------------------------------------       Director                     September 28, 2000
                    Eric C. Rahe

                 /s/ MANI A. SADEGHI
     -------------------------------------------       Director                     September 28, 2000
                   Mani A. Sadeghi

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ ROBERT A. SPASS
     -------------------------------------------       Director                     September 28, 2000
                   Robert A. Spass

           /s/ GEORGE C. ST. LAURENT, JR.
     -------------------------------------------       Director                     September 28, 2000
             George C. St. Laurent, Jr.

                /s/ CARY H. THOMPSON
     -------------------------------------------       Director                     September 28, 2000
                  Cary H. Thompson

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Aames Financial Corporation

    We have audited the accompanying consolidated balance sheets of Aames Financial Corporation and subsidiaries (the Company) as of June 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aames Financial Corporation and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP

Los Angeles, California
August 24, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Aames Financial Corporation

    In our opinion, the accompanying consolidated statement of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the results of operations and the cash flows for the year ended
June 30, 1998 of Aames Financial Corporation and Subsidiaries (the Company), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
August 6, 1998

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                JUNE 30,         JUNE 30,
                                                                  2000             1999
                                                              -------------   --------------
Cash and cash equivalents...................................  $  10,179,000   $   20,764,000
Loans held for sale, at lower of cost or market.............    398,921,000      559,869,000
Accounts receivable.........................................     52,713,000       56,964,000
Residual interests, at estimated fair value.................    290,956,000      332,327,000
Mortgage servicing rights, net..............................     12,346,000       20,928,000
Equipment and improvements, net.............................     10,522,000       13,495,000
Prepaid and other...........................................     14,727,000       15,013,000
Income tax refund receivable................................             --        1,737,000
                                                              -------------   --------------
  Total assets..............................................  $ 790,364,000   $1,021,097,000
                                                              =============   ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings..................................................  $ 275,470,000   $  281,220,000
Revolving warehouse and repurchase facilities...............    375,015,000      535,997,000
Accounts payable and accrued expenses.......................     56,985,000       50,505,000
Income taxes payable........................................      8,416,000        7,819,000
                                                              -------------   --------------
    Total liabilities.......................................    715,886,000      875,541,000
                                                              -------------   --------------
Commitments and contingencies (Note 11)

Stockholders' equity:
  Series A Preferred Stock, par value $0.001 per share;
    500,000 shares authorized; none outstanding.............             --               --
  Series B Convertible Preferred Stock, par value $0.001 per share; 26,704,000 and 100,000,000 shares authorized;
    26,704,000 shares outstanding...........................         27,000           27,000
  Series C Convertible Preferred Stock, par value $0.001 per share; 107,105,700 and 100,000,000 shares authorized;
    60,977,000 and 15,009,000 shares outstanding............         61,000           15,000
  Common Stock, par value $0.001 per share; 400,000,000
    shares authorized; 6,235,000 and 6,203,000 shares
    outstanding.............................................          6,000            6,000
  Additional paid-in capital................................    401,652,000      342,278,000
  Retained deficit..........................................   (327,268,000)    (196,770,000)
                                                              -------------   --------------
    Total stockholders' equity..............................     74,478,000      145,556,000
                                                              -------------   --------------
    Total liabilities and stockholders' equity..............  $ 790,364,000   $1,021,097,000
                                                              =============   ==============

          See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEARS ENDED JUNE 30,
                                                    --------------------------------------------
                                                        2000            1999            1998
                                                    -------------   -------------   ------------
Revenue:
  Gain on sale of loans...........................  $  48,098,000   $  44,855,000   $120,828,000
  Valuation (write-down) of residual interests and
    mortgage servicing rights.....................    (82,490,000)   (194,551,000)    19,495,000
  Origination fees................................     37,951,000      39,689,000     34,282,000
  Loan servicing..................................     15,654,000      23,329,000     10,634,000
  Interest income.................................     94,569,000      70,525,000     81,250,000
                                                    -------------   -------------   ------------
    Total revenue including valuation
      (write-down)................................    113,782,000     (16,153,000)   266,489,000
                                                    -------------   -------------   ------------

Expenses:
  Compensation....................................     93,239,000      80,167,000     94,820,000
  Production......................................     26,718,000      40,061,000     34,195,000
  General and administrative......................     60,489,000      60,635,000     40,686,000
  Interest........................................     52,339,000      44,089,000     43,982,000
  Nonrecurring charges............................             --      37,044,000             --
                                                    -------------   -------------   ------------
    Total expenses................................    232,785,000     261,996,000    213,683,000
                                                    -------------   -------------   ------------
Income (loss) before income taxes.................   (119,003,000)   (278,149,000)    52,806,000
Provision (benefit) for income taxes..............      3,369,000     (30,182,000)    25,243,000
                                                    -------------   -------------   ------------

Net income (loss).................................  $(122,372,000)  $(247,967,000)  $ 27,563,000
                                                    =============   =============   ============
Net income (loss) per common share:
  Basic...........................................  $      (21.02)  $      (40.31)  $       4.83
                                                    =============   =============   ============
  Diluted.........................................  $      (21.02)  $      (40.31)  $       4.36
                                                    =============   =============   ============
Dividends per common share........................  $          --   $        0.17   $       0.66
                                                    =============   =============   ============
Weighted average number of common shares
  outstanding:
  Basic...........................................      6,209,000       6,200,000      5,710,000
                                                    =============   =============   ============
  Diluted.........................................      6,209,000       6,200,000      7,150,000
                                                    =============   =============   ============

          See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                      SERIES B      SERIES C
                                     CONVERTIBLE   CONVERTIBLE               ADDITIONAL      RETAINED
                                      PREFERRED     PREFERRED     COMMON      PAID-IN        EARNINGS
                                        STOCK         STOCK       STOCK       CAPITAL        (DEFICIT)         TOTAL
                                     -----------   -----------   --------   ------------   -------------   -------------
As of June 30, 1997................    $    --       $    --      $5,000    $209,379,000   $  30,369,000   $ 239,753,000
  Issuance of Common Stock.........         --            --       1,000      40,497,000          10,000      40,508,000
  Dividends paid on Common Stock...         --            --          --              --      (3,773,000)     (3,773,000)
  Net income.......................         --            --          --              --      27,563,000      27,563,000
                                       -------       -------      ------    ------------   -------------   -------------
As of June 30, 1998................         --            --       6,000     249,876,000      54,169,000     304,051,000
  Issuance of Common Stock.........         --            --          --         265,000              --         265,000
  Issuance of Series B Convertible
    Preferred Stock................     27,000            --          --      26,677,000              --      26,704,000
  Issuance of Series C Convertible
    Preferred Stock................         --        15,000          --      65,460,000              --      65,475,000
  Dividends paid on Common Stock...         --            --          --              --      (1,022,000)     (1,022,000)
  Dividends accrued on Convertible
    Preferred Stock................         --            --          --              --      (1,950,000)     (1,950,000)
  Net loss.........................         --            --          --              --    (247,967,000)   (247,967,000)
                                       -------       -------      ------    ------------   -------------   -------------
As of June 30, 1999................     27,000        15,000       6,000     342,278,000    (196,770,000)    145,556,000
  Issuance of Common Stock.........         --            --          --           2,000              --           2,000
  Issuance of Series C Convertible
    Preferred Stock................         --        46,000          --      59,372,000              --      59,418,000
  Dividends accrued on Convertible
    Preferred Stock................         --            --          --              --      (8,126,000)     (8,126,000)
  Net loss.........................         --            --          --              --    (122,372,000)   (122,372,000)
                                       -------       -------      ------    ------------   -------------   -------------
As of June 30, 2000................    $27,000       $61,000      $6,000    $401,652,000   $(327,268,000)  $  74,478,000
                                       =======       =======      ======    ============   =============   =============

          See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEARS ENDED JUNE 30,
                                               ---------------------------------------------------
                                                    2000              1999              1998
                                               ---------------   ---------------   ---------------
Operating activities:
  Net income (loss)..........................  $  (122,372,000)  $  (247,967,000)  $    27,563,000
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization............        5,637,000         5,673,000         3,909,000
    Gain on sale of loans....................      (34,596,000)      (35,716,000)     (121,098,000)
    Write-down (valuation) of residual
      interests..............................       77,490,000       186,451,000       (19,495,000)
    Accretion of residual interests..........      (50,692,000)      (34,671,000)      (41,008,000)
    Mortgage servicing rights originated.....       (5,175,000)       (6,194,000)      (19,513,000)
    Mortgage servicing rights amortized......        8,757,000        11,431,000         9,064,000
    Mortgage servicing rights charged-off....        5,000,000         8,100,000                --
    Changes in assets and liabilities:
      Loans held for sale originated or
        purchased............................   (2,079,278,000)   (2,193,635,000)   (2,383,638,000)
      Proceeds from sale of loans held for
        sale.................................    2,240,226,000     1,831,968,000     2,428,423,000
      Decrease (increase) in:
        Accounts receivable..................        4,251,000        (5,892,000)        8,108,000
        Residual interests...................       49,169,000        39,976,000        30,310,000
        Prepaid and other....................          286,000         2,007,000        (2,071,000)
        Income tax refund receivable.........        1,737,000        (1,737,000)               --
      Increase (decrease) in:
        Accounts payable and accrued
          expenses...........................       (1,646,000)       (1,409,000)       20,667,000
        Deferred income taxes................          597,000       (25,351,000)        9,118,000
                                               ---------------   ---------------   ---------------
Net cash provided by (used in) operating
  activities.................................       99,391,000      (466,966,000)      (49,661,000)
                                               ---------------   ---------------   ---------------

Investing activities:
  Purchases of equipment and improvements....       (2,664,000)       (5,229,000)       (5,163,000)

Financing activities:
  Net proceeds from issuance of convertible
    preferred stock..........................       59,418,000        92,179,000                --
  Proceeds from sale of common stock or
    exercise of options......................            2,000           265,000        40,505,000
  Reductions in borrowings...................       (5,750,000)       (5,770,000)               --
  Proceeds from (reductions in) revolving
    warehouse and repurchase facilities......     (160,982,000)      394,985,000         3,512,000
  Dividends paid.............................               --        (1,022,000)       (3,773,000)
                                               ---------------   ---------------   ---------------
Net cash provided by (used in) financing
  activities.................................     (107,312,000)      480,637,000        40,244,000
                                               ---------------   ---------------   ---------------
Net increase (decrease) in cash and cash
  equivalents................................      (10,585,000)        8,442,000       (14,580,000)
Cash and cash equivalents at beginning of
  period.....................................       20,764,000        12,322,000        26,902,000
                                               ---------------   ---------------   ---------------
Cash and cash equivalents at end of period...  $    10,179,000   $    20,764,000   $    12,322,000
                                               ===============   ===============   ===============
Supplemental disclosures:
  Interest paid..............................  $    53,392,000   $    41,769,000   $    44,501,000
  Income taxes paid (refunded)...............  $     1,028,000   $    (4,470,000)  $    16,125,000

          See accompanying notes to consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    Aames Financial Corporation (the "Company" or "Aames") operates in a single industry segment as a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgages secured by single family residences. The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. Loans originated by the Company are extended on the basis of the equity in the borrower's property and the creditworthiness of the borrower. At June 30, 2000, Aames operated 100 retail branch offices and seven regional broker offices throughout the United States. The Company originates mortgage loans on a nationwide basis through its two production channels--retail, broker and, to a much lesser extent, through purchases of loans from approved correspondents. During the years ended June 30, 2000 and 1999, the Company originated and purchased $2.1 billion and $2.2 billion of mortgage loans, respectively. During the years ended June 30, 2000 and 1999, the Company sold and securitized $2.2 billion and $1.9 billion of mortgage loans, respectively. The aggregate outstanding balance of mortgage loans serviced by the Company was $3.6 billion and $3.8 billion at June 30, 2000 and 1999, respectively (which includes $265.4 million and $413.0 million of mortgage loans at June 30, 2000 and 1999, respectively, serviced for the Company by unaffiliated subservicers under subservicing agreements).

    At June 30, 2000, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") owned preferred stock representing approximately 47.3% of the Company's combined voting power in the election of directors and approximately 90.3% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

PRINCIPLES OF ACCOUNTING AND CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of Aames and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with an original maturity of no more than three months to be cash equivalents.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOANS HELD FOR SALE

    Loans held for sale are mortgage loans the Company plans to securitize or sell as whole loans and are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

ACCOUNTS RECEIVABLE

    Accounts receivable primarily consists primarily of interest advances and other servicing related advances to securitization trusts.

EQUIPMENT AND IMPROVEMENTS, NET

    Equipment and improvements, net, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being recorded utilizing straight-line and accelerated methods over the following estimated useful lives:

Computer hardware.....................................  Five years
Furniture and fixtures................................  Five to seven years
Computer software.....................................  Three years
                                                        Lower of life of lease or
Leasehold improvements................................  asset

REVENUE RECOGNITION

    The Company depends on its ability to sell loans in the secondary markets, as market conditions allow, to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations.

    The Company records a sale of loans and the resulting gain on sale of loans when it surrenders control over the loans to a buyer (the "transferee"). Control is surrendered when (i) the loans are isolated from the Company, put presumptively beyond the reach of the Company and its creditors, even in a bankruptcy or other receivership, (ii) either the transferee has the right to pledge or exchange the loans or the transferee is a qualifying special purpose entity and the beneficial interest holders in the qualifying special purpose entity have the right to pledge or exchange the beneficial interests, and
(iii) the Company does not maintain effective control over the loans through an agreement to repurchase or redeem the loans before their maturity or through an agreement that entitles the Company to repurchase or redeem loans that are not readily obtainable.

    In a securitization, the Company conveys loans to a separate entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated future cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for loan losses. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

    The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) a future rate of prepayment; (ii) credit losses; and (iii) a discount rate used to calculate present value. The future cash flows represent management's best estimate. Management monitors performance of the loans and changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management's estimates.

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes mortgage servicing rights. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The Company uses a discount rate of 15%. The servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing rights for valuation impairment. At June 30, 2000 and 1999, there were no valuation allowances on mortgage servicing rights.

    On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. The Company may adjust the value of the residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

ADVERTISING EXPENSE

    The Company's policy is to charge advertising costs to expense when incurred. The Company charged to expense $17.6 million, $29.0 million and $23.0 million in fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effects of the conversion of shares related to the Company's 5.5% Convertible Subordinated Debentures due 2006, preferred stock convertible into common shares as well as the average number of stock options outstanding, except when their effect is antidilutive.

    All references in the accompanying consolidated balance sheet, consolidated statement of operations and notes to consolidated financial statements to the number of common shares and per common share amounts have been restated to reflect the one-for-five reverse stock split effected on April 14, 2000.

RISK MANAGEMENT

    The Company's earnings may be directly affected by the level of and fluctuation in interest rates in the Company's securitizations. No hedge transactions were in place at and during the year ended June 30, 2000.

    From time to time, the Company hedges its fixed rate loans and some variable rate certificates or bonds in the securitization trusts. The Company has utilized hedge products that included the sale of U.S. Treasury securities not yet purchased, interest rate futures contracts, and the purchase of options to sell U.S. Treasury securities. The Company also utilized interest rate caps. The use, amount, and timing of hedging transactions are determined by members of the Company's senior management.

RECLASSIFICATIONS

    Certain amounts related to 1999 and 1998 have been reclassified to conform to the 2000 presentation.

ADOPTION OF RECENT ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. At June 30, 2000, the Company had no freestanding derivative instruments in place and had no material amount of embedded derivative instruments. The Company adopted SFAS 133 on July 1, 2000. Based upon the Company's application of SFAS No. 133, its adoption had no materially adverse effect on the Company's consolidated financial statements.

NOTE 2. CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST

    At June 30, 2000, the Company had corporate cash and cash equivalents available of $10.2 million, none of which was restricted. Cash equivalents include $4.8 million of overnight investments at June 30, 2000.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 2. CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST (CONTINUED)
    The Company services loans on behalf of customers. In such capacity, certain funds are collected and placed in segregated trust accounts which totaled
$90.4 million at June 30, 2000 and 1999. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheet.

NOTE 3. LOANS HELD FOR SALE

    The following summarizes the composition of the Company's loans held for sale by interest rate type at June 30, 2000 and 1999:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Fixed rate mortgages.....................................  $155,580,000   $335,921,000
Adjustable rate mortgages................................   243,341,000    223,948,000
                                                           ------------   ------------
    Loans held for sale..................................  $398,921,000   $559,869,000
                                                           ============   ============

NOTE 4. ACCOUNTS RECEIVABLE

    At June 30, 2000 and 1999, accounts receivable was comprised of the following:

                                                                2000          1999
                                                             -----------   -----------
Interest and servicing advances............................  $32,941,000   $17,774,000
Capital proceeds receivable................................           --    24,750,000
Other receivables..........................................   19,772,000    14,440,000
                                                             -----------   -----------
    Accounts receivable....................................  $52,713,000   $56,964,000
                                                             ===========   ===========

    During the year ended June 30, 2000 and 1999, the Company entered into an arrangements with an investment bank pursuant to which the investment bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its securitized pools. As a result of these arrangements, during the years ended June 30, 2000 and 1999, the Company received approximately $15.0 million and $50.0 million, respectively, in cash for certain advances.

    During the year ended June 30, 1999, the Company reduced its advance obligations by engaging a loan servicing company to subservice two of the Company's securitization pools. The subservicer assumed the obligation to make all future advances on those two pools. At the same time, the Company also sold to the subservicer the outstanding advances on the two pools for approximately $13.0 million.

    At June 30, 1999, accounts receivable included $24.8 million of capital proceeds receivable which were received in cash on August 3, 1999.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 5. RESIDUAL INTERESTS

    The activity in the residual interests during the years ended June 30, 2000 and 1999 is summarized as follows:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Residual interests, at beginning of year.................  $332,327,000   $490,542,000
Gain on sale of securitized loans........................    34,596,000     35,716,000
Accretion................................................    50,692,000     34,671,000
Cash received from trusts................................   (49,169,000)   (39,976,000)
Write-down of residual interests.........................   (77,490,000)  (188,626,000)
                                                           ------------   ------------
Residual interests, at end of year.......................  $290,956,000   $332,327,000
                                                           ============   ============

    The actual performance of the Company's residual interests as compared to the key assumptions and estimates used to evaluate their carrying value resulted in write-downs to the residual interests of $77.5 million and $188.6 million during the years ended June 30, 2000 and 1999, respectively.

    The $77.5 million valuation adjustment recorded during the year ended
June 30, 2000 was comprised of unfavorable adjustments of $86.3 million taken in light of higher than expected credit loss experience and $12.3 million due to the effects of rising interest rates on excess spreads which were offset by a favorable $21.1 million adjustment due to actual prepayment rate trends compared to prepayment rate assumptions.

    The $188.6 million valuation adjustment recorded during the year ended
June 30, 1999 was comprised of unfavorable adjustments of $62.1 million, $67.2 million and $64.5 million made to the rate of prepayment, credit loss and discount rate assumptions, respectively, offset by a positive valuation adjustment of $5.2 million.

    The following table summarizes certain information about the securitization trusts (dollars in thousands):

Aggregate principal balance of securitized loans at
  the time of the securitizations....................       $7,016,205
Outstanding principal balance of securitized loans at
  June 30, 2000......................................       $2,879,578
Outstanding principal balance of pass-through
  certificates or bonds of the securitization trusts
  at June 30, 2000...................................       $2,626,422
Weighted average coupon rates at June 30, 2000 of:
  Securitized loans..................................       11.29%
  Pass-through certificates or bonds.................       7.04%

    In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount and subsequently deposits a portion of the excess spread collected on the related loans. Residual interests at June 30, 2000 and 1999 include overcollateralization of approximately $253.2 million and $265.9 million, respectively. These amounts are subject to increase, as specified in the related securitization documents. To the extent the overcollateralization exceeds specified levels, distributions are made to the Company.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 5. RESIDUAL INTERESTS (CONTINUED)
    There is no active market with quoted prices for the Company's residual interests. Therefore, the Company estimates the fair value of its residual interests based upon the present value of expected future cash flows based on certain prepayment, credit loss and discount rate assumptions. There can be no assurance that the Company could realize the fair value of its residual interests in a sale.

    Certain historical data and key assumptions and estimates used by the Company in its June 30, 2000 review of the residual interests were the following:

Prepayments:
  Actual weighted average annual prepayment rate, as
    a percentage of outstanding principal balance of
    securitized loans, during the year ended June 30,
    2000.............................................       30.9%
  Estimated peak annual prepayment rates, as a
    percentage of outstanding principal balance of
    securitized loans:
    Fixed rate loans.................................       22.3% to 29.5%
    Adjustable rate loans............................       36.7% to 46.3%
  Estimated weighted average life of securitized
    loans............................................       3.1 years
Credit losses:
  Actual credit losses to date, as a percentage of
    original principal balances of securitized
    loans............................................       2.6%
  Future estimated prospective credit losses, as a
    percentage of original principal balances of
    securitized loans................................       2.0%
  Total actual and estimated prospective credit
    losses, as a percentage of original principal
    balance of securitized loans.....................       4.6%
  Total actual credit losses to date and estimated
    prospective credit losses (dollars in
    thousands).......................................       $323,634
Discount rate........................................       15.0%

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 6. MORTGAGE SERVICING RIGHTS, NET

    The activity in mortgage servicing rights during the years ended June 30, 2000 and 1999 is summarized as follows:

                                                            JUNE 30,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Mortgage servicing rights, net, at beginning of
  year...........................................  $ 20,928,000   $ 32,090,000
Mortgage servicing rights:
  Originated.....................................     5,175,000      6,194,000
  Amortized......................................    (8,757,000)   (11,431,000)
  Charged-off....................................    (5,000,000)    (5,925,000)
                                                   ------------   ------------
Mortgage servicing rights, net, at end of year...  $ 12,346,000   $ 20,928,000
                                                   ============   ============

    The mortgage servicing rights are amortized over the estimated lives of the loans to which they relate.

    During the year ended June 30, 2000, the Company reduced the carrying value of its mortgage servicing rights by $5.0 million reflecting management's estimate of the effects of increased costs associated with the Company's increased early intervention efforts in servicing delinquencies in the servicing portfolio. During the year ended June 30, 1999, in connection with the transfer of servicing of two pools and a special servicing arrangement for two additional pools with a subservicer, the Company reduced by approximately $5.9 million the carrying value of the mortgage servicing rights associated with those pools.

NOTE 7. EQUIPMENT AND IMPROVEMENTS, NET

    Equipment and improvements, net, consisted of the following at June 30, 2000 and 1999:

                                                            JUNE 30,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Computer hardware................................  $ 12,119,000   $ 11,496,000
Furniture and fixtures...........................     8,578,000      8,623,000
Computer software................................     7,802,000      6,340,000
Leasehold improvements...........................     2,525,000      2,575,000
                                                   ------------   ------------
      Total......................................    31,024,000     29,034,000
Accumulated depreciation and amortization........   (20,502,000)   (15,539,000)
                                                   ------------   ------------
Equipment and improvements, net..................  $ 10,522,000   $ 13,495,000
                                                   ============   ============

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 8. BORROWINGS

    Borrowings consisted of the following at June 30, 2000 and 1999:

                                                            JUNE 30,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
9.125% Senior Notes due 2003, guaranteed by each
  of the restricted subsidiaries (as defined in
  the Indenture) of the Company..................  $150,000,000   $150,000,000
5.5% Convertible Subordinated Debentures due
  2006, convertible into 6.1 million shares of
  common stock at $78.15 per share. The
  Convertible Subordinated Debentures are
  subordinate to all existing and future senior
  indebtedness (as defined in the Indenture) of
  the Company....................................   113,970,000    113,970,000
10.5% Senior Notes due 2002, principal payments
  of $5,750,000 required on February 1, 2001 and
  2002...........................................    11,500,000     17,250,000
                                                   ------------   ------------
  Borrowings.....................................  $275,470,000   $281,220,000
                                                   ============   ============

Maturities on borrowings are as follows:


Fiscal Years Ended June 30,
2001........................................................  $  5,750,000
2002........................................................     5,750,000
2003........................................................            --
2004........................................................   150,000,000
2005........................................................            --
Thereafter..................................................   113,970,000
                                                              ------------
      Total borrowings......................................  $275,470,000
                                                              ============

    In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 which are guaranteed by all but one of the Company's wholly-owned subsidiaries. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net income
(loss) and net equity of such subsidiaries are substantially equivalent to the total assets, net income (loss) and net equity of the Company on a consolidated basis.

    At June 30, 2000 and 1999, the Company had unamortized debt issuance costs of $4.6 million and $5.9 million, respectively, related to the issuance of the $23.0 million of 10.5% Senior Notes due 2002, the issuance of the $115.0 million of 5.5% Convertible Subordinated Debentures due 2006 and the issuance of the $150.0 million of 9.125% Senior Notes due 2003. Unamortized debt issuance costs are included in prepaid and other assets in the accompanying consolidated balance sheet and are amortized to expense over the terms of the related debt issuances.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 9. REVOLVING WAREHOUSE AND REPURCHASE FACILITIES

    The Company utilizes revolving warehouse and repurchase facilities to finance the origination of mortgage loans prior to sale or securitization. At June 30, 2000 and 1999, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $615.0 million (net of a $35.0 million non-revolving subline) and $590.0 million, respectively. Revolving warehouse and repurchase facilities typically have a term of less than one year and are designated to fund mortgage loans originated within specified underwriting guidelines. All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders' equity, leverage and net income levels. Additionally, all of the Company's revolving warehouse and repurchase facilities fund less than 100% of the principal balance of the mortgage loans financed requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans. The majority of the mortgage loans originated under the facilities remain in the facilities for a period generally of up to 90 days at which point they are securitized or sold to institutional investors.

    Amounts outstanding under committed revolving warehouse and repurchase facilities consisted of the following at June 30, 2000 and 1999:

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Warehouse facility of $200.0 million (with a non-revolving
  $35.0 million subline) from an investment bank,
  collateralized by loans held for sale; expires on
  January 31, 2001; bears interest at 1.5% over one month
  LIBOR.....................................................  $ 48,236,000   $         --
Repurchase facility of $250.0 million from an investment
  bank, collateralized by loans held for sale; expires on
  October 27, 2000; generally bears interest at 1.15%,
  depending on collateral, over one month LIBOR.............   186,371,000             --
Repurchase facility of $200.0 million from an investment
  bank, collateralized by loans held for sale; expires on
  October 28, 2000; bears interest at 1.5% to 2.0% over one
  month LIBOR, depending on document status.................   140,408,000             --
Warehouse facility of $90.0 million from an investment bank, collateralized by loans held for sale; expired on February
  9, 2000; bore interest at 1.5% over one month LIBOR.......            --     47,018,000
Repurchase facility of $300.0 million from an investment
  bank; collateralized by loans held for sale; expired on
  March 31, 2000; bore interest from 1.5% to 2.0%, depending
  on document status, over one month LIBOR..................            --    293,037,000
Repurchase facility of $200.0 million from a commercial
  bank; collateralized by loans held for sale; expired on
  February 29, 2000; bore interest from 1.25% to 1.5%, over
  one month LIBOR, depending on document status.............            --    195,942,000
                                                              ------------   ------------
      Amounts outstanding under revolving warehouse and
        repurchase facilities...............................  $375,015,000   $535,997,000
                                                              ============   ============

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 9. REVOLVING WAREHOUSE AND REPURCHASE FACILITIES (CONTINUED)
    At June 30, 2000, the balance outstanding under the non-revolving
$35.0 million subline was $27.5 million. The subline is secured by residual interests of the Company and bears interest at 3.75% over one month LIBOR. The subline has an initial 364-day term through January 31, 2001 and is renewable for an additional 364-day term; and thereafter, renewable on a month-to-month basis for an additional six month period contingent upon, in all cases, if certain repayment, financial and performance conditions are met by the Company.

    At June 30, 2000, one month LIBOR was 6.64%.

    The weighted-average interest rate on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2000 and 1999 were approximately 8.17% and 6.69%, respectively. During the year ended June 30, 2000, the average amount of borrowings under revolving warehouse and repurchase facilities was $417.4 million and the maximum outstanding under such lines at any one time during the year ended June 30, 2000 was $685.4 million.

    At June 30, 2000, included in prepaid and other assets in the accompanying consolidated balance sheet was approximately $3.7 million of deferred commitment fees relating to the Company's revolving warehouse and repurchase facilities remaining to be amortized to expense over their remaining terms.

NOTE 10. INCOME TAXES

    The provision (benefit) for income taxes consisted of the following for the years ended June 30, 2000, 1999 and 1998:

                                                        JUNE 30,
                                         ---------------------------------------
                                            2000          1999          1998
                                         ----------   ------------   -----------
Current:
  Federal..............................  $2,200,000   $  1,200,000   $10,060,000
  State................................     572,000        400,000     3,249,000
                                         ----------   ------------   -----------
                                          2,772,000      1,600,000    13,309,000
                                         ----------   ------------   -----------
Deferred:
  Federal..............................     597,000    (24,155,000)    6,814,000
  State................................          --     (7,627,000)    5,120,000
                                         ----------   ------------   -----------
                                            597,000    (31,782,000)   11,934,000
                                         ----------   ------------   -----------
      Total............................  $3,369,000   $(30,182,000)  $25,243,000
                                         ==========   ============   ===========

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 10. INCOME TAXES (CONTINUED)
    Current and deferred taxes payable were comprised of the following at June 30, 2000 and 1999:

                                                              JUNE 30,
                                                      ------------------------
                                                         2000         1999
                                                      ----------   -----------
Current taxes payable (receivable):
  Federal...........................................  $       --   $        --
  State.............................................          --    (1,737,000)
                                                      ----------   -----------
                                                              --    (1,737,000)
                                                      ----------   -----------
Deferred taxes payable:
  Federal...........................................   8,416,000     7,819,000
  State.............................................          --            --
                                                      ----------   -----------
                                                       8,416,000     7,819,000
                                                      ----------   -----------
      Total.........................................  $8,416,000   $ 6,082,000
                                                      ==========   ===========

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following at June 30, 2000 and 1999:

                                                            JUNE 30,
                                                  ----------------------------
                                                      2000            1999
                                                  -------------   ------------
Deferred tax liabilities:
  Mark-to-market................................  $   3,305,000   $  3,305,000
  Mortgage servicing rights.....................      1,761,000      5,323,000
  Other, net....................................      1,351,000      1,351,000
                                                  -------------   ------------
      Total gross deferred tax liabilities......      6,417,000      9,979,000
                                                  -------------   ------------
Deferred tax assets:
  Residual interests............................   (103,941,000)   (63,483,000)
  State taxes...................................     (5,033,000)    (5,033,000)
  Allowance for doubtful accounts...............     (3,195,000)    (3,195,000)
  Net operating loss carry forward..............    (21,095,000)   (13,260,000)
  Other.........................................    (11,310,000)   (11,310,000)
                                                  -------------   ------------
      Total gross deferred tax assets...........   (144,574,000)   (96,281,000)
Tax valuation allowance.........................    146,573,000     94,121,000
                                                  -------------   ------------
Net deferred tax liabilities....................  $   8,416,000   $  7,819,000
                                                  =============   ============

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 10. INCOME TAXES (CONTINUED)
    The estimated effective tax rates for the years ended June 30, 2000, 1999 and 1998 were as follows:

                                                                         2000
                                                      -------------------------------------------
                                                                     TAX AFFECTED     EFFECTIVE
                                                       PERMANENT      PERMANENT       TAX RATE
                                                      DIFFERENCES    DIFFERENCES     CALCULATION
                                                      ------------   ------------   -------------
Tax provision.......................................                                $   3,369,000
Loss before income taxes............................                                 (119,003,000)
Effective tax rate..................................                                         (2.8)%
                                                                                    =============
Federal statutory rate..............................                                        (35.0)%
State pre-tax after permanent difference............  $(11,334,000)  $(7,378,000)            (6.2)
Tax valuation allowance.............................   126,512,000    52,123,000             43.8
Other, net..........................................       200,000       130,000               .2
                                                                                    -------------
                                                                                              2.8 %
                                                                                    =============

                                                                          1999
                                                       ------------------------------------------
                                                                     TAX AFFECTED     EFFECTIVE
                                                        PERMANENT     PERMANENT       TAX RATE
                                                       DIFFERENCES   DIFFERENCES     CALCULATION
                                                       -----------   ------------   -------------
Tax benefit..........................................                               $ (30,182,000)
Loss before income taxes.............................                                (278,149,000)
Effective tax rate...................................                                        10.9%
                                                                                    =============
Federal statutory rate...............................                                       (35.0%)
State pre-tax after permanent difference.............  $       --    $(21,142,000)           (7.6)
Disallowed compensation..............................   3,000,000       1,050,000              .4
Tax valuation allowance..............................          --      87,174,000            31.3
Other, net...........................................     253,000          89,000              --
                                                                                    -------------
                                                                                            (10.9)%
                                                                                    =============

                                                                            1998
                                                          ----------------------------------------
                                                                        TAX AFFECTED    EFFECTIVE
                                                           PERMANENT     PERMANENT      TAX RATE
                                                          DIFFERENCES   DIFFERENCES    CALCULATION
                                                          -----------   ------------   -----------
Tax provision...........................................                               $25,243,000
Income before income taxes..............................                                52,806,000
Effective tax rate......................................                                      47.8%
                                                                                       ===========
Federal statutory rate..................................                                      35.0%
State pre-tax after permanent difference................  $8,369,000     $5,439,000           10.3
Disallowed compensation.................................   3,398,000      1,189,300            2.3
Other, net..............................................     253,940        132,250            0.2
                                                                                       -----------
                                                                                              47.8%
                                                                                       ===========

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 10. INCOME TAXES (CONTINUED)
    The income tax refund receivable of $1.7 million was received during the year ended June 30, 2000.

    The investment in the Company by Capital Z resulted in a change of control for income tax purposes thereby potentially limiting the Company's ability to utilize net operating loss carry forwards and certain other future deductions.

    The Company's residual interest in real estate mortgage investment conduits ("REMIC") creates excess inclusion income for tax purposes which may give rise to a current income tax payable. Available loss carry forwards and operating losses may not reduce taxable income below excess inclusion income earned from the REMIC.

NOTE 11. COMMITMENTS AND CONTINGENCIES

    The Company leases office space under operating leases expiring at various dates through February 2012. Total rent expense related to operating leases amounted to $10.3 million, $10.7 million and $9.1 million, for the years ended June 30, 2000, 1999 and 1998, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined).

    At June 30, 2000, future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year are as follows:

2001........................................................  $ 7,967,000
2002........................................................    7,072,000
2003........................................................    6,157,000
2004........................................................    4,103,000
2005........................................................    3,691,000
Thereafter..................................................   26,424,000
                                                              -----------
                                                              $55,414,000
                                                              ===========

LITIGATION

    In the ordinary course of its business, the Company is subject to various claims made against it by borrowers, private investors and others arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees and officers of the Company, incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any currently asserted claims or legal action is not likely to be material to the Company's consolidated financial position or results of operations; however, any claims asserted or legal action in the future may result in expenses which could have a material adverse effect on the Company's consolidated financial position and results of operations.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosures of the estimated fair value of financial instruments as of June 30, 2000 and 1999 are made by the Company using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

    The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                               JUNE 30, 2000                 JUNE 30, 1999
                                        ---------------------------   ---------------------------
                                          CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                           AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                        ------------   ------------   ------------   ------------
BALANCE SHEET:
  Cash and cash equivalents...........  $ 10,179,000   $ 10,179,000   $ 20,764,000   $ 20,764,000
  Loans held for sale.................   398,921,000    407,967,000    559,869,000    576,178,000
  Accounts receivable.................    52,713,000     52,713,000     56,964,000     56,964,000
  Residual interests, at estimated
    fair value........................   290,956,000    290,956,000    332,327,000    332,327,000
  Mortgage servicing rights, net......    12,346,000     12,346,000     20,928,000     20,928,000
  Borrowings..........................   275,470,000    123,452,000    281,220,000    171,888,000
  Revolving warehouse and repurchase
    facilities........................   375,015,000    375,015,000    535,997,000    535,997,000
OFF BALANCE SHEET:
  Hedge position notional amount
    outstanding.......................            --             --             --             --

    The fair value estimates as of June 30, 2000 and 1999 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    The following describes the methods and assumptions used by the Company in estimating fair values:

    - Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

    - Loans held for sale are based on current investor yield requirements.

    - Accounts receivable are generally short term in nature, therefore the carrying value approximates fair value.

    - Residual interests and mortgage servicing rights are based on the present value of expected future cash flows using assumptions based on the Company's historical experience, industry information and estimated rates of future prepayment and credit loss.

    - Borrowings are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    - Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value.

    - Hedge positions are based on quoted market prices.

NOTE 13. EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT SAVINGS PLAN

    The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees' elected salary deferrals. Employer contributions are determined at the beginning of the plan year at the option of the employer. Contributions to the Plan by the Company during the years ended June 30, 2000, 1999 and 1998 were $321,000, $-0- and $549,000, respectively.

DEFERRED COMPENSATION PLAN

    During the year ended June 30, 1999, the Company terminated the Deferred Compensation Plan which had been implemented in April 1997. During the year ended June 30, 1998, the Company made $203,700 of discretionary contributions to the plan.

STOCK-BASED COMPENSATION

    The Company's Board of Directors adopted the Aames Financial Corporation Stock Option Plan (the "1999 Plan") as of February 10, 1999, as amended, which was subsequently approved by the stockholders during the year ended June 30, 2000. The 1999 Plan supercedes the Company's 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. The 1999 Plan provides for the issuance of options to purchase shares of the Company's common stock to officers, key executives and consultants of the Company. Under the 1999 Plan, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The exercise price is based on the 20-day average closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. Subject to adjustment for stock splits, stock dividends and other similar events at June 30, 2000 there were 2,922,401 shares reserved for issuance under the 1999 Plan.

    At June 30, 1999, the Company had reserved 563,936 shares of the common stock for issuance under its 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan (the "Terminated Plans"). The Terminated Plans were terminated by the Company in February 1999; however, options granted prior to February 1999 under the Terminated Plans will remain outstanding until they expire. The Company has also granted options outside of these plans, on terms established by the Compensation Committee. A

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 13. EMPLOYEE BENEFIT PLANS (CONTINUED) summary of the Company's stock option plans and arrangements as of June 30, 2000, 1999 and 1998 and changes during the years then ended are as follows:

                                                      OPTION        OPTION
                                                      SHARES      PRICE RANGE
                                                     ---------   -------------
2000
Outstanding at beginning of year...................  1,005,100   $ 0.95-147.90
  Granted..........................................  2,873,078       3.95-5.00
  Exercised........................................     (5,797)      1.00-1.00
  Forfeited........................................   (743,602)    1.00-144.60
                                                     ---------   -------------
Outstanding at end of year.........................  3,128,779   $ 1.00-147.90
                                                     =========   =============
1999
Outstanding at beginning of year...................    914,134   $ 0.95-148.50
  Granted..........................................    182,336           66.90
  Exercised........................................    (10,653)    19.45-39.70
  Forfeited........................................    (80,717)   15.20-148.50
                                                     ---------   -------------
Outstanding at end of year.........................  1,005,100   $ 0.95-147.90
                                                     =========   =============
1998
Outstanding at beginning of year...................    836,498   $ 0.95-148.50
  Granted..........................................    216,818     59.05-99.70
  Exercised........................................    (83,883)    16.65-68.15
  Forfeited........................................    (55,299)    1.00-144.60
                                                     ---------   -------------
Outstanding at end of year.........................    914,134   $ 0.95-148.50
                                                     =========   =============

    The number of options exercisable at June 30, 2000 and 1999, was 893,994 and 599,466, respectively. The weighted-average fair value of options granted during 2000 and 1999 was $1.96 and $39.95, respectively.

    The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 13. EMPLOYEE BENEFIT PLANS (CONTINUED) with the method prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reflected to the pro forma amounts indicated below:

                                                                      JUNE 30,
                                                     -------------------------------------------
                                                         2000            1999           1998
                                                     -------------   -------------   -----------
Net income (loss):
  As reported......................................  $(122,372,000)  $(247,967,000)  $27,563,000
  Pro forma........................................   (122,619,000)   (249,552,000)   26,511,000
Basic earnings (loss) per share:
  As reported......................................         (21.02)         (40.31)         4.83
  Pro forma........................................         (21.06)         (40.56)         4.63
Diluted earnings (loss) per share:
  As reported......................................         (21.02)         (40.31)         4.36
  Pro forma........................................         (21.06)         (40.56)         4.21

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                JUNE 30,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
Dividend yield..........................................      0.00%       0.00%
Expected volatility.....................................     83.00%      70.00%
Risk-free interest rate.................................      5.97%       5.47%
Expected life of option.................................  4.5 years   4.5 years

NOTE 14. STOCKHOLDERS' EQUITY

YEAR ENDED JUNE 30, 2000

    During the year ended June 30, 2000, Company received $60.8 million of additional capital. Net proceeds to the Company, after issuance expenses, were $59.4 million. The additional capital was received in a series of transactions with SFP, a partnership controlled by Capital Z, existing shareholders and management of the Company. Such transactions are summarized below.

    In the first of a two-phase $50.0 million investment by Capital Z, the Company issued 40.8 million shares of Series C Convertible Preferred Stock, par value $0.001 per share, (the "Series C Stock") for $0.85 per share to Capital Z and received $34.7 million, and issued warrants to Capital Z to purchase
5.0 million shares of the Series C Stock at $0.85 per share. Net proceeds to the Company, after issuance expenses, were $34.3 million.

    Subsequently, in the second phase which occurred on July 12, 2000, the Company issued 18.0 million of Series D Convertible Preferred Stock, par value $0.001 per share, (the "Series D Stock"), to Capital Z for $0.85 per share, its stated value, and received $15.3 million. Net proceeds, after issuance expenses, were $14.3 million. At the same time, Capital Z exchanged the 40.8 million shares of Series C Stock and the warrants to purchase 5.0 million shares of Series C Stock received in the first phase for an equal number of shares and warrants to purchase Series D Stock.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 14. STOCKHOLDERS' EQUITY (CONTINUED)

    The Company issued 212,000 shares of the Series C for $5.00 per share and received $1.1 million from members of management. No issuance expenses were incurred in this transaction.

    The Company received $4.2 million of additional capital from existing owners of the Company's Common Stock in connection with its rights offering of up to
6.2 million shares of the Series C Stock to stockholders (the "Rights Offering"). The Company also received $20.8 million of additional capital from Capital Z in connection with Capital Z's standby commitment to purchase up to $25.0 million unsubscribed shares in the Rights Offering (the "Standby Commitment"). The Company issued an aggregate of 5.0 million shares in connection with the Rights Offering and the Standby Commitment. Net proceeds to the Company, after issuance expenses, were approximately $24.0 million.

YEAR ENDED JUNE 30, 1999

    During the year ended June 30, 1999, Company received $102.1 million of additional capital. Net proceeds to the Company, after issuance expenses, were $92.4 million. The additional capital was received in a series of transactions with Capital Z, designees of Capital Z, management of the Company, existing shareholders and holders of the Company's convertible debt. The Company also issued warrants to purchase 500,000 shares of the Company's Common Stock for $5.00 per share to Capital Z and its affiliates. Such transactions are summarized below.

    The Company issued 27,000 shares of Series B Convertible Preferred Stock (the "Series B Stock") and 15,000 shares of the Series C Stock and received $101.8 million. Of the $101.8 million, $100.0 million was received from Capital Z, $1.8 million was received from certain designees of Capital Z and the Company's former Chief Executive Officer and a director of the Company pursuant to his employment contract with the Company. Net proceeds to the Company, after issuance expenses, were $92.2 million. Of the $101.8 million of additional capital, $25.0 million was received in cash on August 3, 1999, but was recorded in the accompanying consolidated balance sheet at June 30, 1999 as an account receivable and as stockholders' equity pursuant to the FASB's Emerging Issues Task Force Issue No. 85-1.

    $265,000 of additional capital in the form of Common Stock was received through the exercise of Common Stock options or through the conversion of the Company's 5.5% Convertible Subordinated Debentures.

YEAR ENDED JUNE 30, 1998

    The Company issued 560,000 shares of its Common Stock, or 9.9% of the Company's then outstanding shares, at a purchase price of $68.8125 per share to private entities and received approximately $38.5 million in net proceeds. The Company also issued warrants to these entities to purchase an additional 9.9% of the Company's Common Stock at an exercise price of $26.34. The warrants are subject to customary anti-dilution provisions, exercisable only upon a change in control of the Company and expire in April 2001.

    Additionally, the Company received $2.0 million of additional capital through the exercise of Common Stock options or through the conversion of the Company's 5.5% Convertible Subordinated Debentures.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 14. STOCKHOLDERS' EQUITY (CONTINUED)
OTHER INFORMATION

    All authorized and outstanding Series B and Series C Stock share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the 1,000-for-1 stock split effected by the Company on September 24, 1999. Outstanding Common Stock and Series C share amounts and per share information in the accompanying consolidated financial statements have been retroactively restated for the 1-for-5 reverse stock split effected on April 14, 2000.

    The Company's Series B, Series C and Series D Stock rank senior in right to dividends and liquidation to all classes of the Company's common and other preferred stock. The Series C and Series D Stock does not have the right to vote for directors.

    The Series B, Series C and Series D Stock currently accrue and accumulate dividends at a rate of 6.5% which increases to 8.125% in February 2001. At
June 30, 2000, aggregate accrued and unpaid dividends on the Company's convertible preferred stock were $10.1 million. In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company's earnings and cash flows improved. Credit agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements or would otherwise cause a breach of a net worth or liquidity covenants. The Company's Indenture relating to its 9.125% Senior Notes due 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period (minus 100% of any deficit); (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994 (minus 100% of net losses for any fiscal year), plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994. Under the most restrictive of these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

NOTE 15. TRANSACTIONS INVOLVING DIRECTORS, OFFICERS AND AFFILIATES

    During the years ended June 30, 2000 and 1999, the Company incurred management fees and out-of-pocket expenses in the amount of $2.5 million and $1.2 million, respectively, relating to advisory services rendered by Equifin Capital Management, LLC ("Equifin"), a company whose principal officer also serves as a director of the Company.

    In connection with a recent $50.0 million investment in the Company by Capital Z, the Company paid an $800,000 transaction fee to Equifin. Such transaction fee was deducted from the capital proceeds received.

    Included in accounts payable and accrued expenses in the accompanying consolidated balance sheet is a $1.0 million fee owed to Capital Z for Capital Z's agreement to act as guarantor on a subline to one of the Company's revolving warehouse and repurchase facilities. In connection with capital contributions during the year ended June 30, 1999, the Company paid a transaction fee and a commitment fee of $1.0 million and $2.0 million, respectively, to Capital Z, and paid a $250,000 transaction fee to Equifin. The transaction fees were deducted from capital proceeds received. During

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 15. TRANSACTIONS INVOLVING DIRECTORS, OFFICERS AND AFFILIATES (CONTINUED) the years ended June 30, 2000 and 1999, the Company reimbursed Capital Z $81,000 and $262,000, respectively, for out-of-pocket expenses.

    During the year ended June 30, 2000, the Company concluded severance arrangements with certain former members of management that had employment or severance agreements that provided for enhanced severance and other benefits upon a change in control, as defined in the agreements. Included in the accompanying consolidated statement of operations for the year ended June 30, 2000 is approximately $4.0 million of expense related to such settlements. At June 30, 2000, the Company was committed to remit an additional $650,000 to former officers during the year ended June 30, 2001.

    During the year ended June 30, 1999, and as a means to induce its then president to enter into a new employment agreement, the Company paid the president a bonus of approximately $1.5 million, the receipt of which the president had deferred since June 1998.

    In 1999, the Company terminated the Executive and Director Loan Program under which directors and executive officers of the Company were entitled to obtain a mortgage loan from the Company at the Company's cost of funds plus 25 basis points as determined by an approved, independent investment banking firm.

    From time to time certain officers, directors and employees of the Company previously acted as private investors in loan transactions originated by the Company. The Company discontinued its private investor program during the year ended June 30, 1998.

NOTE 16. FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

SECURITIZATIONS--HEDGING INTEREST RATE RISK

    The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as twelve months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market interest rate movements) would narrow. From time to time, the Company mitigates this exposure through agreements with third parties that sell United States Treasury securities not yet purchased, forward interest rate swap contracts and the purchase of Treasury put options. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

    At June 30, 2000 and 1999, the Company did not have any derivatives or hedge transactions in place.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 16. FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES (CONTINUED) CREDIT RISK

    The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase and securitized loans.

    The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business, including commitments to extend credit to borrowers. The Company has a first or second lien position on all of its loans, and the combined loan-to-value ratio ("CLTV") permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. In some cases, the Company originates loans up to 97% CLTV that are insured down to 67% CLTV with mortgage insurance. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value of the mortgaged property at the time of origination, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

NOTE 17. NET INCOME (LOSS) PER SHARE

    The following table sets forth information regarding net loss per common share for the years ended June 30, 2000, 1999 and 1998 (Dollars and weighted average number of shares in thousands):

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
Basic net income (loss) per common share:
  Net income (loss).........................................   (122,372)   (247,967)   27,563
  Plus: Accrued dividends on Series B and C Convertible
    Preferred
       Stock................................................     (8,126)     (1,950)       --
                                                              ---------   ---------   -------
Basic net income (loss).....................................   (130,498)   (249,917)   27,563
  Plus: Interest on convertible subordinated debentures.....         --          --     3,645
                                                              ---------   ---------   -------
Diluted net income (loss)...................................   (130,498)   (249,917)   31,208
                                                              =========   =========   =======
Basic weighted average number of common shares
  outstanding...............................................      6,209       6,200     5,710
                                                              =========   =========   =======
Basic weighted average number of common shares
  outstanding...............................................      6,209       6,200     5,710
  Plus: Options.............................................         --          --       219
       Convertible Shares...................................         --          --     1,221
                                                              ---------   ---------   -------
Diluted weighted average number of common shares
  outstanding...............................................      6,209       6,200     7,150
                                                              =========   =========   =======
Earnings (loss) per share:
  Basic.....................................................  $  (21.02)  $  (40.31)  $  4.83
                                                              =========   =========   =======
  Diluted...................................................  $  (21.02)  $  (40.31)  $  4.36
                                                              =========   =========   =======

NOTE 18. NONRECURRING CHARGES

    During the year ended June 30, 1999, the Company recorded a $37.0 million one-time charge related to advances.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

    A summary of unaudited quarterly operating results for the years ended June 30, 2000 and 1999 follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED,
                                                       ------------------------------------------
                                                       SEPT. 30    DEC. 31    MAR. 31    JUNE 30
                                                       --------   ---------   --------   --------
2000
Revenue..............................................  $60,938       12,916     (1,991)    41,919
Income (loss) before income taxes....................    1,366      (46,345)   (60,932)   (13,092)
Net income (loss)....................................      791      (47,695)   (61,465)   (14,003)
Loss per share--diluted..............................    (0.10)       (8.00)    (10.25)     (2.64)

1999
Revenue..............................................  $57,761    $(154,423)  $ 36,814   $ 43,695
Loss before income taxes.............................   (3,233)    (208,076)   (52,153)   (14,687)
Net loss.............................................   (2,156)    (195,745)   (35,979)   (14,087)
Loss per share--diluted..............................    (0.35)      (31.56)     (5.91)     (2.47)

NOTE 20. SUBSEQUENT EVENTS (UNAUDITED)

    On September 21, 2000, the Company sold $460.0 million of loans held for sale in the form of a securitization and sold for cash the residual interest created in the securitization. The Company also sold its servicing rights and the rights to prepayment penalties under the securitization for cash.

                                 EXHIBIT INDEX

       2.1              Agreement and Plan of Reorganization, dated as of August 12,
                        1996, as amended by Amendment No. 1, dated August 28, 1996 by and among Registrant, Aames Acquisition Corporation, One
                        Stop Mortgage, Inc. and Neil B. Kornswiet (1)

       3.1              Certificate of Incorporation of Registrant, as amended (2)

       3.2              Bylaws of Registrant, as amended (3)

       4.1              Specimen certificate evidencing Common Stock of Registrant
                        (2)

       4.2              Specimen certificate evidencing Series B Convertible
                        Preferred Stock of Registrant (2)

       4.3              Certificate of Designations for Series B Convertible
                        Preferred Stock of Registrant, as amended (4)

       4.4              Specimen certificate evidencing Series C Convertible
                        Preferred Stock of Registrant (2)

       4.5              Certificate of Designations for Series C Convertible
                        Preferred Stock of Registrant, as amended (4)

       4.6              Specimen certificate evidencing Series D Convertible
                        Preferred Stock of Registrant (2)

       4.7              Certificate of Designations for Series C Convertible
                        Preferred Stock of Registrant, as amended (4)

       4.8(a)           Rights Agreement, dated as of June 21, 1996 between
                        Registrant and Wells Fargo Bank, as rights agent (5)

       4.8(b)           Amendment to Rights Agreement, dated as of April 27, 1998
                        (6)

       4.8(c)           Amendment to Rights Agreement, dated as of December 23, 1998
                        (7)

       4.9(a)           Indenture of Trust, dated February 1, 1995, between
                        Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002 (8)

       4.9(b)           Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 4.9(a) (9)

       4.10             Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's
                        5.5% Convertible Subordinated Debentures due 2006 (10)

       4.11(a)          First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain
                        wholly owned subsidiaries of Registrant, relating to
                        Registrant's 9.125% Senior Notes due 2003 (10)

       4.11(b)          Second Supplemental Indenture, dated as of February 10,
                        1999, between Registrant, The Chase Manhattan Bank and
                        certain wholly owned subsidiaries of Registrant, relating to
                        Registrant's 9.125% Senior Notes due 2003 (11)

      10.1              Form of Director and Officer Indemnification Agreement (12)

      10.2              Employment Agreement between Registrant and A. Jay Meyerson
                        (2)

      10.3              Letter Agreement, dated as of January 5, 2000, between the
                        Registrant and Cary H. Thompson (2)

      10.4              Stock Option Agreement, dated as of March 10, 1996, between
                        Registrant and Cary H. Thompson (13)

      10.5              Warrant to purchase Common Stock, dated as of August 3,
                        1999, granted by the Registrant to Steven M. Gluckstern (2)

      10.6              Warrant to purchase Common Stock, dated as of August 3,
                        1999, granted by the Registrant to Adam M. Mizel (2)

      10.7              Warrant to purchase Common Stock, dated as of August 3,
                        1999, granted by the Registrant to Eric C. Rahe (2)

      10.8              Warrant to purchase Common Stock, dated as of August 3,
                        1999, granted by the Registrant to Mani A. Sadeghi (2)

      10.9              Warrant to purchase Common Stock, dated as of August 3,
                        1999, granted by the Registrant to Robert A. Spass (2)

      10.10(a)          Non-Financed Management Investment Agreement, dated as of
                        August 23, 2000, between the Registrant and A. Jay Meyerson
                        (2)

      10.10(b)          Financed Management Investment Agreement, dated as of August
                        23, 2000, between the Registrant and A. Jay Meyerson (2)

      10.10(c)          Secured Promissory Note, dated as of August 23, 2000, given by A. Jay Meyerson to the Registrant (2)

      10.10(d)          Pledge Agreement, dated as of August 23, 2000, between the
                        Registrant and A. Jay Meyerson (2)

      10.11(a)          Management Investment Agreement, dated as of October 1,
                        1999, between the Registrant and William Cook (2)

      10.11(b)          Management Investment Agreement, dated as of October 1,
                        1999, between the Registrant and William Cook (2)

      10.11(c)          Secured Promissory Note, dated as of October 1, 1999, given by William Cook to the Registrant (2)

      10.11(d)          Pledge Agreement, dated as of October 1, 1999, between the
                        Registrant and William Cook (2)

      10.12(a)          Management Investment Agreement, dated as of October 1,
                        1999, between the Registrant and John Kohler (2)

      10.12(b)          Secured Promissory Note, dated as of October 1, 1999, given by John Kohler to the Registrant (2)

      10.12(c)          Pledge Agreement, dated as of October 1, 1999, between the
                        Registrant and John Kohler (2)

      10.13(a)          Management Investment Agreement, dated as of October 1,
                        1999, between the Registrant and Neil Notkin (2)

      10.13(b)          Secured Promissory Note, dated as of October 1, 1999, given by Neil Notkin to the Registrant (2)

      10.13(c)          Pledge Agreement, dated as of October 1, 1999, between the
                        Registrant and Neil Notkin (2)

      10.14(a)          Management Investment Agreement, dated as of October 1,
                        1999, between the Registrant and Geoffrey Sanders (2)

      10.14(b)          Secured Promissory Note, dated as of October 1, 1999, given by Geoffrey Sanders to the Registrant (2)

      10.14(c)          Pledge Agreement, dated as of October 1, 1999, between the
                        Registrant and Geoffrey Sanders (2)

      10.15             1991 Stock Incentive Plan, as amended (14)

      10.16             1995 Stock Incentive Plan (13)

      10.17(a)          1996 Stock Incentive Plan (15)

      10.17(b)          Amendment No. 1 to Exhibit 10.17(a) (12)

      10.18             1997 Stock Option Plan (16)

      10.19 1997 Non-Qualified Stock Option Plan (amended and restated effective May 22, 1998) (16)

      10.20             Amended and Restated 1999 Stock Option Plan (17)

      10.21             Office Lease, dated as of September 15, 1998, between
                        Colonnade Wilshire Corp. and the Registrant, for the premises located at 3731 Wilshire Boulevard, Los Angeles,
                        California. (3)

      10.22(a)          Office Building Lease, dated as of August 7, 1996, between
                        Registrant and California Plaza IIA, LLC, for the premises located at 350 S. Grand Avenue, Los Angeles, California (12)

      10.22(b)          First Amendment, dated as of August 15, 1997, to Exhibit
                        10.22(a) (12)

      10.23(a)          Preferred Stock Purchase Agreement, dated as of December 23,
                        1998, between Registrant and Capital Z Financial Services
                        Fund II, L.P. (7)

      10.23(b)          Amendment No. 1 to Exhibit 10.23(a) (11)

      10.23(c)          Amendment No. 2 to Exhibit 10.23(a) (3)

      10.23(d)          Amendment No. 3 to Exhibit 10.23(a) (3)

      10.23(e)          Amendment No. 4 to Exhibit 10.23(a) (3)

      10.24(a)          Registration Rights Agreement, dated as of February 10,
                        2000, between the Registrant and Capital Z Financial
                        Services Fund II, L.P. (18)

      10.24(b)          Supplement No. 1, dated as of June 7, 2000, to Exhibit
                        10.24(a) (2)

      10.25(a)          Preferred Stock Purchase Agreement, dated as of May 19,
                        2000, between the Registrant and Specialty Finance Partners
                        (19)

      10.25(b)          Letter Agreement, dated June 7, 2000, between the Registrant and Specialty Finance Partners regarding Exhibit 10.25(a)
                        (20)

      10.26(a)          Agreement for Management Advisory Services, dated as of
                        February 10, 1999 between Registrant and Equifin Capital
                        Management, LLC (21)

      10.26(b)          Amendment No. 1, dated June 7, 2000, to Exhibit 10.26(a) (2)

      10.27             Warrant to Purchase Common Stock of the Registrant, dated as of January 4, 1999, granted by the Registrant to Capital Z
                        Management LLC (22)

      10.28             Warrant to Purchase Series D Convertible Preferred Stock of
                        the Registrant, dated as of July 12, 2000, granted by the
                        Registrant to Specialty Finance Partners (2)

      10.29             Historical Advance Purchase Agreement, dated as of June 10,
                        1999, between ACC and Steamboat Financial Partnership I,
                        L.P. (3)

      10.31             Historical Advance Purchase Agreement, dated as of June 17,
                        1999, between ACC and Steamboat Financial Partnership I,
                        L.P. (3)

      10.31(a)          Limited Partnership Agreement of Steamboat Financial
                        Partnership I, L.P., dated as of June 10, 1999, between
                        Random Properties Acquisition Corp. IV, ACC and Greenwich
                        Capital Derivatives, Inc. (3)

      10.31(b)          Amendment No. 1 to Exhibit 10.31(a) (21)

      10.32             Historical Advance Purchase Agreement between ACC and
                        Steamboat Financial Partnership, L.P., dated as of February
                        24, 2000 (21)

      10.33             Delinquency Advance Purchase Agreement, dated as of May 13,
                        1999, between ACC and Fairbanks Capital Corp. (3)

      10.34             Sub-Servicing Agreement 1997-1, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp. (3)

      10.35             Sub-Servicing Agreement 1996-D, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp. (3)

      10.36(a)          Master Loan and Security Agreement, dated as of October 29,
                        1999, between Aames Capital Corporation and Morgan Stanley
                        Mortgage Capital, Inc. (23)

      10.36(b)          First Amendment to Master Loan and Security Agreement, dated as of December 30, 1999, to Exhibit 10.36(a) (24)

      10.36(c) Amendment No. 2 to the Master Loan and Security Agreement, dated as of April 4, 2000 to 10.36(a) (24)

      10.36(d)          Third Amendment, dated as of June 6, 2000, to Exhibit
                        10.36(a) (20)

      10.36(e)          Fourth Amendment, dated as of June 8, 2000, to Exhibit
                        10.36(a) (2)

      10.36(f)          Fifth Amendment, dated as of August 31, 2000, to Exhibit
                        10.36(a) (2)

      10.37(a)          Second Amended and Restated Master Repurchase Agreement
                        Governing Purchases and Sales of Mortgage Loans, dated as of
                        April 28, 2000, between Aames Capital Corporation,
                        Registrant's wholly owned subsidiary ('ACC') and Lehman
                        Commercial Paper, Inc. (21)

      10.37(b)          Guaranty, dated as of April 28, 2000, between Registrant and
                        Lehman Commercial Paper, Inc., with respect to Exhibit
                        10.37(a). (21)

      10.38(a)          Warehouse Loan and Security Agreement, dated as of February
                        10, 2000, between ACC and Greenwich Capital Financial
                        Products, Inc. (21)

      10.38(b)          Guaranty, dated as of February 10, 2000, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.38(a) (21)

      10.38(c)          Amendment No. 1 to Guaranty, dated as of April 28, 2000,
                        between Registrant and Greenwich Capital Financial Products,
                        Inc., with respect to Exhibit 10.38(b) (21)

      10.39             Residual Forward Sale Facility, dated as of August 31, 2000, between Registrant and Capital Z Investments L.P. (2)

      11                Computation of Per Share Earnings (Loss) (2)

      21                Subsidiaries of the Registrant (2)

      23.1              Consent of Ernst & Young LLP (2)

      23.2              Consent of PricewaterhouseCoopers LLP (2)

      27                Financial Data Schedule (2)

------------------------

 (1) Incorporated by reference from Registrant's Current Report on Form 8-K dated as of, and filed with the Commission on, September 12, 1996

 (2) Filed herewith

 (3) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and filed with the Commission on September 3, 1999

 (4) Included in Exhibit 3.1 hereto

 (5) Incorporated by reference from Registrant's Registration Statement on Form 8-A, File No. 33-13660, filed with the Commission on July 12, 1996

 (6) Incorporated by reference from Registrant's Registration Statement on Form 8-A/A dated as of, and filed with the Commission on, April 27, 1998

 (7) Incorporated by reference from Registrant's Current Report on Form 8-K dated as of December 23, 1998 and filed with the Commission on December 31, 1999

 (8) Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-88516

 (9) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 and on file with the Commission

 (10) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996

 (11) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and filed with the Commission on February 22, 1999

 (12) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and filed with the Commission on September 29, 1997

 (13) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and filed with the Commission on September 16, 1996

 (14) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-62400

 (15) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated as of, and filed with the Commission on, January 13, 1997

 (16) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated as of, and filed with the Commission on, June 25, 1998

 (17) Incorporated by reference from Registrant's Registration Statement on Form S-8 dated as of, and filed with the Commission on, September 15, 2000

 (18) Incorporated by reference to the Form of Warrant to Purchase Common Stock of the Registrant, filed as Exhibit F to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated as of December 23, 1998 and filed with the Commission on December 31, 1998

 (19) Incorporated by reference from Registrant's Current Report on Form 8-K dated as of May 19, 2000 and filed with the Commission on May 24, 2000

 (20) Incorporated by reference from Registrant's Current Report on Form 8-K dated as of June 7, 2000 and filed with the Commission on June 9, 2000

 (21) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and filed with the Commission on May 22, 2000

 (22) Incorporated by reference to the Form of Warrant to Purchase Common Stock of the Registrant, filed as Exhibit C to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated as of December 23, 1998 and filed with the Commission on December 31, 1998

 (23) Incorporated by reference from Registrant's Current Report on Form 8-K dated as of October 29, 1999 and filed with the Commission on January 14, 2000

 (24) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and filed with the Commission on February 14, 2000