Form 10-Q
period 2000-09-30
AAMES FINANCIAL CORP/DE
filed 2000-11-14
CIK 879957

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    AT OCTOBER 31, 2000, REGISTRANT HAD 6,249,799 SHARES OF COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                                       PAGE NO.
--------                                                                       --------
                             PART I--FINANCIAL INFORMATION

Item 1--        Financial Statements

                Condensed Consolidated Balance Sheets at September 30, 2000
                 (Unaudited) and June 30, 2000 (Audited)....................       3

                Condensed Consolidated Income Statement for the three months
                 ended September 30, 2000 and 1999 (Unaudited)..............       4

                Condensed Consolidated Statements of Cash Flows for the
                 three months ended September 30, 2000 and 1999
                 (Unaudited)................................................       5

                Notes to Condensed Consolidated Financial Statements
                 (Unaudited)................................................       6

Item 2--        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................       8

                              PART II--OTHER INFORMATION

Item 1--        Legal Proceedings...........................................      28

Item 2--        Changes in Securities.......................................      28

Item 3--        Defaults Upon Senior Securities.............................      28

Item 4--        Submission of Matters to a Vote of Security Holders.........      28

Item 5--        Other Information...........................................      28

Item 6--        Exhibits and Reports on Form 8-K............................      28

Signature Page..............................................................      29

ITEM 1.  FINANCIAL STATEMENTS

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                                              SEPTEMBER 30,     JUNE 30,
                                                                  2000            2000
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
                                          ASSETS

Cash and cash equivalents...................................  $ 28,656,000    $ 10,179,000
Loans held for sale, at lower of cost or market.............   249,444,000     398,921,000
Accounts receivable.........................................    69,066,000      52,713,000
Residual interests, at estimated fair value.................   281,535,000     290,956,000
Mortgage servicing rights, net..............................    10,605,000      12,346,000
Equipment and improvements, net.............................    10,766,000      10,522,000
Prepaid and other...........................................    16,079,000      14,727,000
                                                              ------------    ------------
    Total assets............................................  $666,151,000    $790,364,000
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings..................................................  $275,470,000    $275,470,000
Revolving warehouse and repurchase facilities...............   236,300,000     375,015,000
Accounts payable and accrued expenses.......................    58,067,000      56,985,000
Income taxes payable........................................     8,448,000       8,416,000
                                                              ------------    ------------
    Total liabilities.......................................   578,285,000     715,886,000
                                                              ------------    ------------
Commitments and contingencies
Stockholders' equity:
    Series A Preferred Stock, par value $0.001 per share;
      500,000 shares authorized; none outstanding...........            --              --
    Series B Convertible Preferred Stock, par value $0.001
      per share; 26,704,000 shares authorized; 26,704,000
      shares outstanding....................................        27,000          27,000
    Series C Convertible Preferred Stock, par value $0.001
      per share; 61,230,000 and 107,123,000 shares
      authorized; 20,354,000 and 60,976,000 shares
      outstanding...........................................        20,000          61,000
    Series D Convertible Preferred Stock; par value $0.001
      per share; 108,566,000 shares authorized; 59,412,000
      shares outstanding....................................        59,000              --
    Common Stock, par value $0.001 per share; 400,000,000
      shares authorized; 6,238,000 and 6,235,000 shares
      outstanding...........................................         6,000           6,000
Additional paid-in capital..................................   417,490,000     401,652,000
Retained deficit............................................  (329,736,000)   (327,268,000)
                                                              ------------    ------------
Total stockholders' equity..................................    87,866,000      74,478,000
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $666,151,000    $790,364,000
                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENT

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
Revenue:
  Gain on sale of loans.....................................   $19,921,000     $21,797,000
  Origination fees..........................................    12,332,000      11,388,000
  Loan servicing............................................     4,306,000       3,755,000
  Interest..................................................    23,354,000      23,998,000
                                                               -----------     -----------
    Total revenue...........................................    59,913,000      60,938,000
                                                               -----------     -----------
Expenses:
  Compensation..............................................    26,072,000      23,112,000
  Production................................................     4,514,000       8,641,000
  General and administrative................................    13,589,000      14,271,000
  Interest..................................................    15,009,000      13,548,000
                                                               -----------     -----------
    Total expenses..........................................    59,184,000      59,572,000
                                                               -----------     -----------
Income before income taxes..................................       729,000       1,366,000
Provision for income taxes..................................        36,000         575,000
                                                               -----------     -----------
Net income..................................................   $   693,000     $   791,000
                                                               ===========     ===========
Net loss per common share:
  Basic.....................................................   $     (0.40)    $     (0.12)
                                                               ===========     ===========
  Diluted...................................................   $     (0.40)    $     (0.12)
                                                               ===========     ===========
Weighted average number shares outstanding:
  Basic.....................................................     6,211,000       6,202,000
  Diluted...................................................     6,211,000       6,202,000

     See accompanying notes to condensed consolidated financial statements.

                  AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
Operating activities:
  Net income................................................  $     693,000   $     791,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      1,320,000       1,522,000
    Gain on sale of loans...................................             --     (21,037,000)
    Accretion of residual interests.........................    (10,923,000)    (13,137,000)
    Mortgage servicing rights originated....................             --      (3,601,000)
    Mortgage servicing rights amortized.....................      1,741,000       2,292,000
    Changes in assets and liabilities:
      Loans held for sale originated or purchased...........   (518,136,000)   (523,524,000)
      Proceeds from sale of loans held for sale.............    667,613,000     699,186,000
    Decrease (increase) in:
      Accounts receivable...................................    (16,353,000)    (19,058,000)
      Residual interests....................................     20,345,000       8,864,000
      Prepaid and other.....................................     (1,352,000)      2,666,000
      Income tax refund receivable..........................             --       1,737,000
    Increase (decrease) in:
      Accounts payable and accrued expenses.................     (2,081,000)     (1,304,000)
      Income taxes payable..................................         32,000       1,592,000
                                                              -------------   -------------
Net cash provided by operating activities...................    142,899,000     136,989,000
                                                              -------------   -------------
Investing activities:
  Purchases of equipment and improvements...................     (1,564,000)       (323,000)
                                                              -------------   -------------
Net cash used in investing activities.......................     (1,564,000)       (323,000)
                                                              -------------   -------------
Financing activities:
  Net proceeds from convertible preferred stock issuance....     15,857,000      24,000,000
  Proceeds from exercise of common stock options............             --           2,000
  Proceeds from (reductions in) revolving warehouse and
    repurchase facilities...................................   (138,715,000)   (176,230,000)
  Other, net................................................             --          (8,000)
                                                              -------------   -------------
Net cash used in financing activities.......................   (122,858,000)   (152,236,000)
                                                              -------------   -------------
Net increase (decrease) in cash and cash equivalents........     18,477,000     (15,570,000)
Cash and cash equivalents at beginning of period............     10,179,000      20,764,000
                                                              -------------   -------------
Cash and cash equivalents at end of period..................  $  28,656,000   $   5,194,000
                                                              =============   =============

     See accompanying notes to condensed consolidated financial statements.

                          AAMES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

    The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with generally accepted accounting principles in the United States for the interim periods reported. The results of operations for the Company for the three months ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

    At September 30, 2000, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") owned preferred stock representing approximately 47.3% of the Company's combined voting power in the election of directors and approximately 91.4% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

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

NOTE 3: STOCKHOLDERS' EQUITY

    On June 10, 2000 and in the first of a two-phase $50.0 million investment by Capital Z, the Company issued 40.8 million shares of Series C Convertible Preferred Stock, par value $0.001 per share (the "Series C Stock"), for $0.85 per share to Capital Z and received $34.7 million, and issued warrants to Capital Z to purchase 5.0 million shares of the Series C Stock at $0.85 per share. Net proceeds to the Company, after issuance expenses, were $34.3 million.

    Subsequently, in the second phase which occurred on July 12, 2000, the Company issued 18.0 million of Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Stock"), to Capital Z for $0.85 per share, its stated value, and received $15.3 million. Net proceeds, after issuance expenses, were $14.5 million. At the same time, Capital Z exchanged the 40.8 million

                          AAMES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3: STOCKHOLDERS' EQUITY (CONTINUED) shares of Series C Stock and the warrants to purchase 5.0 million shares of Series C Stock received in the first phase for an equal number of shares and warrants to purchase Series D Stock.

NOTE 4: PER SHARE DATA

    The following table sets forth information regarding net loss per common share for the three months ended September 30, 2000 and 1999 (unaudited):

                                                                    THREE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Basic net loss per common share:
  Net income................................................  $   693,000   $  791,000
  Less: Accrued dividends on Series B, C and D Convertible
    Preferred
       Stock................................................   (3,162,000)  (1,541,000)
                                                              -----------   ----------
  Basic net loss to common stockholders.....................   (2,469,000     (750,000)
  Basic weighted average number of common shares
    outstanding.............................................    6,211,000    6,202,000
                                                              -----------   ----------
Basic net loss per common share.............................  $     (0.40)  $    (0.12)
                                                              ===========   ==========

Diluted net loss per common share:

  Diluted net loss to common stockholders...................  $(2,469,000)  $ (750,000)

  Diluted weighted average number of common shares
    outstanding.............................................    6,211,000    6,202,000
                                                              -----------   ----------

Diluted net loss per common share...........................  $     (0.40)  $    (0.12)
                                                              ===========   ==========

NOTE 5: RECLASSIFICATIONS

    Certain amounts related to fiscal year 2000 have been reclassified to conform to the fiscal year 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations of Aames Financial Corporation (the "Company") should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales,
(c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Recent Developments" and "Risk Factors" and the other portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2001, and any current reports on Form 8-K filed by the Company.

RECENT EVENTS

    During the three months ended September 30, 2000, the Company recorded net income of $693,000 compared to $791,000 in the comparable period a year ago. The first quarter of fiscal 2001 is the Company's first profitable quarter since September 30, 1999.

    As previously reported, on September 21, 2000, the Company completed a securitization of $460.0 million of mortgage loans and sold its residual interest to Capital Z Investments, L.P., a Bermuda partnership ("CZI") an affiliate of Capital Z Financial Services Fund II, L.P., a Bermuda partnership through the Residual Forward Sale Facility with CZI (the "Residual Facility") for cash. Although the Company generally retains the servicing on the loans it securitizes, the Company sold its servicing rights and the rights to prepayment penalties under the securitization because the price paid by the purchaser resulted in a realized gain on sale higher than what the Company would have realized had the mortgage servicing rights and the rights to prepayment fees been retained, and the gain was for cash.

    As a result of the investment of $50.0 million by Specialty Finance Partners, the Company's largest stockholder ("SFP" and, together with Capital Z Financial Services Fund II, L.P. which controls SFP, "Capital Z") completed in July of 2000, the Company intends to make a distribution to the holders of the Company's Common Stock, and Series C Convertible Preferred Stock, in the form of a dividend of nontransferable subscription rights to purchase shares of Series D Convertible Preferred Stock for $0.85 per share (the "Rights Offering"). Capital Z has agreed that neither they nor any of their affiliates (including SFP) will participate in the Rights Offering. Consequently, the number of shares offered in the Rights Offering to stockholders not affiliated with Capital Z (the "Nonaffiliated Stockholders") will be approximately 19.8 million shares of Series D Convertible Preferred Stock. The Company currently expects to complete the Rights Offering during the quarter ending March 31, 2001.

    As previously reported, the Company was notified in writing by the New York Stock Exchange (the "NYSE") on September 12, 2000 (the "NYSE Notice") that the average closing price per share of the Company's Common Stock was below the NYSE's minimum stock price requirement of $1.00 per share as of the thirty trading-day period ended July 19, 2000. Pursuant to the NYSE Notice, the Company has until December 29, 2000 to raise the thirty day average closing price of the Common Stock above $1.00 per share or the NYSE will suspend the Company's listing and apply to the Securities and Exchange Commission ("SEC") for delisting. Based upon the NYSE Notice, the Company expects the NYSE to review the closing price of the Common Stock on that date. The closing price of the Common Stock on November 10, 2000 was $1.50 per share and the average closing price for the thirty trading-day period ended November 10, 2000 was $1.573 per share. There can be no assurance that the thirty day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be delisted by the NYSE. If the Common Stock were delisted by the NYSE, it would seriously impair the ability of Common stockholders to trade their shares.

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

    The Company continues to focus on its core business strategy, which consists of: (i) increasing core loan production; (ii) maximizing opportunities in loan servicing; and (iii) becoming self-financing (i.e., the ability to obtain sufficient lines of credit to provide financing for assets created by the Company and the reduction of reliance on the public equity and debt markets) through continuing to diversify funding sources and reducing its costs of production.

    INCREASE CORE LOAN PRODUCTION. The Company intends to evaluate expansion opportunities in its retail and broker operations, including Internet, by improving market penetration in existing locations and evaluating other potential locations and by building new relationships with independent mortgage brokers, with the goal of increasing market share in these areas. The Company regularly reviews its loan offerings and introduces new loan products to further meet the needs of its customers and increase its core loan production volume.

    MAXIMIZE OPPORTUNITIES IN LOAN SERVICING. The Company intends to build slowly the size of its servicing portfolio to provide a stable and significant source of recurring revenue by continuing to increase loan originations, selling a portion of its loan production through new securitizations and retaining the servicing in such securitizations. However, as a means to maximize profitability and cash flow in securitizations, the Company may, from time to time, consider securitizing on a servicing released basis through the sale for cash of the rights to service loans in a securitization.

    BECOME SELF FINANCING THROUGH CONTINUING TO DIVERSIFY FUNDING SOURCES AND REDUCING ITS COSTS OF PRODUCTION. The Company intends to continue to expand and diversify its funding sources by adding additional warehouse or repurchase facilities, disposing of a portion of its loan production for cash in the whole loan market, selling residual interests created in securitizations through the Residual Facility until the expiration of that facility, and developing new sources for working capital. The Company also intends to reduce its costs of production primarily through increasing the economies of scale of its core retail and broker production, including Internet production, while at the same time identifying opportunities for cost containment and/or continued reductions in the costs of production within the Company.

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

    LOAN ORIGINATION. The Company originates loans nationally through its core retail and broker channels, including the Internet. The Company also purchases closed loans through correspondents, which it has materially decreased since fiscal 1998. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases.

    The following table presents the volume of loans originated and purchased by the Company during the periods presented:

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                         SEPTEMBER 30,             JUNE 30,
                                  ---------------------------   ---------------
                                      2000           1999            2000
                                  ------------   ------------   ---------------
                                                 (IN THOUSANDS)
Broker Network(1)...............  $281,814,000   $331,546,000    $303,789,000
Retail(2).......................   232,201,000    179,216,000     222,118,000
Correspondent...................     4,123,000     12,762,000       2,297,000
                                  ------------   ------------    ------------
    Total.......................  $518,138,000   $523,524,000    $528,204,000
                                  ============   ============    ============

------------------------

(1) Includes loans originated through telemarketing and the Internet, through an affiliation with certain Internet lending sites, of $15.6 million, and $19.1 million during the three months ended September 30, 2000 and June 30, 2000, respectively.

(2) Includes loans originated through the Internet, through an affiliation with certain Internet lending sites, of $8.2 million, and $5.0 million during the three months ended September 30, 2000 and June 30, 2000, respectively.

    Total loan production during the three months ended September 30, 2000 of $518.1 million was down $10.1 million, or 1.9% from the $528.2 million reported during the three months ended June 30, 2000. The Company's core retail and broker production was $514.0 million during the three months ended
September 30, 2000, down $11.9 million from the $525.9 million reported for the three months ended June 30, 2000. The decline was due to a $22.0 million decrease in broker production due to certain credit and pricing changes made by the Company, partially offset by a $10.1 million increase in retail production. Correspondent production during the three months ended September 30, 2000 was approximately $4.1 million as compared to $2.3 million during the three months ended June 30, 2000. In the latter part of the quarter ended December 31, 1999, the Company commenced originating retail loans through the Internet, through an affiliation with certain Internet lending sites. Retail loans originated through the Internet during the three months ended September 30, 2000 were $8.2 million compared to $5.0 million during the three months ended June 30, 2000. During the quarter ended June 30, 2000, the Company's broker channel commenced originating loans through telemarketing and Internet, through an affiliation with certain Internet lending sites. Loan originations from these sources were $15.6 million during the three months ended September 30, 2000 compared to $19.1 million during the three months ended June 30, 2000. Total loan production of $23.8 million attributable to the Internet and electronic sourcing represents 4.6% of total loan production during the three months ended September 30, 2000. The Company expects Internet and other electronically sourced production to generate an increasing dollar amount and percentage of total loan production in the coming quarters.

    Total loan production during the three months ended September 30, 2000 of $518.1 million was down $5.4 million, or 1.0%, from the $523.5 million reported for the three months ended September 30, 1999. Although total loan originations declined by $5.4 million, origination volume through the Company's core retail and broker channels increased by $3.2 million to $514.0 million during the three months ended September 30, 2000, compared to $510.8 million during the three months ended September 30, 2000. The increase was due to a $53.0 million increase in retail production largely offset by a $49.7 million decline in broker production due to increased pricing in response to a rising interest rate environment and changes in underwriting designed to improve credit quality. Correspondent production decreased by $8.7 million to $4.1 million during the three months ended September 30, 2000 from $12.8 million in the comparable three month period a year ago. This decline reflects the Company's previously reported decision to decrease its reliance on this channel for loan production.

    The following table sets forth the number of retail branch and broker offices operated by the Company at September 30, 2000 and 1999:

                                                                      SEPTEMBER 30,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
Retail branch offices.......................................         97           102
Broker offices..............................................          5            35

    The decline between September 30, 2000 and 1999 in the number of retail branch offices reflects the Company's decision, as part of cost reduction efforts, to close unprofitable branches and, with respect to broker offices, to regionalize its back office operations including the underwriting, loan processing and appraisal review functions while maintaining its national network of loan officers dealing with individual loan brokers within its markets across the country.

    LOAN SECURITIZATIONS AND SALES. As a fundamental part of its business and financing strategy, the Company sells mortgage loans to third party investors in the secondary markets as market conditions allow. The Company generally seeks to dispose of substantially all of its loan production within 90 days. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make these facilities available for future funding of mortgage loans.

    The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three months ended
September 30, 2000 and 1999 (in thousands):

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Loans pooled and sold in securitizations.........  $460,002,000   $400,065,000
Whole loan sales.................................   207,939,000    292,601,000
                                                   ------------   ------------
    Total loans securitized and sold.............  $667,941,000   $692,666,000
                                                   ============   ============

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

    Moreover, in a securitization the underlying securities are generally over-collateralized by the Company depositing a combination of mortgage loans with a principal balance exceeding the principal balance of the securities, and cash into the securitization, which requires a cash outflow. The upfront over-collateralization and servicing advance obligations required on retaining the servicing in securitizations are cash flow negative to the Company in the early years of the securitization. These negative cash flow considerations along with conditions in the securitization market precluded the Company from securitizing mortgage loans in certain recent quarters. The Company believes that the Residual Facility will assist the Company by strengthening its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodically converting residual interests into cash. On September 21, 2000, the Company completed a securitization of $460.0 million of mortgage loans and sold its residual interest through the Residual Facility for cash.

    LOAN SERVICING. It is the Company's strategy to build and retain its servicing portfolio. The Company believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and disposition. The Company generally retains the servicing on the loans it securitizes. However, in the securitization completed by the Company on September 21, 2000, the Company sold its servicing rights, together with the rights to prepayment penalties because the price paid by the purchaser resulted in a realized gain on sale higher than what the Company would have realized had the mortgage servicing rights and the rights to prepayment fees been retained, and the gain was for cash. Moreover, the Company generally does not retain servicing on loans it sells in whole loan sales for cash. The following table sets forth certain information regarding the Company's servicing portfolio at September 30, 2000 and 1999 and June 30, 2000 (in thousands):

                                                SEPTEMBER 30,                 JUNE 30,
                                        ------------------------------      ------------
                                            2000              1999              2000
                                        ------------      ------------      ------------
Servicing portfolio...............      $  3,399,000(1)   $  3,870,000(2)   $  3,560,000(3)
Serviced in-house.................      $  3,159,000      $  3,495,000      $  3,296,000
Percentage serviced in-house......              92.9%             90.3%             92.6%

------------------------

(1) Includes $518.6 million of loans subserviced for others by the Company on an interim basis and approximately $240.0 million of loans subserviced by others.

(2) Includes $188.0 million of loans subserviced for others by the Company on an interim basis and approximately $374.4 million of loans subserviced by others.

(3) Includes $280.2 million of loans subserviced for others by the Company on an interim basis and approximately $265.4 million of loans subserviced by others.

    The Company's loan servicing portfolio at September 30, 2000 decreased $161.0 million, or 4.5% to $3.4 billion from $3.6 billion reported at June 30, 2000, reflecting loan servicing portfolio runoff during the period, partially offset by the $518.1 million in originations during the September quarter. The Company's loan servicing portfolio at September 30, 2000 was $500.0 million below the $3.9 billion reported at September 30, 1999, reflecting loan service run-off during the period which exceeded the addition of new loans to the portfolio because the Company sold $1.3 billion of loans in whole loan sales for cash with servicing released during the period compared to $863.6 million of loans sold in securitizations.

    Moreover, subsequent to September 30, 2000, the Company transferred to the purchasers or their designated servicers the approximately $518.6 million of loans, which represented loans sold in whole loan sales and the September 2000 securitization but subserviced by the Company at September 30, 2000 on an interim basis. The Company's servicing portfolio will continue to be impacted in the future by the Company's business strategy of loan dispositions through a combination of whole loan sales with servicing released as well as securitizations, which will result in slower growth than historical periods when the Company predominately sold its loan production in securitizations, and could lead to a smaller servicing portfolio in spite of securitization activity. See "Risk Factors."

    The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. As previously reported, in more recent quarters the Company has discontinued its bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs which the Company believes will cause delinquencies in the Company's servicing portfolio to decrease in the future. Delinquent loans (by principal balance) decreased at September 30, 2000 to $464.5 million from $483.2 million at June 30, 2000 and $577.6 million at September 30, 1999. The delinquency rate at September 30, 2000 was 13.7% compared to 13.6% at June 30, 2000 and 14.9% at September 30, 1999. Although the principal balance of delinquent loans at September 30, 2000 decreased compared to June 30, 2000, the delinquency rate increased due to a higher decrease in the size of the Company's loan servicing portfolio. The delinquency rate at September 30, 2000 declined from the delinquency rate at September 30, 1999, despite the decline in the size of the servicing portfolio. This decline in delinquencies is due primarily to the Company's strategy of increasing early collection intervention efforts on one payment delinquencies within applicable grace payment periods and to the inclusion of an increased percentage of higher credit grade loans in the Company's securitizations completed in 1999. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company's strategy of dispositions through whole sales and securitizations will diminish growth of the servicing portfolio. A slow growing or declining portfolio could cause delinquency rates to rise. See "Results of Operations--Revenue."

    During the three months ended September 30, 2000, losses on loan liquidations increased to $25.7 million from $19.5 million in the comparable period a year ago due in part to acceleration of losses due to increased loss mitigation efforts. The Company believes that while such efforts increase losses in the short-term, they reduce the size of the overall loss. In addition, credit losses incurred by the Company on liquidation were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's core production channels. During the quarter ended September 30, 2000, approximately 46.8% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 23.8% of the Company's servicing portfolios when measured at July 1, 2000. The Company has eliminated its bulk purchase program. The seasoning of the bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Moreover, the adverse market conditions that existed during the fall of 1998 have resulted in the tightening in underwriting guidelines by purchasers of whole loans and the insolvency of several large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

    Because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures. See "Certain Accounting
Considerations--Accounting for Securitizations--Credit Losses."

    The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio at and for the periods indicated:

                                                  SEPTEMBER 30,                YEAR ENDED JUNE 30,
                                             -----------------------   ------------------------------------
                                                2000         1999         2000         1999         1998
                                             ----------   ----------   ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Percentage of dollar amount of delinquent
  loans to loans serviced (period
  end)(1)(2)(3)(4)
One month..................................         2.2%         2.1%         1.9%         2.4%         3.8%
Two months.................................         0.8%         0.9%         0.8%         1.0%         1.3%
Three or more months:
Not foreclosed(5)..........................         8.9%         9.9%         9.0%        10.3%         9.0%
Foreclosed(6)..............................         1.8%         2.0%         1.9%         2.0%         1.5%
                                             ----------   ----------   ----------   ----------   ----------
Total......................................        13.7%        14.9%        13.6%        15.7%        15.6%
                                             ==========   ==========   ==========   ==========   ==========
Percentage of dollar amount of loans
  foreclosed during the period to servicing
  portfolio(4)(8)..........................         0.8%         0.9%         3.6%         2.9%         2.0%
Number of loans foreclosed during the
  period...................................         345          478        1,854        1,680        1,125
Principal amount of foreclosed loans during
  the period...............................  $   25,789   $   33,877   $  135,629   $  122,445   $   84,613
Number of loans liquidated during the
  period...................................         690          590        2,749        1,518          812
Net losses on liquidations during the
  period(7)................................  $   25,738   $   19,479   $   96,119   $   51,730   $   26,488
Percentage of annualized losses to
  servicing portfolio(4)(8)................         2.9%         2.0%         2.6%         1.2%         0.7%
Servicing portfolio at period end..........  $3,399,000   $3,870,000   $3,560,000   $3,841,000   $4,147,000

--------------------------

(1) Delinquent loans are loans for which more than one payment is due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3) At September 30, 2000, the dollar volume of loans delinquent more than 90 days in eleven of the Company's REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. Four of the aforementioned REMIC trusts plus two additional REMIC trusts have also exceeded certain loss limits. See "--Certain Accounting Considerations" and "--Risk Factors".

(4) The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $518.6 million, $188.0 million, $280.2 million, $84.0 million and $82.0 million for the periods ended September 30, 2000, September 30, 1999, June 30, 2000, June 30, 1999 and June 30, 1998, respectively.

(5) Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(6) Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(7) Represents losses, net of gains, on properties sold through foreclosed or other default management activities during the period indicated.

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

    CREDIT LOSSES. In determining the estimate for credit losses on loans securitized, the Company uses assumptions that it believes are reasonable based on information from its prior securitizations, the loan-to-value ratios and credit grades of the loans included in the securitizations, loss and delinquency information by origination channel, and information available from other market participants such as investment bankers, credit providers and credit rating agencies. On a quarterly basis, the Company re-evaluates its credit loss estimates.

    DISCOUNT RATE. In order to determine the fair value of the cash flow from the residual interests, the Company discounts the cash flows based upon rates prevalent in the market.

    Certain historical data and key assumptions and estimates used by the Company in its September 30, 2000 review of the residual interests were the following:

Prepayments:
  Actual weighted average annual prepayment rate, as a
    percentage of outstanding principal balance of
    securitized loans, during the quarter ended September
    30, 2000................................................  32.9%
  Estimated peak annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
    Fixed rate loans........................................  22.3% to 29.5%
    Adjustable rate loans...................................  36.7% to 46.3%
  Estimated weighted average life of securitized loans......  3.1 years
Credit losses:
  Actual credit losses to date, as a percentage of original
    principal balances of securitized loans.................  2.9%
  Future estimated prospective credit losses, as a
    percentage of original principal balances of securitized
    loans...................................................  1.7%
  Total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized
    loans...................................................  4.6%
  Total actual credit losses to date and estimated
    prospective credit losses (dollars in thousands)........  $325,529
Discount rate...............................................  15.0%

    In its regular quarterly review of its residual interests during the three months ended September 30, 2000, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools and other industry data and determined that no adjustment of its assumptions (rate of prepayment, credit loss and discount rate) was warranted. The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the residual interests through a charge to earnings.

    The residual interest created in the $460.0 million securitization consummated during the three months ended September 30, 2000 was sold to CZI during the period. Consequently, that residual interest is not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to its actual performance.

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights ("MSRs") assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of its MSRs. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date.

    The Company sold to an independent, third party loan servicer the mortgage servicing rights on the loans included in the $460.0 million securitization consummated during the three months ended September 30, 2000. Accordingly, no MSR was capitalized by the Company during the September 2000 quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133") SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. At
June 30, 2000, the Company had no freestanding derivative instruments in place and had no material amounts of embedded derivative instruments. The Company adopted SFAS 133, as amended, on July 1, 2000. Based upon the Company's application of SFAS No. 133, its adoption had no materially adverse effect on the Company's consolidated financial statements.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    The following table sets forth information regarding the components of the Company's revenue and expenses for the three months ended September 30, 2000 and 1999:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Revenue:
  Gain on sale of loans............................  $19,921,000   $21,797,000
  Origination fees.................................   12,332,000    11,388,000
  Loan servicing...................................    4,306,000     3,755,000
  Interest income..................................   23,354,000    23,998,000
                                                     -----------   -----------
Total revenue......................................   59,913,000    60,938,000
                                                     -----------   -----------
Expenses:
  Compensation.....................................   26,072,000    23,112,000
  Production.......................................    4,514,000     8,641,000
  General and administrative.......................   13,589,000    14,271,000
  Interest.........................................   15,009,000    13,548,000
                                                     -----------   -----------
Total expenses.....................................   59,184,000    59,572,000
                                                     -----------   -----------
Income before provision for income taxes...........      729,000     1,366,000
Provision for income taxes.........................       36,000       575,000
                                                     -----------   -----------
Net income.........................................  $   693,000   $   791,000
                                                     ===========   ===========

REVENUE

    Total revenue during the three months ended September 30, 2000 was $59.9 million, compared to $60.9 million during the three months ended September 30, 1999. The decline in total revenue during the three months ended September 30, 2000 from the comparable period a year ago is due primarily to decreases in gain on sale of loans and interest income, partially offset by increases in origination fees and loan servicing income.

    Gain on sale of loans during the three months ended September 30, 2000 was $19.9 million, a $1.9 million decrease from the $21.8 million gain on sale of loans reported during the comparable three month period a year ago. The decrease in gain on sale resulted from a $24.8 million decrease in loan dispositions during the quarter coupled with a lower gain rate recognized by the Company in the securitization during the September 2000 quarter, partially offset by a higher gain rate recognized on whole loan sales during the September 2000 quarter compared to the same period a year ago. During the three months ended September 30, 2000, the Company disposed of $667.9 million of loans, compared to $692.7 million of loans during the three months ended September 30, 1999. Loan dispositions during the September 2000 quarter consisted of $460.0 million of loans in securitizations and $207.9 million of loans in whole loan sale transactions, an increase of $60.0 million from the $400.0 million securitization but a decline of $84.7 million from the $292.6 million of whole loan sales consummated during the comparable three month period in 1999. The gain rate on the $460.0 million securitization during the quarter ended September 30, 2000 was lower than the gain rate for the $400.0 million securitization during the quarter ended September 30, 1999, due to lower excess spread resulting from an increase in interest rates during the period, higher expenses attributable to the Residual Facility and a $2.3 million hedge loss in the quarter ended September 30, 2000. Included in gain on sale for the quarter ended September 30, 2000, is the Company's sale to an affiliate for cash of the residual interest created in the securitization for $18.0 million, and the proceeds from the sale of the servicing rights and the rights to the prepayment fee income on this securitization. The gains on sale recognized during the three months ended September 30, 2000 on whole loan sales for cash were generally higher than gains recognized on whole loan sales for cash during the comparable three month period in 1999, due to generally better market conditions prevailing during the September 2000 quarter compared to the same period a year ago. Included in gain on sale of loans during the three months ended September 30, 2000 is a hedge loss of $2.3 million. As a result of the Residual Facility, the Company was able to rely on a combination of securitizations and whole loan sales for cash as its loan disposition strategy during the three months ended September 30, 2000, based upon its review of market conditions, profitability and cash flow needs of the Company. During the three months ended September 30, 2000, the Company, as it has from time to time, entered into a forward interest rate swap agreement to hedge exposure to its fixed rate pipeline in anticipation of closing a securitization during the quarter.

    Origination fee revenue is primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company. Origination fee revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail channel, the credit grade of the loans originated and the weighted average points charged on such loans. Origination fee revenue during the three months ended September 30, 2000 was $12.3 million, up $900,000, or 7.9% from $11.4 million during the three months ended
September 30, 1999. Origination fee revenue for the three months ended
September 30, 2000 and 1999 includes $2.4 million and $1.7 million, respectively, of origination fee revenue recognized during the period relating to prior periods' loan production. Deferred origination fee revenue recognized during the period is attributable to the mix in the composition of loans being either securitized or sold in whole loan sales in excess of the loans originated during the same periods. The recognition or deferral of deferred origination fee revenue during a period coincides with the recognition or deferral of deferred compensation expense during the same period. See "Expenses--Compensation." Net of the effects of the recognition of deferred origination fee revenue during the three months ended September 30, 2000, origination fee revenue increased $200,000 to $9.9 million from $9.7 million during the comparable period a year ago. The increase in origination fee revenue during the September 2000 quarter is attributable primarily to the increase in retail loan production during the period, partially offset by a decrease in average points and fees per loan due to changes in the Company's pricing strategies that place a higher emphasis on coupon rates rather than points at origination and a focus on higher credit-quality borrowers.

    Loan service revenue consists of prepayment fees, late charges and other fees retained by the Company, and servicing fees earned on securitized pools, reduced by the subservicing costs and amortization of the Company's MSRs. Loan service revenue increased by $500,000 to $4.3 million in the three months ended September 30, 2000 from $3.8 million during the three months ended
September 30, 1999. Servicing fees, late charges and prepayment fees declined $1.1 million during the three months ended September 30, 2000 from the comparable period a year ago, largely due to the decline in the servicing portfolio during the period. However, these declines were more than offset by a decrease of $1.1 million in expenses incurred relating to the servicing advance arrangements, discussed more fully below, and by a reduction of $551,000 in amortization of the Company's MSRs during the three months ended September 30, 2000 from the levels in the comparable period a year ago. The Company had two arrangements in place in order to reduce its servicing advance obligations during the quarter ended September 30, 2000 and the quarter ended September 30, 1999. In the first arrangement, a loan servicing company purchased certain servicing related advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million ($240.0 million at September 30, 2000) in principal amount of loans. In the second arrangement, an investment bank purchased certain servicing related advances from the Company, and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts. During the quarter ended September 30, 2000, the Company had an additional arrangement with the same investment bank which was not in place during the quarter ended September 30, 1999, pursuant to which the investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its 1999 securitization trusts. See "General--Loan Servicing."

    Interest income includes interest on loans held for sale, interest on short-term overnight investments and accretion income associated with the Company's residual interests. Interest income during the three months ended September 30, 2000 decreased $600,000 to $23.4 million from $24.0 million during the three months ended September 30, 1999 due primarily to lower accretion on Company's residual interests due to a lower level of residuals in the September 2000 quarter compared to a year ago, partially offset by an increase in interest income attributable to higher balances of loans held for sale with higher weighted average interest rates during the three months ended
September 30, 2000 compared to such balances and rates during the comparable period in 1999.

EXPENSES

    Compensation expense, which includes incentives, is generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Compensation expense during the three months ended September 30, 2000 increased $3.0 million, or 13.0%, to $26.1 million from $23.1 million during the three months ended September 30, 1999. This increase was primarily due to $2.6 million of incentive compensation to retail loan account executives paid on the $53.0 million of increased retail originations during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, and, to a lesser extent, $300,000 of bonus compensation awards to other senior management. Compensation expense for the three months ended September 30, 2000 and 1999 includes $2.5 million and $2.3 million, respectively, of deferred direct compensation costs associated with loans originated in prior periods that were disposed of in securitizations and whole loan sales consummated during the September 2000 and 1999 quarters. Net of the recognition of deferred direct compensatory costs, compensation expense during the three months ended September 30, 2000 increased $2.8 million to $23.6 million from $20.8 million during the comparable three month period a year ago.

    Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees decreased $4.1 million, or 47.7%, to $4.5 million during the three months ended September 30, 2000, from $8.6 million during the three months ended September 30, 1999. The decrease in production expense during the three months ended September 30, 2000 from the comparable period in 1999 is due primarily to the Company's cost reduction efforts, which include reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies through the adoption of the decentralized marketing approach in its retail loan office network. Additionally, in December 1999, in an effort to further reduce production costs, the Company commenced the practice of having prospective borrowers pay for appraisal costs prior to incurrence of the appraisal expense during the loan origination process whenever possible. Prior thereto, the Company did not charge customers for appraisals unless and until their loans closed, and absorbed as a production expense appraisal costs incurred for loan applications where the prospective applicants' loans were not closed and funded. Production expense expressed as a percentage of total loan origination volume for the three months ended September 30, 2000 was 0.87% compared to 1.7% during the comparable three month period in 1999. The decline is attributable to the 47.7% decrease in production expense more than offsetting the $5.4 million, or 1.0% decline in total origination volume during the three months ended September 30, 2000 from the comparable three month period in 1999.

    General and administrative expenses decreased $700,000 to $13.6 million during the three months ended September 30, 2000 from $14.3 million during the comparable three month period in 1999. The decrease was primarily attributable to declines in the legal, professional and depreciation expense, partially offset by an increase in communication and other miscellaneous expense. As part of the Company's on-going costs savings program, the Company is attempting to sublet significant space at its headquarter office located at 350 South Grand Avenue in downtown Los Angeles. If the Company agrees to sublease such space at lease rates significantly less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant charge to earnings.

    Interest expense increased $1.5 million to $15.0 million for the three months ended September 30, 2000, from $13.5 million for the comparable three month period in 1999. The increase in interest expense during the three months ended September 30, 2000 from levels reported in the comparable 1999 period resulted primarily from increased borrowings at higher interest rates under various revolving warehouse and repurchase facilities to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its operations.

INCOME TAXES

    During the three months ended September 30, 2000, the Company recorded an income tax provision of $36,000 and such provision relates principally to miscellaneous state tax obligations as no tax provision on estimated excess inclusion income on the Company's REMIC trusts was incurred during the period. During the three months ended September 30, 1999, the Company recorded an income tax provision of $575,000 and such provision relates primarily to the Company's estimated tax on excess inclusion income on its REMIC trusts. The investment in the Company by Capital Z in fiscal 1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

FINANCIAL CONDITION

    LOANS HELD FOR SALE. The Company's portfolio of loans held for sale decreased to $249.4 million at September 30, 2000 from $398.9 million at June 30, 2000. The decline is due to the Company's $460.0 million securitization and $207.9 million of whole loan sales in the secondary markets during the three months ended September 30, 2000, partially offset by the Company's loan production during the period.

    ACCOUNTS RECEIVABLE. Accounts receivable, representing servicing fees, servicing, advances and other receivables, increased to $69.1 million at September 30, 2000 from $52.7 million at June 30, 2000. The $16.4 million increase in accounts receivable at September 30, 2000 from June 30, 2000 includes a $6.5 million increase in servicing related advances to the Company's securitized pools, a $4.6 million receivable representing the remaining closing proceeds due from counterparties to the residual interest and mortgage servicing sale during the September 2000 quarter (of which approximately $3.1 million was received subsequent to September 30, 2000), accrued interest and fees receivable of $2.4 million and deposits and other receivables of $2.9 million. The level of servicing related advances, in any given period, is dependent upon portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections.

    RESIDUAL INTERESTS. Residual interests decreased to $281.5 million at September 30, 2000 from $291.0 million at June 30, 2000 reflecting $20.2 million of cash received from the securitized trusts, partially offset by $10.9 million of accretion during the three months ended September 30, 2000. During the three months ended September 30, 2000, the Company did not retain a residual interest in the $460.0 million securitization consummated during the period. The residual interest created in the securitization during the September 2000 quarter was sold for cash to CZI.

    MORTGAGE SERVICING RIGHTS, NET. Mortgage servicing rights, net, decreased to $10.6 million at September 30, 2000 from $12.3 million at June 30, 2000 reflecting amortization during the three months ended September 30, 2000. During the three months ended September 30, 2000, the Company did not capitalize any mortgage servicing rights as the Company sold for cash the servicing rights on the mortgage loans in the $460.0 million securitization which closed during the period.

    EQUIPMENT AND IMPROVEMENTS, NET. Equipment and improvements, net, increased to $10.8 million at September 30, 2000 from $10.5 million at June 30, 2000 reflecting the capitalization of new equipment and improvement acquisitions, partially offset by depreciation and amortization during the three months ended September 30, 2000.

    PREPAID AND OTHER ASSETS. Prepaid and other assets increased to $16.1 million at September 30, 2000 from $14.7 million at June 30, 2000, reflecting the capitalization of expenses incurred for financing and other arrangements entered into by the Company during the three months ended September 30, 2000.

    BORROWINGS. Amounts outstanding under borrowings at September 30, 2000 remained unchanged from the $275.5 million outstanding at June 30, 2000.

    REVOLVING WAREHOUSE FACILITIES. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $236.3 million at September 30, 2000 from $375.0 million at June 30, 2000, primarily as the result of the decrease in loans held for sale due to whole loan sales and the securitizations during the three months ended September 30, 2000, partially offset by the Company's loan production during the period. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of approximately $28.7 million at September 30, 2000. The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) the funding of mortgage loan originations and purchases prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or over-collateralization requirements in connection with the securitization,
(iv) ongoing administrative, operating, and tax expenses, (v) interest and principal payments under the Company's revolving warehouse and repurchase facilities and other existing indebtedness and (vi) advances in connection with the Company's servicing portfolio.

    The Company's primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) the securitization and sale of mortgage loans, (iii) sales of residual interests under the Residual Facility and (iv) the monetization of the Company's servicing advances. The Company historically also had access to working capital financing facilities and the issuance of debt and equity securities, to finance its operating cash requirements; however, due to the Company's operating performance in the two most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future. See "--Risk Factors--If we are unable to maintain adequate financing sources or outside sources of cash are not sufficient, earnings and financial position will suffer and jeopardize our ability to operate as a going concern."

    WAREHOUSE AND REPURCHASE FACILITIES. The Company generally relies on revolving warehouse and repurchase facilities to originate and purchase mortgage loans and hold them prior to securitization or sale. At September 30, 2000, the Company had committed revolving warehouse and repurchase facilities in the amount of $678.0 million (excluding the $22.0 million outstanding on the $35.0 million non-revolving subline described more fully below). Of the $678.0 million of committed revolving warehouse and repurchase facilities available to the Company at September 30, 2000, $200.0 million, $178.0 million and $300.0 million expire on November 30, 2000 (extended from October 31, 2000), January 31, 2001 and October 26, 2001, respectively.

    The Company is not permitted to use its revolving warehouse and repurchase facilities to fund mortgage loans at closing; instead, the Company uses working capital to close mortgage loans. After the mortgage loans are closed, the Company pledges them under one of its other revolving warehouse or repurchase facilities to replenish working capital. The Company is currently seeking a new revolving warehouse or repurchase facility to fund mortgage loans at closing. However, unless and until a new facility is negotiated, the Company is required to fund mortgage loans exclusively out of working capital, and hold them until such mortgage loans can be transferred to another facility or sold. As a result of the recent $50.0 million additional equity investment by Capital Z, the sale of the residential interest created in the recent $460.0 million securitization under the Residual Facility and the sale of servicing rights and the rights to prepayment penalties completed September 21, 2000, the Company currently believes it has sufficient cash to fund at closing its current loan production.

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

    All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. If the Company is unable to meet these financial covenants going forward, or to obtain subsequent amendments, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to decrease or cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    THE SECURITIZATION AND SALE OF MORTGAGE LOANS. The Company's ability to sell loans originated and purchased by it in the secondary market through securitizations and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "Risk Factors--An interruption or reduction in the securitization and whole loan market would hurt our financial performance."

    The Company securitized $460.0 million of loans and sold $207.9 million of loans in whole loan sales during the three months ended September 30, 2000 compared to $400.0 million of loans securitized and $292.9 million of loans sold in whole loan sales, respectively, in the comparable period a year ago. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations--Revenue."

    In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. As of September 30, 2000, the Company was required to maintain an additional $48.2 million in overcollateralization amounts as a result of the level of its delinquency rates and realized losses above that which would have been required to be maintained if the applicable delinquency rates and realized losses had been below the specified limits. Of this amount, at September 30, 2000, $39.8 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

    RESIDUAL FORWARD SALE FACILITY. On August 31, 2000, the Company entered into the Residual Facility with CZI, an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million amount of the Residual Facility, or (iii) a termination event, as defined in the Residual Facility. The Company believes that the Residual Facility will assist the Company by strengthening its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitizations and by providing another source of cash to the Company through periodically converting residual interests into cash.

    On September 21, 2000, the Company sold an $18.0 million residual interest to CZI pursuant to the Residual Facility for cash. It is the Company's expectation to sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis.

    MONETIZATION OF SERVICING ADVANCES. The Company has historically relied on working capital lines to help it fund its servicing advance obligations. In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization trusts, pursuant to which the loan servicing company assumed the obligations to make all future advances on those two trusts. The Company also sold to the loan servicing company the outstanding servicing advances on those two trusts for approximately $13.0 million. In June 1999 and February 2000, in order to further reduce its servicing advance obligations, the Company entered into an arrangement with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its securitization trusts.

    WORKING CAPITAL FINANCING FACILITIES. On February 11, 2000, the Company secured $35.0 million ($22.0 million at September 30, 2000) in working capital secured by certain of its residual interests and certain other collateral through the renewal of a $90.0 million committed warehouse line which expired on February 9, 2000. The committed warehouse line was increased to $200.0 million and included a $35.0 million non-revolving subline, which the Company drew down on February 11, 2000. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline. In connection therewith, the Company agreed to pay Capital Z a $1 million fee, which was remitted during the three months ended September 30, 2000.

    THE ISSUANCE OF DEBT AND EQUITY SECURITIES. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional equity and debt sources.

    As previously reported, on June 10, 2000 and in the first of a two phase $50.0 million equity investment by SFP, a partnership controlled by Capital Z (the "Supplemental Investment"), the Company received $34.7 million of additional capital. In return, the Company issued (i) 40.8 million shares of Series C Convertible Preferred Stock at a price of $0.85, which reflected the average closing market price for the five trading days prior to closing phase one and (ii) warrants to purchase 5.0 million shares of Series C Convertible Preferred Stock at $0.85 per share. Net proceeds to the Company, after issuance expenses, were $34.4 million. Subsequently, on July 12, 2000, in the second phase of the Supplemental Investment, the Company received $15.3 million of additional capital. In return, the Company issued 18.0 million shares of Series D Convertible Preferred Stock at a price of $0.85. At the same time, the
40.8 million shares of Series C Convertible Preferred Stock and the warrants to purchase 5.0 million shares of Series C Convertible Preferred Stock issued in phase one were canceled and the Company issued an equivalent number of share and warrants of Series D Convertible Preferred Stock in replacement thereof. Net proceeds to the Company, after issuance expenses, were $14.3 million.

    As a result of the Supplemental Investment, the Company intends to make a distribution to the holders of the Company's Common Stock and Series C Convertible Preferred Stock, in the form of a dividend of nontransferable subscription rights to purchase shares of Series D Convertible Preferred Stock for $0.85 per share. Capital Z has agreed that neither they nor any of their affiliates (including SFP) will participate in the Rights Offering. Consequently, the number of shares offered in the Rights Offering to Nonaffiliated Stockholders will be approximately 19.8 million shares of Series D Convertible Preferred Stock. The Company currently expects to complete the Rights Offering in the quarter ending March 31, 2001.

    As previously reported, in August 2000, the Company issued $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company.

    The Company has previously raised $127.9 million through the sale of preferred stock in several phases to Capital Z and its designees, certain members of the Company's management and holders of the Company's common stock. The Company raised $76.8 million in February 1999, $25.0 million in August 1999 and $25.0 million ($4.2 million in a rights offering and $20.8 million from Capital Z pursuant to their standby commitment) in October 1999 which was accrued at September 30, 1999. In October 1999, the Company also issued
$1.1 million of preferred stock to certain management investors. In connection with the sale of stock to Capital Z, the Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share.

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

    In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At September 30, 2000, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

    Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Funded warehouse indebtedness is generally not included in the indebtedness limitations. Securitization obligations are generally not included in the indebtedness limitations. As a result of the net loss for the fiscal year ended June 30, 2000, the Company is restricted from incurring additional indebtedness as defined in the Indenture. The Company's repurchase and warehouse facilities also contain limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of assets allocable to post-September 1996 securitizations which the Company may pledge to secure debt is limited by the Indenture to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million. The Company pledged substantially all of its previously unencumbered residual interests in order to secure the subline. The Company does not anticipate having additional residual interests available to finance in the near term. This could restrict the Company's ability to borrow to provide working capital as needed in the future.

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

RISK MANAGEMENT

    At September 30, 2000, the Company had a $95.0 million forward interest rate swap contract in place to hedge exposure to its fixed rate loans held for sale. Included in gain on sale of loans for the three months ended September 30, 2000 is a $231,000 charge to earnings reflecting the Company's mark to the estimated fair value of the contract at September 30, 2000. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap contract or charges to earnings on future derivative contracts into which the Company may enter.

FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

    SALE OF LOANS--SECURITIZATIONS AND WHOLE LOAN SALES--INTEREST RATE RISK. A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, for securitized loans the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow, and reduce the Company's related gain on sale upon securitization. For loans sold in whole loan sales, if interest rates rise while the loans are held, the gain on sale recognized by the Company may be reduced.

    From time to time, the Company mitigates exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased, forward interest rate swap contracts and the purchase of Treasury Put Options. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities. Derivatives are recorded at fair value on the Company's balance sheet. Gains and losses on derivatives are recorded in earnings as realized or incurred. The Company's risk management activities do not qualify for special hedge accounting. The Company did not have any hedge or similar instruments in place at or during the three months ended September 30, 1999. Included in gain on sale of loans during the three months ended
September 30, 2000, is $2.3 million of hedge losses. Of the $2.3 million, $2.1 million was realized on a $200.0 million forward interest rate swap contract entered into during the September 2000 quarter and which closed on September 21, 2000. The Company entered into the forward interest rate swap contract to mitigate interest rate exposure to its inventory and pipeline of fixed rate loans held for sale prior to the September 2000 securitization. At September 30, 2000, the Company had a $95.0 million forward interest rate swap contract in place to mitigate interest rate exposure prior to the sale of its inventory and pipeline of fixed rate mortgage loans held for sale. Included in gain on sale during the three months ended September 30, 2000, is a $231,000 charge to earnings reflecting the Company's mark to the estimated fair value of the contract at September 30, 2000.

    RESIDUAL INTERESTS AND MSRS.  The Company had residual interests of
$281.5 million and $291.0 million outstanding at September 30, 2000 and
June 30, 2000, respectively. The Company also had MSRs outstanding at
September 30, 2000 and June 30, 2000 in the amount of $10.6 million and
$12.3 million, respectively. Both of these instruments are recorded at estimated fair value at September 30, 2000 and June 30, 2000. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at September 30, 2000 and June 30, 2000. The weighted average life of the mortgage loans used for valuation at
September 30, 2000 was       years and at June 30, 2000 was 3.1 years.

    These assets are subject to risk in accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, accounts receivables and revolving warehouse and repurchase facilities. As the amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company's borrowings approximate fair value when valued using available quoted market prices.

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

    WAREHOUSING EXPOSURE. The Company utilizes warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization. As of September 30, 2000, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $678.0 million (net of $22.0 million outstanding on a $35.0 million subline); the total amounts outstanding related to these facilities was $236.3 million at September 30, 2000. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

RISK FACTORS

    IF WE ARE UNABLE TO MAINTAIN ADEQUATE FINANCING SOURCES OR OUTSIDE SOURCES OF CASH ARE NOT SUFFICIENT, OUR EARNINGS AND FINANCIAL POSITION WILL SUFFER AND JEOPARDIZE OUR ABILITY TO OPERATE AS A GOING CONCERN.

    We operate on a negative cash flow basis, which means our cash expenditures exceed our cash earnings. Therefore, we need continued access to short- and long-term external sources of cash to fund our operations. Without continued access to cash, we may be restricted in the amount of mortgage loans that we will be able to produce and sell, and our ability to operate as a going concern would be jeopardized.

    We use cash primarily for:

    - mortgage loan originations and purchases before their securitization or sale in the secondary market;

    - fees and expenses incurred for the securitization of mortgage loans;

    - cash reserve accounts or overcollateralization required in the securitization of loans;

    - tax payments generally due on recognition of non-cash gain on sale recorded in the securitizations of mortgage loans;

    - ongoing administrative and other operating expenses;

    - interest and principal payments under our revolving warehouse and repurchase facilities and other existing indebtedness;

    - delinquent interest and other servicing related expenses we advance on the mortgage loans in our servicing portfolio; and

    - investments in technology initiatives and other capital improvements.

    We receive cash primarily from the following sources:

    - REVOLVING BORROWINGS. We borrow cash from various commercial loans, called revolving warehouse and repurchase facilities, to fund the mortgage loans that we make or buy. We are required to pay down these revolving warehouse and repurchase facilities when we sell our mortgage loans. We currently have three revolving warehouse and repurchase facilities with a total credit limit of $678.0 million. These revolving warehouse and repurchase facilities expire between November 2000 and October 2001.

    - SALE OF MORTGAGE LOANS. We sell some of our mortgage loans for cash in the whole loan sale market and we sell the rest of our mortgage loans in securitization transactions. We receive the difference between the price at which we sell the mortgage loans and the amount owed on our revolving warehouse or repurchase facilities for these loans in cash.

    - SALE OF RESIDUAL INTEREST ASSETS CREATED IN SECURITIZATIONS. In a securitization transaction, we retain a subordinated interest, called the residual interest, in the securitized mortgage loans. The holder of the residual interest is entitled to receive the excess spread from the securitization, or the difference between the interest rate we receive on the mortgages, and the lower interest rate we pay the bondholders in the securitization transaction. As the holder of the residual interest, we also retain the right to any mortgage loans that are still outstanding after the bonds from the securitization transaction are paid in full. At the time of the securitization transaction, we determine the value of the residual interest as the present value of expected cash flows from the excess spread, and record the value of the residual interest as an asset. We sold the residual interest in the September, 2000 transaction for cash under a residual forward sale facility and may sell future residual interests for cash until the expiration of that facility.

    - SALE OF ACCOUNTS RECEIVABLE. When borrowers fail to make payments on their mortgage loans that we service, we are required to advance the interest due to the bondholders. We also advance delinquent property taxes and property insurance on the mortgage loans that we service if our borrowers do not pay them. These advances become accounts receivable of the Company. The Company is repaid when the borrowers make their delinquent payments or when the loans are foreclosed upon and the mortgaged properties are sold. We have, from time to time, sold these accounts receivable, in order to recover our advances without having to wait until borrowers make their payments or until the mortgage loans are foreclosed upon.

    OUR RIGHT TO SERVICE LOANS MAY BE TERMINATED BECAUSE OF THE HIGH DELINQUENCIES AND LOSSES ON THE MORTGAGE LOANS IN OUR SERVICING PORTFOLIO WHICH WILL HURT OUR EARNINGS.

    The value of our right to service most of our approximately $3.4 billion mortgage loan servicing portfolio (at September 30, 2000) is an asset on our balance sheet called the mortgage servicing rights. If we were to lose the right to service some or all of the mortgage loans in our portfolio, we would be required to write-down or write-off our mortgage servicing rights which would hurt our earnings and decrease our net worth.

    Most of our securitization transactions are insured by certain commercial insurance companies called monoline insurers. The policies issued by the monoline insurers protect the securitization bondholder against certain losses. The agreement that we generally enter into with the monoline insurer allows the monoline insurer to terminate us as the servicer in certain cases. For example, we could be terminated as the servicer for any transaction if the dollar amount or percentage of mortgage loans that are more than a certain number of days past due (usually 60 days, 90 days or more) or if the losses on mortgage loans in a particular securitization transaction are over a specified limit. Also, our agreement with the monoline insurer for the securitization transactions we completed in 1999 and 2000 automatically terminates us periodically unless the monoline insurer renews our servicing right.

    As of September 30, 2000, we are over the limit for delinquent mortgage loans we service for 11 of our securitization transactions and we are over the limit for losses for four of those 11 securitization transactions plus two additional securitization transactions. The monoline insurers have the right to terminate us as the servicer for these securitization transactions as well as the securitization transactions from 1999 and 2000.

    None of our servicing rights have been terminated so far, and our monoline insurers have not indicated that they plan to terminate us. However, the monolone insurers do have the right to terminate us at any time with respect to those securitization transactions described above. If we are terminated, we would be required to write-down or write-off our mortgage servicing rights.

    HIGH DELINQUENCIES OR LOSSES ON THE MORTGAGE LOANS IN OUR SERVICING PORTFOLIO MAY HURT OUR CASH FLOWS.

    In a securitization transaction, the excess spread is initially used to over-collateralize the bonds by paying down the principal balance of the bonds below the principal balance of the mortgage loans securing the bonds in the securitization transaction. Once the bonds are over-collateralized to a certain amount, we start receiving the excess spread. If the mortgage loans are more delinquent or if the loss on mortgage loans is greater than expected, the excess spread that we are supposed to receive from the securitization transaction is diverted to over-collateralize the bonds further.

    In addition, when borrowers do not make their required mortgage loan payments or do not pay their real estate taxes or insurance premiums on loans that we service, we are required to advance those payments out of our working capital.

    HIGH LOSSES ON THE MORTGAGE LOANS IN OUR SERVICING PORTFOLIO MAY HURT OUR NET EARNINGS.

    All of our mortgage loans are secured by residential property. If borrowers do not repay their loans, we recover the principal and unpaid interest and any servicing expenses incurred by us by foreclosing on the loans and selling the properties. If the value of the property securing a loan is not sufficient to cover the principal amount of the loan and related interest and servicing expenses in the event of foreclosure of that loan and sale of the mortgaged property, we suffer a loss.

    High loan loss levels may affect our net earnings. During the period of time we hold mortgage loans before we sell them, the entire loan loss reduces our earnings. For mortgage loans we have sold in a securitization transaction, we apply certain assumptions to estimate losses to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. If actual loan losses exceed our estimated losses, we may be required to write-down our residual interests which would hurt our earnings and decrease our net worth.

    OUR MORTGAGE LOANS ARE SUBJECT TO HIGHER RISKS OF LOSS WHICH MAY HURT OUR EARNINGS.

    We make many of our mortgage loans to borrowers in lower credit grades. In addition, many of the mortgage loans we make have an adjustable interest rate feature. Both low credit grade mortgage loans and adjustable interest rate mortgage loans are more likely to result in a loss. Low credit grade mortgage loans are more likely to become delinquent and result in a foreclosure loss because the borrowers on these loans have a history of late payment or non-payment. Adjustable interest rate mortgage loans are more likely to become delinquent and result in a foreclosure loss because the borrower is qualified for the loan at a reduced interest rate and the amount of the payment in most cases will increase over time. If the payment amounts increase, borrowers may have difficulty making their payments. When loan loss rates are higher than we expected, our earnings can be hurt.

    IF THE MORTGAGE LOANS WE SERVICE PAY OFF FASTER THAN EXPECTED, OUR EARNINGS WILL BE HURT.

    When we close a securitization transaction, we record the value of the residual interest asset based upon the present value of the excess spread that we expect to receive from the mortgage loans until they are repaid. In order to estimate the present value of the expected excess spread, we estimate (among other factors) how quickly the mortgage loans in the securitization transaction will pay off, which we call the prepayment rate. An increase in the actual rate the mortgage loans pay off would reduce the number of loans that we service and the income we earn from servicing. If the actual rate the mortgage loans pay off is higher than we expected, we are required to write-down the residual interest that we recorded when we closed the securitization transaction.

    OUR OPERATIONS MAY BE HURT BY INCREASES OR DECREASES IN INTEREST RATES.

An increase in long-term interest rates could, among other things:

    - decrease the demand for consumer credit in general; and

    - reduce the average size of mortgage loans that we make, by decreasing demand for refinancing lower-rate first mortgage loans and increasing demand for second mortgage loans.

    An increase in short-term interest rates could, among other things,

    - increase our borrowing costs, most of which are tied to those rates;

    - reduce our excess spread and the income recognized in a securitization. In addition, during the time the securitization bonds are outstanding, adjustable rate mortgage loans adjust based on an index or adjustment period different from the index and adjustment period for bonds issued in a securitization. Adjustable rate mortgage loans are also subject to interest rate caps, which limit the amount the interest rate can change during any given period and over the life of the loans. If interest rates increase, the interest rates on the bonds issued in a securitization transaction could increase faster without limitation by caps, than the interest rates on our adjustable rate mortgage loans in the securitization, and

    - reduce the price paid for loans we made at lower interest rates in whole loan sales of mortgage loans.

    A decline in long-term or short-term interest rates could increase the prepayment rate. Any of these changes in interest rates could hurt our earnings.

    AN INTERRUPTION OR REDUCTION IN THE SECURITIZATION AND WHOLE LOAN MARKET WOULD HURT OUR FINANCIAL PERFORMANCE.

    In order for us to continue our mortgage loan origination and purchase operations, we must be able to sell the mortgage loans we make in the securitization and whole loan markets. We use the cash proceeds from these sales to pay down our warehouse and repurchase facilities and make new mortgage loans. The value of our mortgage loans depends on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, we rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase our mortgage loans in the whole loan market and our bonds issued in securitization transactions. We cannot be sure that the purchasers will be willing to purchase mortgage loans on satisfactory terms or that the market for such loans will continue. Adverse changes in the securitization and whole loan markets may affect our ability to securitize or sell our mortgage loans for acceptable prices within a reasonable period of time which would hurt our earnings.

    IF WE ARE UNABLE TO SELL A SIGNIFICANT PORTION OF OUR MORTGAGE LOANS ON AT LEAST A QUARTERLY BASIS, OUR EARNINGS WOULD BE HURT.

    We earn income on our mortgage loans when they are sold. Our strategy is to sell all of the mortgage loans we make at least quarterly. However, market and other considerations could affect the timing of the sale of our mortgage loans. If we are not able to sell all of the mortgage loans that we make during the quarter in which the loans are made, we would not likely be profitable for that quarter.

    CHANGES IN THE VOLUME AND COST OF OUR BROKER LOANS MAY DECREASE OUR LOAN PRODUCTION AND HURT OUR EARNINGS.

    We depend on independent mortgage brokers for many of our mortgage loans, called broker loans. A significant portion of our loan production is made up of broker loans. Our earnings and financial condition could be hurt by a decrease in the volume or an increase in the cost of our broker loans. A decrease in volume or an increase in the cost of broker loans could result from competition from other lenders and purchasers of broker loans. The independent mortgage brokers are not obligated by contract or otherwise to do business with us and negotiate with many lenders for each prospective borrower. We compete with these other lenders for the independent brokers' business on pricing, service, loan fees, costs and other factors.

    OUR COMPETITORS IN THE MORTGAGE BANKING MARKET ARE OFTEN LARGER AND HAVE GREATER FINANCIAL RESOURCES THAN WE DO, WHICH WILL MAKE IT DIFFICULT FOR US TO SUCCESSFULLY COMPETE.

    We face intense competition in the business of originating, purchasing and selling mortgage loans. Competition among industry participants can take many forms, including convenience in obtaining a mortgage loan, customer service, marketing and distribution channels, amount and term of the loan, mortgage loan origination fees and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources and lower costs of capital than we do. In the future, we may also face competition from government-sponsored entities, such as FannieMae and FreddieMac. These government-sponsored entities may enter the subprime mortgage market and target potential customers in our highest credit grades, who constitute a significant portion of our customer base. Additional competition may lower the rates we can charge borrowers and increase the cost to purchase mortgage loans, which would decrease our earnings on the sale or securitization of these loans. Increased competition may also reduce the volume of our mortgage loan originations and mortgage loan sales and increase the demand for our experienced personnel and the potential that such personnel will leave for competitors.

    BECAUSE A SIGNIFICANT AMOUNT OF THE MORTGAGE LOANS WE SERVICE ARE IN CALIFORNIA AND FLORIDA, OUR OPERATIONS COULD BE HURT BY ECONOMIC DOWNTURNS OR NATURAL DISASTERS IN THOSE STATES.

    At September 30, 2000, 21.9% and 11.6% of the mortgage loans we serviced were secured by residential properties located in California and Florida, respectively. Because of these concentrations in California and Florida, declines in those residential real estate markets may reduce the values of the properties securing our mortgage loans, increase foreclosures and losses and hurt our earnings.

    California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides. Florida historically has been vulnerable to certain other natural disasters, such as tropical storms and hurricanes. Since such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the borrowers have to pay for repairs due to such disasters. Uninsured borrowers may not repair the property or may stop paying their mortgage if the property is damaged. This would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters, and hurt our earnings.

    THE RISKS ASSOCIATED WITH OUR BUSINESS INCREASE IN ANY ECONOMIC SLOWDOWN OR RECESSION.

    Foreclosures and resulting losses generally increase during economic slowdowns or recessions. Periods of economic slowdown or recession may also reduce real estate values. Any decline in real estate values reduces the ability of borrowers to use their home equity to borrow money, and may reduce the demand for our mortgage loans. Declines in real estate values also increase losses in the event of foreclosure.

    WE MAY BE REQUIRED TO REPURCHASE MORTGAGE LOANS OR INDEMNIFY INVESTORS IF WE BREACH REPRESENTATIONS AND WARRANTIES WHICH WOULD HURT OUR EARNINGS.

    We are required under agreements governing our securitization transactions and whole loan sales to repurchase or replace mortgage loans which do not conform to representations and warranties we make at the time of sale concerning breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees and officers, incomplete documentation and failures to comply with various laws and regulations applicable to our business. In addition, we may be obligated, in certain whole loan sales, to buy back mortgage loans if the borrower defaults on the first payment of principal and interest due. Such repurchase obligations could hurt our earnings and have a material adverse effect on our financial position.

    IF WE ARE UNABLE TO COMPLY WITH MORTGAGE BANKING RULES AND REGULATIONS, OUR ABILITY TO MAKE MORTGAGE LOANS MAY BE RESTRICTED WHICH WOULD HURT OUR EARNINGS.

    Our operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities. Our operations are also subject to various laws, regulations and judicial and administrative decisions. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on mortgage loan applicants, regulate collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

    Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could negatively impact our operations and our earnings.

    CHANGES IN THE MORTGAGE INTEREST DEDUCTION COULD DECREASE OUR LOAN PRODUCTION AND HURT OUR FINANCIAL PERFORMANCE.

    Members of Congress and government officials have from time-to-time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of our mortgage loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by this change. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for mortgage loans of the kind offered by us.

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

    At September 30, 2000, entities controlled by Capital Z beneficially owned senior preferred stock representing 47.3% of our combined voting power in the election of directors and 91.4% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members' terms expire Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies.

    THERE MAY NOT BE A LIQUID MARKET FOR OUR COMMON STOCK WHICH AFFECTS THE LIQUIDITY OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

    The Common Stock is traded on the New York Stock Exchange under the symbol "AAM." However, we cannot assure you that the Common Stock will remain listed on the New York Stock Exchange. We have received a notice from the New York Stock Exchange that, due to the fact that the 30-day average trading price of our Common Stock was below $1.00 in, we do not meet the requirements to maintain an ongoing listing on the New York Stock Exchange. We are also notified that the Common Stock may be subject to suspension or delisting. On November 10, 2000, the 30-day average closing price of the Common Stock was $1.573.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NONE

ITEM 2. CHANGES IN SECURITIES--NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5. OTHER INFORMATION--NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS: SEE EXHIBIT INDEX

(B) THE COMPANY FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 2000:

    (1) THE COMPANY FILED A CURRENT REPORT ON FORM 8-K ON JULY 14, 2000 (DATED JULY 12, 2000) REPORTING AN INVESTMENT IN THE COMPANY BY AN ENTITY CONTROLLED BY CAPITAL Z FINANCIAL SERVICES FUND II, L.P.

    (2) THE COMPANY FILED A CURRENT REPORT ON FORM 8-K ON JULY 31, 2000 (DATED JULY 27, 2000) REPORTING THE APPOINTMENT OF ROBERT A. SPASS TO THE COMPANY'S BOARD OF DIRECTORS.

    (3) THE COMPANY FILED A CURRENT REPORT ON FORM 8-K ON AUGUST 18, 2000 (DATED AUGUST 10, 2000) REPORTING DELINQUENCY AND LOSS STATISTICS IN THE LOAN SERVICING PORTFOLIO OF AAMES CAPITAL CORPORATION, A WHOLLY OWNED SUBSIDIARY OF THE COMPANY.

    (4) THE COMPANY FILED A CURRENT REPORT ON FORM 8-K ON AUGUST 18, 2000 (DATED AUGUST 15, 2000) REPORTING THE APPOINTMENT OF JAMES HUSTON AS THE COMPANY'S CHIEF FINANCIAL OFFICER.

    (5) THE COMPANY FILED A CURRENT REPORT ON FORM 8-K ON SEPTEMBER 22, 2000 (DATED SEPTEMBER 5, 2000) REPORTING ON ITEM 5 THE EXECUTION OF A RESIDUAL FORWARD SALE FACILITY AGREEMENT.

                          AAMES FINANCIAL CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AAMES FINANCIAL CORPORATION

                                                       By:               /s/ JAMES HUSTON
                                                            -----------------------------------------
                                                                           James Huston
                                                              EXECUTIVE VICE PRESIDENT--FINANCE AND
Date: November 14, 2000                                       CHIEF FINANCIAL AND ACCOUNTING OFFICER

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
     -----------        ----------------------
       3.1              Certificate of Incorporation of Registrant, as amended(1)
      10.1              Warrant to Purchase Series D Convertible Preferred Stock of
                        the Registrant, dated as of July 12, 2000, granted by the
                        Registrant to Specialty Finance Partners(2)
      10.2              Fifth Amendment, dated as of August 31, 2000, to the Master
                        Loan and Security Agreement, dated as of December 30, 1999, between Aames Capital Corporation, a wholly owned subsidiary of the Registrant ("ACC"), and Morgan Stanley Mortgage
                        Capital, Inc.(3)
      10.3(a)           First Amendment, dated as of June 1, 2000, to the Second
                        Amended and Restated Master Repurchase Agreement Governing
                        Purchases and Sales of Mortgage Loans, dated as of April 28,
                        2000, between ACC and Lehman Commercial Paper, Inc.
      10.3(b)           Second Amendment, dated as of August 25, 2000, to the Second
                        Amended and Restated Master Repurchase Agreement Governing
                        Purchases and Sales of Mortgage Loans, dated as of April 28,
                        2000, between ACC and Lehman Commercial Paper, Inc.
      10.3(c)           Third Amendment, dated as of October 31, 2000, to the Second
                        Amended and Restated Master Repurchase Agreement Governing
                        Purchases and Sales of Mortgage Loans, dated as of April 28,
                        2000, between ACC and Lehman Commercial Paper, Inc.
      10.4(a)           Amended and Restated Amendment No. 2, dated as of June 1,
                        2000, to the Warehouse Loan and Security Agreement, dated as of February 10, 2000, between the Registrant and Greenwich
                        Capital Financial Products, Inc.
      10.4(b)           Amendment Number Three, dated as of September 1, 2000, to
                        the Warehouse Loan and Security Agreement, dated as of
                        February 10, 2000, between the Registrant and Greenwich
                        Capital Financial Products, Inc.
      10.4(c)           Amendment No. 2, dated June 1, 2000, to Guaranty dated as of
                        February 10, 2000 between the Registrant and Greenwich
                        Capital Financial Products, Inc.
      10.5              Residual Forward Sale Facility, dated as of August 31, 2000, between the Registrant and Capital Z Investments L.P.(4)
      11                Computation of Per Share Loss
      27                Financial Disclosure Schedule

------------------------

 (1) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000.

 (2) Incorporated by reference from Exhibit 10.28 to Registrant's Annual Report on Form 10- K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000.

 (3) Incorporated by reference from Exhibit 10.36(f) to Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000.

 (4) Incorporated by reference from Exhibit 10.39 to Registrant's Annual Report on Form 10- K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000.