Form 10-Q
period 2000-12-31
AAMES FINANCIAL CORP/DE
filed 2001-02-14
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________________

COMMISSION FILE NUMBER 0-19604

___________

AAMES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4340340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 SOUTH GRAND AVENUE, LOS ANGELES, CA 90071-3459
(Address of Registrant's principal executive offices including zip code)

(323) 210-5000
(Registrant's telephone number,
including area code)

NO CHANGES
(Former name, former address and former fiscal year,
if changed since last report)

___________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At January 31, 2001, Registrant had 6,256,934 shares of common stock outstanding.

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2000	June 30, 2000
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 21,440,000	$ 10,179,000
Loans held for sale, at lower of cost or market	231,699,000	398,921,000
Accounts receivable	74,475,000	52,713,000
Residual interests, at estimated fair value	279,900,000	290,956,000
Mortgage servicing rights, net	9,082,000	12,346,000
Equipment and improvements, net	11,667,000	10,522,000
Prepaid and other	11,879,000	14,727,000

Total assets	$ 640,142,000 ==========	$ 790,364,000 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$ 275,465,000	$ 275,470,000
Revolving warehouse and repurchase facilities	209,434,000	375,015,000
Accounts payable and accrued expenses	61,584,000	56,985,000
Income taxes payable	8,042,000	8,416,000

Total liabilities	554,525,000	715,886,000

Commitments and contingencies
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized; none outstanding	-	-
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share; 61,230,000 and 107,123,000 shares authorized; 20,336,000 and 60,976,000 shares outstanding	20,000	61,000
Series D Convertible Preferred Stock; par value $0.001 per share; 108,566,000 shares authorized; 59,412,000 and -0- shares outstanding	59,000	-
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 6,256,000 and 6,235,000 shares outstanding	6,000	6,000
Additional paid-in capital	417,485,000	401,652,000
Retained deficit	(331,980,000)	(327,268,000)

Total stockholders' equity	85,617,000	74,478,000

Total liabilities and stockholders' equity	$ 640,142,000 ==========	$ 790,364,000 ==========

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Revenue:
Gain on sale of loans	$ 18,708,000	$ 9,553,000	$ 38,630,000	$ 31,350,000
Write-down of residual interests and mortgage servicing rights	-	(35,190,000)	-	(35,190,000)
Origination fees	12,415,000	10,371,000	24,746,000	21,758,000
Loan servicing	4,210,000	4,420,000	8,516,000	8,175,000
Interest	21,681,000	23,762,000	45,034,000	47,760,000

Total revenue, including write-down of residual interests and mortgage servicing rights	57,014,000	12,916,000	116,926,000	73,853,000

Expenses:
Compensation	24,703,000	22,370,000	50,776,000	45,482,000
Production	4,554,000	6,974,000	9,068,000	15,615,000
General and administrative	12,641,000	17,031,000	26,227,000	31,302,000
Interest	13,580,000	12,886,000	28,590,000	26,434,000

Total expenses	55,478,000	59,261,000	114,661,000	118,833,000

Income (loss) before income taxes	1,536,000	(46,345,000)	2,265,000	(44,980,000)
Provision for income taxes	525,000	1,350,000	561,000	1,925,000

Net income (loss)	$ 1,011,000 ========	$(47,695,000) ==========	$ 1,704,000 ========	$(46,905,000) ==========

Net loss per common share:
Basic	$ (0.36) =====	$ (8.01) =====	$ (0.76) =====	$ (8.14) =====
Diluted	$ (0.36) =====	$ (8.01) =====	$ (0.76) =====	$ (8.14) =====

Weighted average number shares outstanding:
Basic	6,211,000 =======	6,205,000 =======	6,211,000 =======	6,204,000 =======
Diluted	6,211,000 =======	6,205,000 =======	6,211,000 =======	6,204,000 =======

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2000	1999
Operating activities:
Net income (loss)	$ 1,704,000	$ (46,905,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,483,000	2,926,000
Gain on sale of loans	-	(34,596,000)
Valuation of residual interests and mortgage servicing rights	-	35,190,000
Accretion of residual interests	(21,589,000)	(25,752,000)
Mortgage servicing rights originated	-	(5,175,000)
Mortgage servicing rights amortized	3,264,000	4,460,000
Changes in assets and liabilities:
Loans held for sale originated or purchased	(1,118,770,000)	(1,104,376,000)
Proceeds from sale of loans held for sale	1,285,992,000	1,292,517,000
Decrease (increase) in:
Accounts receivable	(21,763,000)	(1,889,000)
Residual interests	32,645,000	19,890,000
Prepaid and other	2,848,000	3,974,000
Income tax refund receivable	-	1,737,000
Increase (decrease) in:
Accounts payable and accrued expenses	(1,817,000)	(2,158,000)
Income taxes payable	(374,000)	752,000

Net cash provided by operating activities	164,623,000	140,595,000

Investing activities:
Purchases of equipment and improvements	(3,628,000)	(572,000)

Net cash used in investing activities	(3,628,000)	(572,000)

Financing activities:
Net proceeds from convertible preferred stock issuance	15,852,000	25,060,000
Proceeds from exercise of common stock options	-	2,000
Proceeds from (reductions in) borrowings	(5,000)	-
Reductions in revolving warehouse and repurchase facilities	(165,581,000)	(169,826,000)
Other, net	-	(5,000)

Net cash used in financing activities	(149,734,000)	(144,769,000)

Net increase (decrease) in cash and cash equivalents	11,261,000	(4,746,000)
Cash and cash equivalents at beginning of period	10,179,000	20,764,000

Cash and cash equivalents at end of period	$ 21,440,000 =========	$ 16,018,000 =========

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

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with generally accepted accounting principles in the United States for the interim periods reported. The results of operations for the Company for the three and six months ended December 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

At December 31, 2000, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") beneficially owned preferred stock representing approximately 47.2% of the Company's combined voting power in the election of directors and approximately 91.4% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

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

Note 4: Per Share Data

The following table sets forth information regarding net loss per common share for the three and six months ended December 31, 2000 and 1999 (unaudited) (Dollars and weighted average number of shares in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Basic net loss per common share:
Net income (loss)	$ 1,011	$ (47,695)	$ 1,704	$ (46,905)
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock	(3,254)	(2,039)	(6,416)	(3,580)
Basic net loss to common stockholders	$ (2,243)	$ (49,734)	$ (4,712)	$ (50,485)
Basic weighted average number of common shares outstanding	6,211	6,205	6,211	6,204

Basic net loss per common share	$ (0.36) =====	$ (8.01) =====	$ (0.76) =====	$ (8.14) =====

Diluted net loss per common share:
Diluted net loss to common stockholders	$ (2,243)	$ (49,734)	$ (4,712)	$ (50,485)
Diluted weighted average number of common shares outstanding	6,211	6,205	6,211	6,204

Diluted net loss per common share	$ (0.36) ======	$ (8.01) ======	$ (0.76) =====	$ (8.14) ======

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

Recent Events

During the three months ended December 31, 2000, the Company recorded net income of $1.0 million compared to a loss of $47.7 million in the comparable period a year ago. Included in the net loss during the quarter ended December 31, 1999 was a $35.2 million write-down of residual interests and mortgage servicing rights. Excluding the $35.2 million write-down, the Company reported a net operating loss of $12.5 million.

As previously reported, on December 19, 2000, the Company completed a securitization of $471.5 million of mortgage loans and sold its residual interest to Capital Z Investments, L.P., a Bermuda partnership ("CZI") an affiliate of Capital Z Financial Services Fund II, L.P., a Bermuda partnership through the Residual Forward Sale Facility with CZI (the "Residual Facility") for cash. Although the Company has historically retained the servicing on the loans it securitizes, the Company sold its servicing rights and the rights to prepayment fees under the securitization because the price paid by the independent, third party loan servicer resulted in a realized gain on sale higher than what the Company would have realized had the mortgage servicing rights and the rights to prepayment fees been retained, and the gain was for cash.

As previously reported, the Company was notified in writing by the New York Stock Exchange (the "NYSE") on September 12, 2000 (the "NYSE Notice") that the average closing price per share of the Company's Common Stock was below the NYSE's minimum stock price requirement of $1.00 per share as of the thirty trading-day period ended July 19, 2000. Pursuant to the NYSE Notice, the Company had until December 29, 2000 to raise the thirty day average closing price of the Common Stock above $1.00 per share or the NYSE would suspend the Company's listing and apply to the Securities and Exchange Commission ("SEC") for delisting. The closing price of the Common Stock on December 29, 2000 was $0.56 per share and the average closing price for the thirty trading-day period ended December 29, 2000 was $0.92 per share. The Company submitted additional materials at that time and continued discussions with the NYSE. The closing price of the Common Stock has remained above $1.00 per share since January 31, 2001 and the average closing price for the thirty trading-day period ended February 13, 2001 was $1.11 per share. The NYSE has informed the Company that, after giving consideration to these factors, it will continue to trade the Common Stock of the Company through March 30, 2001. The NYSE has also informed the Company that it will continue to monitor events at the Company as well as the price of the Company's Common Stock and that compliance with the $1.00 per share price minimum for the thirty trading-day period ended March 30, 2001 will be reevaluated at that time. There can be no assurance that the thirty day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be suspended by the NYSE. If the Common Stock were suspended by the NYSE, it would seriously impair the ability of Common stockholders to trade their shares.

On January 24, 2001, the Company renewed to January 23, 2002 an existing $200.0 million revolving warehouse facility and increased the capacity under the facility to $300.0 million. Included in this facility's renewal is a $40.0 million subline that provides for the funding of mortgage loans at closing.

In February 2001, the Company entered into a sublease involving approximately 44,800 rentable square feet at its headquarter office located at 350 South Grand Avenue, Los Angeles, California. The sublease will result in a reduction to the Company's occupancy expenses of approximately $600,000 annually. No charge to earnings was incurred as a consequence of this sublease transaction. The Company was required by terms of the sublease to pledge approximately $1.9 million of cash to guaranty the differential between the present values of its original lease payment streams and those called for under the sublease. As part of the Company's on-going cost savings program, the Company is evaluating other subleasing opportunities for space it currently occupies that are subject to operating leases. If the Company agrees to sublease such space at lease rates significantly less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant charge to earnings.

General

The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender making loans in California since it was founded in 1954. In 1995, the Company expanded its retail presence outside of California and began purchasing loans from correspondents. In 1996, the Company acquired its broker production channel through the acquisition of One Stop Mortgage, Inc. In 1999, the Company consolidated its loan production channels into one company, and the retail and broker production channels (including the former One Stop) now operate under the name "Aames Home Loan."

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

The Company continues to focus on its core business strategy, which consists of: (i) increasing core loan production; (ii) maximizing opportunities in loan servicing; and (iii) becoming self-financing (i.e., the ability to obtain sufficient lines of credit to provide financing for assets created by the Company and the reduction of reliance on the public equity and debt markets) through continuing to diversify funding sources and reduce its costs of production.

Increase Core Loan Production. The Company intends to evaluate expansion opportunities in its retail and broker operations, including Internet, by improving market penetration in existing locations, evaluating other potential locations and by building new relationships with independent mortgage brokers, with the goal of increasing market share in these areas. The Company regularly reviews its loan offerings and introduces new loan products to further meet the needs of its customers and increase its core loan production volume.

Maximize Opportunities in Loan Servicing. The Company intends to build slowly the size of its servicing portfolio to provide a stable and significant source of recurring revenue by continuing to increase loan originations, selling a portion of its loan production through new securitizations and retaining the servicing in such securitizations. However, as a means to maximize profitability and cash flow from securitizations, the Company may, from time to time, securitize on a servicing released basis through the sale for cash of the rights to service loans in a securitization.

Become Self Financing Through Continuing to Diversify Funding Sources and Reduce Its Costs of Production. The Company intends to continue to expand and diversify its funding sources by adding additional warehouse or repurchase facilities, disposing of a portion of its loan production for cash in the whole loan market, selling residual interests created in securitizations through the Residual Facility until the expiration of that facility, and developing new sources for working capital. The Company also intends to further reduce its costs of production primarily through increasing the economies of scale of its core retail and broker production, including Internet production, while at the same time identifying opportunities for cost containment and/or continued reductions in the costs of production within the Company.

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

Loan Origination. The Company originates mortgage loans nationally through its core retail and broker channels, including the Internet. The Company also purchases closed loans through correspondents, which it has materially decreased since fiscal 1998. The Company underwrites and appraises every loan it originates and reviews appraisals and re-underwrites all loans it purchases.

The following table presents the volume of mortgage loans originated and purchased by the Company during the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
	(In thousands)
Broker Network(1)	$ 299,136	$ 365,992	$ 580,950	$ 697,538
Retail(2)	298,796	202,574	530,996	381,790
Core retail and broker	597,932	568,566	1,111,946	1,079,328
Correspondent	2,701	12,286	6,824	25,047

Total	$ 600,633 =======	$ 580,852 =======	$ 1,118,770 ========	$ 1,104,375 ========

____________________

(1) Includes loans originated through telemarketing and the Internet, through an affiliation with certain Internet lending sites, of $19.8 million, and $35.4 million during the three and six months ended December 31, 2000, respectively. There was no similar production during the three and six months ended December 31, 1999.

(2) Includes loans originated through the Internet, through an affiliation with certain Internet lending sites, of $10.4 million, and $18.6 million during the three and six months ended December 31, 2000, respectively, and $6.1 million during the three and six months ended December 31, 1999.

Total loan production during the three months ended December 31, 2000 was $600.6 million, an increase of $82.5 million, or 15.9%, from the $518.1 million reported during the three months ended September 30, 2000, and an increase of $19.7 million, or 3.4%, from the $580.9 million in loan production reported during the three months ended December 31, 1999. The Company's core retail and broker production was $597.9 million during the three months ended December 31, 2000, an increase of $83.9 million, or 16.3%, from the $514.0 million reported during the three months ended September 30, 2000 and an increase of $29.3 million or 5.2% from the $568.6 million reported during the three months ended December 31, 1999. The Company's core retail and broker production levels for the quarter were the highest in the Company's history; however, the Company's loan production levels during the March 2001 quarter may be lower than those reported during the quarter ended December 31, 2000, due primarily to seasonality factors which have historically resulted in lower loan production during the March quarter.

During the three months ended December 31, 2000, retail production was $298.8 million, an increase of $66.6 million over the production levels reported during the three months ended September 30, 2000 and a $96.2 million increase over retail production reported during the three months ended December 31, 1999. Broker production increased $17.3 million to $299.1 million during the three months ended December 31, 2000 over the $281.8 million reported during the September 2000 quarter, but declined $66.9 million, or 18.3 from $366.0 million during the comparable three month period in 1999. The decline in broker production from a year ago was primarily due to certain pricing and credit changes made by the Company in its underwriting criteria designed to improve credit quality and overall profitability. Correspondent production was $2.7 million, $4.1 million and $12.3 million during the three months ended December 31, 2000, September 30, 2000 and December 31, 1999, respectively. The declines reflect the Company's previously reported decision to decrease its reliance on correspondent purchases for its loan production. In the latter part of the quarter ended December 31, 1999, the Company commenced originating retail loans through the Internet, through an affiliation with certain Internet lending sites. Retail loans originated through the Internet during the three months ended December 31, 2000 increased to $10.4 million from $8.2 million during the three months ended September 30, 2000 and $6.1 million during the three months ended December 31, 1999. During the quarter ended June 30, 2000, the Company's broker channel commenced originating loans through telemarketing and the Internet, through an affiliation with certain Internet lending sites. Loan originations from these sources were $19.8 million during the three months ended December 31, 2000 compared to $15.6 million during the three months ended September 30, 2000. Total loan production of $30.2 million attributable to telemarketing and the Internet represents 5.0% of total loan production during the three months ended December 31, 2000. The Company expects Internet and telemarketing production to generate an increasing dollar amount and percentage of total loan production over time.

Total loan production increased $14.4 million to $1.1 billion during the six months ended December 31, 2000 from production levels reported during the comparable six month period a year ago. The Company's core retail and broker production increased $32.6 million, or 3.0% to $1.1 billion during the six months ended December 31, 2000. The increase was due principally to a $149.2 million increase in retail production, partially offset by a decrease of $116.5 million decline in broker production due to pricing and changes in underwriting designed to improve credit quality and overall profitability. Correspondent production decreased by $18.2 million to $6.8 million during the six months ended December 31, 2000 from $25.0 million during the six months ended December 31, 1999, reflecting the Company's previously reported decision to decrease reliance on this channel for loan production.

During the six months ended December 31, 2000, loans originated through telemarketing and the Internet, through affiliations with certain Internet lending sites was $54.0 million, of which $18.6 million and $35.4 million was originated in the retail and broker channel, respectively. During the later part of the December 1999 quarter, the Company commenced originating retail loans through the Internet, through an affiliation with certain Internet lending sites, resulting in an aggregate $6.1 million of loan production, with all of such production being originated in the retail channel.

The following table sets forth the number of retail branch and broker offices operated by the Company at December 31, 2000 and 1999:

	December 31,
	2000	1999
Retail branch offices	100	105
Broker offices	5	21

The decline between December 31, 2000 and 1999 in the number of retail branch offices reflects the Company's decision, as part of its cost reduction efforts, to close unprofitable branches and, with respect to broker offices, to regionalize its back office operations including the underwriting, loan processing and appraisal review functions while maintaining its national network of loan officers dealing with individual loan brokers within its markets across the country.

Loan Securitizations and Sales. As a fundamental part of its business and financing strategy, the Company sells mortgage loans to third party investors in the secondary markets as market conditions allow. The Company generally seeks to dispose of substantially all of its loan production within 90 days. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make these facilities available for future fundings of mortgage loans.

The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three and six months ended December 31, 2000 and 1999 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Loans pooled and sold in securitizations	$ 471,455	$ 403,492	$ 931,457	$ 803,557
Whole loan sales	148,858	184,617	356,796	477,218

Total loans securitized and sold	$ 620,313 =======	$ 588,109 =======	$ 1,288,253 ========	$ 1,280,775 ========

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

However, in a securitization the underlying securities are generally over-collateralized by the Company depositing a combination of mortgage loans with a principal balance exceeding the principal balance of the securities, and cash into the securitization, which requires a cash outflow. The upfront over-collateralization and servicing advance obligations required on retaining the servicing in securitizations are generally cash flow negative to the Company in the early years of the securitization. These negative cash flow considerations along with conditions in the securitization market precluded the Company from securitizing mortgage loans in certain recent quarters. The Residual Facility has strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. On December 19, 2000, the Company completed a securitization of $471.5 million of mortgage loans and sold for cash its residual interest through the Residual Facility. At December 31, 2000, the remaining amount under the Residual Facility is approximately $40.8 million.

Loan Servicing. It is the Company's strategy to maximize opportunities in loan servicing. The Company believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and disposition. The Company intends to slowly build and retain its servicing portfolio.

Historically, the Company retained the servicing on the loans it securitized; however, in recent quarters as means to maximize profitability and cash flow from securitizations, the Company has sold the servicing rights created in securitizations for cash. In the securitization completed by the Company on December 19, 2000, the Company sold its servicing rights, together with the rights to prepayment fees because the price paid by the independent, third party servicer resulted in a realized gain on sale higher than what the Company would have realized had the mortgage servicing rights and the rights to prepayment fees been retained, and the gain was for cash. The Company generally does not retain servicing on loans it sells in whole loan sales for cash.

The following table sets forth certain information regarding the Company's servicing portfolio at September 30, 2000 and 1999 and June 30, 2000 (in thousands):

	December 31,		June 30,
	2000	1999	2000
Servicing portfolio	$ 3,128,000(1)	$ 3,922,000(2)	$ 3,560,000(3)
Serviced in-house	$ 2,912,000	$ 3,586,000	$ 3,296,000
Percentage serviced in-house	93.1%	91.4%	92.6%

___________________

(1) Includes $488.5 million of loans subserviced for others by the Company on an interim basis and approximately $216.0 million of loans subserviced by others.

(2) Includes $136.4 million of loans subserviced for others by the Company on an interim basis and approximately $336.0 million of loans subserviced by others.

(3) Includes $280.2 million of loans subserviced for others by the Company on an interim basis and approximately $265.4 million of loans subserviced by others.

The Company has not added any new loans to the portfolio (excluding loans subserviced on an interim basis) during the past twelve months due to the Company's sale of $1.3 billion of loans in whole loan sales for cash and $931.5 million of loans sold in securitizations during the twelve months ended December 31, 2000 with servicing released. The Company's loan servicing portfolio at December 31, 2000 decreased $432.0 million, or 12.1% to $3.1 billion from $3.6 billion reported at June 30, 2000, reflecting loan servicing portfolio runoff during the period, partially offset by the $488.5 million of loans subserviced for others by the Company on an interim basis at December 31, 2000. The Company's loan servicing portfolio at December 31, 2000 was $794.0 million below the $3.9 billion reported at December 31, 1999, reflecting loan service run-off during the past twelve months, partially offset by the $488.5 million subserviced for others on an interim basis at December 31, 2000.

Moreover, subsequent to December 31, 2000, the Company transferred to the purchasers or their designated servicers the approximately $488.5 million of loans, which represented loans sold in whole loan sales and the December  2000 securitization but subserviced by the Company at December 31, 2000 on an interim basis. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio in spite of securitization activity. See "Risk Factors."

The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. As previously reported, since fiscal 1998 the Company has discontinued its bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs which the Company believes will cause delinquencies in the Company's servicing portfolio to decrease in the future. Delinquent loans (by principal balance) decreased at December 31, 2000 to $440.9 million from $483.4 million at June 30, 2000 and $569.8 million at December 31, 1999. The delinquency rate at December 31, 2000 was 14.1% compared to 13.6% at June 30, 2000 and 14.5% at December 31, 1999. Although the principal balance of delinquent loans at December 31, 2000 decreased compared to June 30, 2000, the delinquency rate increased due to a higher decrease in the size of the Company's loan servicing portfolio. The delinquency rate at December 31, 2000 declined from the delinquency rate at December 31, 1999, despite the decline in the size of the servicing portfolio. This decline in delinquencies is due primarily to the Company's strategy of increasing early collection intervention efforts on one payment delinquencies within applicable grace payment periods and to the inclusion of an increased percentage of higher credit grade loans in the Company's securitizations completed in 1999. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company's strategy of dispositions through whole sales and securitizations will diminish growth of the servicing portfolio. A slow growing or declining portfolio could cause delinquency rates to rise. See "Results of Operations-Revenue."

During the six months ended December 31, 2000, losses on loan liquidations increased to $49.5 million from $41.9 million in the comparable period a year ago due in part to acceleration of losses due to increased loss mitigation efforts. The Company believes that while such efforts increase losses in the short-term, they reduce the size of the overall loss. In addition, credit losses incurred by the Company on liquidation were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's core production channels. During the six months ended December 31, 2000, approximately 44.7% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 23.8% of the Company's servicing portfolios when measured at July 1, 2000. The Company has eliminated its bulk purchase program. The seasoning of the bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Moreover, the adverse market conditions that existed during the fall of 1998 and recent regulatory changes in certain states have resulted in the tightening in underwriting guidelines by subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

Because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures. See "Certain Accounting Considerations-Accounting for Securitizations-Credit Losses."

The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio at and for the periods indicated:

	Six Months Ended December 31,		Year Ended June 30,
	2000	1999	2000	1999	1998
	(Dollars in thousands)
Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2)(3)(4)
One month	2.3%	2.1%	1.9%	2.4%	3.8%
Two months	0.9%	0.9%	0.8%	1.0%	1.3%
Three or more months:
Not foreclosed(5)	9.2%	9.4%	9.0%	10.3%	9.0%
Foreclosed(6)	1.7%	2.1%	1.9%	2.0%	1.5%

Total	14.1% =====	14.5% =====	13.6% =====	15.7% =====	15.6% =====
Percentage of dollar amount of loans foreclosed during the period to servicing portfolio(4)(8)	1.4%	1.9%	3.6%	2.9%	2.0%
Number of loans foreclosed during the period	681	1,004	1,854	1,680	1,125
Principal amount of foreclosed loans during the period	$ 47,876	$ 78,831	$ 135,629	$ 122,445	$ 84,613
Number of loans liquidated during the period	634	622	2,749	1,518	812
Net losses on liquidations during the period(7)	$ 49,472	$ 41,925	$ 96,119	$ 51,730	$ 26,488
Percentage of annualized losses to servicing portfolio(4)(8)	2.9%	2.2%	2.6%	1.2%	0.7%
Servicing portfolio at period end	$ 3,128,000	$3,922,000	$ 3,560,000	$ 3,841,000	$ 4,147,000

__________________

(1) Delinquent loans are loans for which more than one payment is due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3) At December 31, 2000, the dollar volume of loans delinquent more than 90 days in ten of the Company's REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. Ten of the aforementioned REMIC trusts plus four additional REMIC trusts have also exceeded certain loss limits. See "-Certain Accounting Considerations" and "-Risk Factors".

(4) The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $488.5 million, $136.4 million, $280.2 million, $84.0 million and $82.0 million for the periods ended December 31, 2000, December 31, 1999, June 30, 2000, June 30, 1999 and June 30, 1998, respectively.

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

The residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis the Company evaluates the effects, if any, that increasing or decreasing interest rates may have on its residual interests. The Company may adjust the value of the residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

Rate of Prepayment. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment fees, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors.

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

Discount Rate. In order to determine the fair value of the cash flow from the residual interests, the Company discounts the cash flows based upon its evaluation of rates prevalent in the market.

Certain historical data and key assumptions and estimates used by the Company in its December 31, 2000 and June 30, 2000 reviews of the residual interests were the following:

	December 31, 2000	June 30, 2000
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balance of securitized loans	32.9%	30.9%
Estimated peak annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	22.3% to 29.5%	22.3% to 29.5%
Adjustable rate loans	36.7% to 46.3%	36.7% to 46.3%
Estimated weighted average life of securitized loans	3.1 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	3.3%	2.6%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	1.3%	2.0%
Total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans	4.6%	4.6%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$325,529	$323,634
Discount rate	15.0%	15.0%

In its regular quarterly review of its residual interests during the three months ended December 31, 2000, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools and other industry data and determined that no adjustment of its assumptions (rate of prepayment, credit loss and discount rate) was warranted. The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value of its residual interests, the Company will adjust the fair value of the residual interests through a charge to earnings.

The residual interests created in the $931.5 million of securitizations consummated during the six months ended December 31, 2000 were sold for cash to CZI during the period. Consequently, such residual interests are no longer owned by the Company and therefore are not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to actual performance.

Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights ("MSRs") assets separate from the loan if the MSRs are retained. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of its MSRs. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date.

The Company sold for cash to an independent, third party loan servicer the mortgage servicing rights on the loans included in the $931.5 million of securitizations consummated during the six months ended December 31, 2000. Accordingly, no MSR was capitalized by the Company during the three and six months ended December 31, 2000.

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

Results of Operations-Three and Six Months Ended December 31, 2000 and 1999

The following table sets forth information regarding the components of the Company's revenue and expenses for the three and six months ended December 31, 2000 and 1999 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Revenue:
Gain on sale of loans	$ 18,708	$ 9,553	$ 38,630	$ 31,350
Write-down of residual interests and mortgage servicing rights	-	(35,190)	-	(35,190)
Origination fees	12,415	10,371	24,746	21,758
Loan servicing	4,210	4,420	8,516	8,175
Interest	21,681	23,762	45,034	47,760

Total revenue, including write-downs of residual interests and mortgage servicing rights	57,014	12,916	116,926	73,853

Expenses:
Compensation	24,703	22,370	50,776	45,482
Production	4,554	6,974	9,068	15,615
General and administrative	12,641	17,031	26,227	31,302
Interest	13,580	12,886	28,590	26,434

Total expenses	55,478	59,261	114,661	118,833

Income (loss) before provision for income taxes	1,536	(46,345)	2,265	(44,980)
Provision for income taxes	525	1,350	561	1,925

Net income (loss)	$ 1,011 =====	$ (47,695) =======	$ 1,704 =====	$ (46,905) =======

Revenue

Total revenue during the three months ended December 31, 2000 was $57.0 million, compared to $12.9 million during the three months ended December 31, 1999. Included in total revenue during the quarter ended December 31, 1999 was a $35.2 million write-down of residual interests and mortgage servicing rights. Excluding the write-down, total revenue increased $8.9 million during the three months ended December 31, 2000 from the comparable period a year ago. This increase is due primarily to increases in gain on sale of loans and origination fees, partially offset by decreases in loan servicing and interest income.

Total revenue during the six months ended December 31, 2000 was $116.9 million, compared to $73.9 million during the comparable period in 1999. Included in total revenue during the six months ended December 31, 1999 was a $35.2 million write-down of residual interests and mortgage servicing rights. Excluding the write-down, total revenue increased $7.8 million during the six months ended December 31, 2000 from the comparable period a year ago. This increase is due primarily to increases in gain on sale of loans, origination fees and loan servicing revenue, partially offset by a decline in interest income.

Gain on sale of loans during the three months ended December 31, 2000 increased $9.1 million to $18.7 million from the $9.6 million gain on sale of loans reported during the three months ended December 31, 1999. During the three months ended December 31, 2000, the Company disposed of $620.3 million of mortgage loans, compared to $588.1 million of mortgage loan dispositions during the same period a year ago. During the three months ended December 31, 2000, the Company securitized $471.5 million of mortgage loans, an increase of

$68.0 million over the $403.5 million of loans pooled and sold in the securitization during the three months ended December  31, 1999. However, during the three months ended December 31, 2000, loans sold in whole loan sales for cash decreased by $35.7 million to $148.9 million from $184.6 million of whole loans sales for cash during the three months ended December 31, 1999. The increase in gain on sale of loans resulted primarily from higher gain on sale rates recognized by the Company in the securitization and in whole loan sales during December 2000 quarter when compared to gain rates on the securitization and whole loan sale dispositions during the December 1999 quarter. To a lesser extent, the increase was attributable to a $32.3 million increase in loan dispositions during the three months ended December 31, 2000 over the amount of loan dispositions during the comparable three month period in 1999. The gain rate on the $471.5 million securitization during the three months ended December 31, 2000 was higher than the gain rate realized on the $403.5 million securitization which closed during the three months ended December 31, 1999 due primarily to higher excess spread, despite being partially offset by $785,000 of expenses attributable to the Residual Facility and a $1.5 million hedge loss, neither of which were factors in the gain on sale associated with the December 1999 quarter's securitization. Also included in gain on sale during the three months ended December 31, 2000 are the proceeds to the Company from the sale of the mortgage servicing rights and the rights to the prepayment fee income on the securitization which is recorded at a higher gain rate than for the quarter ended December 31, 1999 when the Company retained the mortgage servicing rights and the rights to prepayment fees. The gain on sale rates realized by the Company on whole loan sales for cash were generally higher during the three months ended December 31, 2000 compared to gain rates on whole loan sales for cash during the comparable period a year ago due to a combination of pricing and underwriting changes made by the Company and generally better market conditions in the whole loan markets during that time when compared to the market conditions existing during the three months ended December 31, 1999.

Gain on sale of loans increased $7.2 million to $38.6 million during the six months ended December 31, 2000 from $31.4 million during the six months ended December 31, 1999. During the six months ended December 31, 2000 and 1999, the Company relied on a combination of securitizations and whole loan sales for cash as it loan disposition strategy. However, the mix in the composition of securitizations and whole loan sales for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow needs. As a result of the Residual Facility, loans disposed through securitizations increased by $127.9 million to $931.5 million during the six months ended December 31, 2000 from $803.6 million during the six months ended December 31, 1999 while whole loan sales for cash declined by $120.4 million to $356.8 million during the six months ended December 31, 2000 from $477.2 million during the comparable period a year ago. The increase in gain on sale of loans resulted primarily from higher gain rates recognized by the Company in its securitizations and whole loan sales for cash during the six months ended December 31, 2000 when compared to gain rates recognized on its loan dispositions during the comparable period a year ago. To a much lesser extent, the increase in gain on sale during the six months ended December 31, 2000 from the same period a year ago is due to an $8.5 million increase in loan dispositions during the six months ended December 31, 2000 over the level of loan dispositions reported a year ago. During the three and six months ended December 31, 2000, the Company, as it has from time to time, entered into forward interest rate swap agreements to hedge interest rate exposure to its fix rate mortgage loan pipeline in anticipation of closing securitizations in each quarter within the six month period. Gain on sale during the six months ended December 31, 2000 is net of a $4.0 million hedge loss. There were no hedge transactions in place during the six months ended December 31, 1999. Gain on sale of loans during the six months ended December 31, 2000 is also net of $1.5 million of expenses incurred on the Residual Facility which was not in place during the six months ended December 31, 1999.

Origination fee revenue is primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company. Origination fee revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the weighted average points charged on such loans. Deferred origination fee revenue recognized during the period is attributable to the mix in the composition of loans being either securitized or sold in whole loan sales in excess of the loans originated during the same periods. The recognition or deferral of deferred origination fee revenue during a period coincides with the recognition or deferral of deferred compensation expense during the same period. See "Expenses-Compensation." Origination fee revenue during the three months ended December 31, 2000 was $12.4 million, an increase of $2.0 million, or 19.2% from $10.4 million during the three months ended December 31, 1999. Origination fee revenue for the three months ended December 31, 2000 is net of $238,000 of origination fee revenue deferred to future periods. Origination fee revenue for the three months ended December 31, 1999 includes $508,000 of recognized deferred origination fee revenue relating to prior periods' loan production. Net of the effects of the recognition or deferral of deferred origination fee revenue, during the three months ended December 31, 2000, origination fee revenue increased $2.8 million to $12.7 million from $9.9 million during the comparable period a year ago. The increase in origination fee revenue during the December 2000 quarter is attributable primarily to the increase in retail loan production during the period, partially offset by a decrease in average points and fees per loan due to changes in the Company's pricing strategies that place a higher emphasis on coupon rates rather than points at origination, the Company's focus on higher credit-quality borrowers and recent regulatory changes that have reduced the points and fees charged by the Company in certain states and for certain products.

Origination fee revenue during the six months ended December 31, 2000 was $24.7 million, an increase of $2.9 million from the $21.8 million of origination fee revenue reported in the comparable six month period in 1999. Origination fee revenue during the six months ended December 31, 2000 and 1999 includes $2.1 million and $2.2 million, respectively, of deferred origination fee revenue recognized during those periods which relate to prior periods' loan production. Net of the effects of the recognition of deferred origination fee revenue, during the six months ended December 31, 2000 origination fee revenue increased $3.0 million to $22.6 million from $19.6 million during the comparable period a year ago. The increase in origination fee revenue during the six months ended December 31, 2000 from levels in the comparable period a year ago is attributable to the increase in retail loan production during the 2000 period from the comparable period a year ago, partially offset by a decline in average points and fees per loan charged at the time of origination. As previously reported, the Company changed its pricing strategies by placing a higher emphasis on coupon rates rather than points at origination and a focus on higher credit-quality customers.

Loan service revenue consists of prepayment fees, late charges and other fees retained by the Company, and servicing fees earned on securitized pools, reduced by the subservicing costs and amortization of the Company's MSRs. Loan service revenue declined by $200,000 to $4.2 million in the three months ended December 31, 2000 from $4.4 million during the three months ended December 31, 1999. The decline is attributable to a $900,000 decrease in servicing fees, late charges and prepayment fees during the three months ended December 31, 2000 from the comparable period a year ago due to the decline in the Company's servicing portfolio from a year ago. However, the decline in loan servicing revenue was partially offset by a $100,000 decline in expenses incurred relating to the Company's servicing advance arrangements, discussed more fully below, and by a reduction of $600,000 in amortization of the Company's MSRs during the December 2000 quarter from the levels reported during the same period a year ago. The Company had two arrangements in place in order to reduce its servicing advance obligations during the three months ended December 31, 2000 and during the three months ended December 31, 1999. In the first arrangement, a loan servicing company purchased certain servicing related advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million ($216.0 million at December 31, 2000) in principal amount of loans. In the second arrangement, an investment bank purchased certain servicing related advances from the Company, and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its securitization trusts. See "General-Loan Servicing."

Loan servicing revenue increased by $341,000 to $8.5 million during the six months ended December 31, 2000 from $8.2 million during the comparable six months in 1999, despite a decline in the size of the Company's loan servicing portfolio from a year ago. Servicing fees, late charges and prepayment fees declined $1.5 million during the six months ended December 31, 2000 from the comparable six month period a year ago. However, loan servicing revenue was positively impacted by an $800,000 reduction in expenses incurred relating to the Company's servicing advance arrangements and by a $1.7 million reduction in amortization of the Company's MSR's during the six months ended December 31, 2000 from the levels reported during the comparable six month period in 1999.

Interest income includes interest on loans held for sale, interest on short-term overnight investments and accretion income associated with the Company's residual interests. Interest income during the three months ended December 31, 2000 decreased by $2.1 million to $21.7 million from $23.8 million during the three months ended December 31, 1999. Interest income decreased by $2.8 million to $45.0 million during the six months ended December 31, 2000 from $47.8 million during the comparable six month period in 1999. The decreases in interest income during the three and six months ended December 31, 2000 from the amounts reported during the comparable three and six month periods in 1999 were due primarily to declines of $2.7 million and $4.9 million, respectively, in accretion to the Company's residual interests. The Company's residual interests were at lower levels during the three and six months ended December 31, 2000 when compared to residual interest levels during the same periods a year ago. Partially offsetting the decreases in accretion income were increases of $600,000 and $2.2 million, respectively, in interest income on loans held for sale during the three and six months ended December 31, 2000 from comparable periods a year ago. The increases in interest income on loans held for sale were attributable to higher balances of loans held for sale having higher weighted average coupon rates during the three and six months ended December 31, 2000 compared to such balances and rates during comparable periods in 1999.

Expenses

Total expenses declined $3.8 million to $55.5 million during the three months ended December 31, 2000 from $59.3 million during the three months ended December 31, 1999. Total expenses declined $4.1 million to $114.7 million during the six months ended December 31, 2000 from $118.8 million during the comparable six month period a year ago. The declines in total expenses during the three and six months ended December 31, 2000 from the comparable three and six month periods during 1999 are due to reductions in production and general and administrative expenses, partially offset by increases in compensation and interest expense.

Compensation expense, which includes incentives, is generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Compensation expense during the three months ended December 31, 2000 increased $2.3 million, or 10.3%, to $24.7 million from $22.4 million during the three months ended December 31, 1999. This increase was primarily due to $1.7 million of accrued bonus compensation awards related to senior management and, to a lesser extent to $1.3 million of incentive compensation to retail loan account executives relative to the $96.2 million increase in retail loan origination volume during the three months ended December 31, 2000 from origination volumes in the comparable quarter a year ago, partially offset by a $1.0 million decline in recognized deferred direct compensation costs. Compensation expense for the three months ended December 31, 2000 is net of $222,000 of direct compensation costs associated with loans originated during the current period and pending disposition. Compensation expense for the three months ended December 31, 1999 includes $743,000 of deferred direct compensation costs associated with loans originated in prior periods that were disposed of in the securitization and whole loan sales consummated during the December 2000 quarter. Net of the recognition or deferral of deferred direct compensatory costs, compensation expense during the three months ended December 31, 2000 increased $3.3 million to $24.9 million from $21.6 million during the three months ended December 31, 1999.

Compensation expense during the six months ended December 31, 2000 increased $5.3 million, or 11.6%, to $50.8 million from $45.5 million during the six months ended December 31, 1999. Compensation expense for the six months ended December 31, 2000 and 1999 includes $2.3 million and $3.1 million, respectively, of recognized deferred direct compensation costs associated with loans originated in prior periods that were disposed of in either whole loan sales or in the securitizations consummated during the periods. Compensation expense for the six months ended December 31, 1999 also includes $1.0 million of nonrecurring severance costs incurred during the period. Net of the effects of the recognition of deferred direct compensatory costs, compensation expense during the six months ended December 31, 2000 increased $6.1 million to $48.5 million from $42.4 million during the comparable six month period from a year ago. The increase is primarily attributable to $4.2 million of incentive compensation awards to retail and broker account executives relative to the $32.6 million of increased core retail and broker loan origination during the six months ended December 31, 2000 over origination volumes reported during the comparable six months in 1999. To a lesser extent, the increase is attributable to $1.7 million of bonus compensation expense relative to other senior management and staffing level increases during the six months ended December 31, 2000 when compared to such levels during the comparable six month period from a year ago.

Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees decreased $2.4 million, or 34.3%, to $4.6 million during the three months ended December 31, 2000, from $7.0 million during the three months ended December 31, 1999. Production expense during the six months ended December 31, 2000 decreased $6.5 million, or 41.7%, to $9.1 million from $15.6 million during the six months ended December 31, 1999. The decreases in production expense during the three and six months ended December 31, 2000 from the comparable periods in 1999 are due primarily to the Company's cost reduction efforts, which include reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies through the adoption of the decentralized marketing approach in its retail loan office network. Additionally, in December 1999, in an effort to further reduce production costs, the Company commenced the practice of having prospective borrowers pay for appraisal costs prior to incurrence of the appraisal expense during the loan origination process whenever possible. Prior thereto, the Company did not charge customers for appraisals unless and until their loans closed, and absorbed as a production expense appraisal costs incurred for loan applications where the prospective applicants' loans were not closed and funded. Production expense expressed as a percentage of total loan origination volume for the three months ended December 31, 2000 was 0.76% compared to 1.2% during the comparable three month period in 1999. The decline is attributable to the 34.3% decrease in production expense coupled with a $19.8 million, or 3.4% increase in total origination volume during the three months ended December 31, 2000 from the comparable three month period in 1999. Production expense expressed as a percentage of total loan origination volume for the six months ended December 31, 2000 was 0.81% compared to 1.4% during the six months ended December 31, 1999. The decrease is attributable to the 41.7% reduction in production expense combined with the $14.4 million, or 1.3%, increase in total loan origination volume during the six months ended December 31, 2000 from the origination volumes reported for the comparable six month period from a year ago.

General and administrative expenses decreased $4.4 million and $5.1 million to $12.6 million and $26.2 million during the three and six months ended December 31, 2000 from $17.0 million and $31.3 million during the comparable three and six month periods during 1999. Included in general and administrative expenses during the three and six months ended December 31, 1999 was a $2.0 million write-down relating to its servicing advances at December 31, 1999. Net of the effects of this charge, the decreases in general and administrative expenses during the three and six months ended December 2000 was $2.4 million and $3.1 million from the comparable periods a year ago and were primarily due to declines in professional, legal, communication and occupancy expenses. Subsequent to December 31, 2000, the Company entered into a sublease involving approximately 44,800 rentable square feet at its headquarter office located at 350 South Grand Avenue, Los Angeles, California. The sublease will result in a reduction to the Company's occupancy expenses of approximately $600,000 annually. No charge to earnings was incurred as a consequence of this sublease transaction. The Company was required by terms of the sublease to pledge approximately $1.9 million of cash to guaranty the differential between the present values of its original lease payment streams and those called for under the sublease. As part of the Company's on-going cost savings program, the Company is evaluating other subleasing opportunities for space it currently occupies that are subject to operating leases. If the Company agrees to sublease such space at lease rates significantly less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant charge to earnings.

Interest expense increased $700,000 and $2.2 million to $13.6 million and $28.6 million for the three and six months ended December 31, 2000, respectively, from $12.9 million and $26.4 million during the comparable three and six month periods during 1999, respectively. The increase in interest expense during the three and six months ended December 31, 2000 from levels reported during the comparable 1999 periods resulted primarily from increased borrowings at higher interest rates under various revolving warehouse and repurchase facilities to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its operations.

Income Taxes

During the three and six months ended December 31, 2000, the Company recorded income tax provisions of $525,000 and $561,000, respectively, and such provisions relate principally to tax provisions on estimated excess inclusion income on the Company's REMIC trusts incurred during the periods and, to a lesser extent, to miscellaneous state tax obligations. During the three and six months ended December 31, 1999, the Company recorded income tax provisions of $1.4 million and $1.9 million and such provisions relate primarily to the Company's estimated tax on excess inclusion income on its REMIC trusts. The investment in the Company by Capital Z in fiscal 1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

Financial Condition

Loans Held for Sale. The Company's portfolio of loans held for sale decreased to $231.7 million at December 31, 2000 from $398.9 million at June 30, 2000. The decline is due to the Company's $931.5  million of securitizations and $356.8 million of whole loan sales in the secondary markets during the six months ended December 31, 2000, partially offset by the Company's loan production during the period.

Accounts Receivable. Accounts receivable, representing servicing fees, servicing, advances and other receivables, increased to $74.5 million at December 31, 2000 from $52.7 million at June 30, 2000. The $21.8 million increase in accounts receivable at December 31, 2000 from June 30, 2000 is primarily attributable to a $16.6 million increase in servicing advances, net of recoveries, to the Company's securitized trusts. To a lesser extent, the increase is attributable to a $5.2 million net increase in other receivables represented primarily by proceeds due the Company from counterparties to the residual interest sale and the sale of servicing rights in the December 2000 securitization. The level of servicing related advances, in any given period, is dependent upon portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections.

Residual Interests. Residual interests decreased to $279.9 million at December 31, 2000 from $291.0 million at June 30, 2000 reflecting $33.5 million of cash received from the securitized trusts, partially offset by $21.6 million of accretion during the six months ended December 31, 2000. During the six months ended December 31, 2000, the Company did not retain the residual interests in the $931.5 million of securitizations consummated during the period which were sold for cash to CZI.

Mortgage Servicing Rights, Net. Mortgage servicing rights, net, decreased to $9.1 million at December 31, 2000 from $12.3 million at June 30, 2000 reflecting amortization during the six months ended December 31, 2000. During the six months ended December 31, 2000, the Company did not capitalize any mortgage servicing rights. The Company sold for cash the servicing rights on the mortgage loans in the $931.5 million of securitizations which closed during the period. All of the Company's $356.8 million of loan sold in whole loan sales for cash were sold with servicing released.

Equipment and Improvements, Net. Equipment and improvements, net, increased to $11.7 million at December 31, 2000 from $10.5 million at June 30, 2000 reflecting the capitalization of new equipment and improvement acquisitions, partially offset by depreciation and amortization during the six months ended December 31, 2000.

Prepaid and Other Assets. Prepaid and other assets decreased to $11.9 million at December 31, 2000 from $14.7 million at June 30, 2000, primarily reflecting amortization during the six months ended December 31, 2000 outpacing the capitalization of eligible expenses incurred for financing and other arrangements entered into by the Company during the six months ended December 31, 2000.

Borrowings. Amounts outstanding under borrowings at December 31, 2000 remained unchanged from the $275.5 million outstanding at June 30, 2001. In January 2001, the Company reduced its borrowings by making a regularly scheduled $5.7 million sinking fund payment on its 10.5% Senior Notes.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $209.4 million at December 31, 2000 from $375.0 million at June 30, 2000, primarily as the result of the decrease in loans held for sale due to whole loan sales and the securitizations during the six months ended December 31, 2000, partially offset by borrowings to fund the Company's loan production during the period. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $21.4 million at December 31, 2000. The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) the funding of mortgage loan originations and purchases prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii)  cash reserve accounts or over-collateralization requirements in connection with the securitization, (iv) ongoing administrative, operating, and tax expenses, (v) interest and principal payments under the Company's revolving warehouse and repurchase facilities and other existing indebtedness and (vi) advances in connection with the Company's servicing portfolio.

The Company's primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) the securitization and sale of mortgage loans and related servicing rights, (iii) sales of residual interests under the Residual Facility and (iv) the monetization of the Company's servicing advances. The Company historically also had access to working capital financing facilities and the issuance of debt and equity securities, to finance its operating cash requirements; however, due to the Company's operating performance in the two most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future. See "-Risk Factors- If we are unable to maintain adequate financing sources or outside sources of cash are not sufficient, our earnings and financial position will suffer and jeopardize our ability to operate as a going concern."

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to originate and purchase mortgage loans and hold them prior to securitization or sale. At December 31, 2000, the Company had committed revolving warehouse and repurchase facilities in the amount of $684.1 million (excluding the $15.9 million outstanding on the $35.0 million non-revolving subline described more fully below). On January 24, 2001, the Company renewed an existing $200.0 million revolving warehouse facility and increased the capacity under the facility to $300.0 million. Included in this facility's renewal is a $40.0 million subline that provides for the funding of mortgage loans at closing. Of the $784.1 million of committed revolving warehouse and repurchase facilities currently available to the Company at February 1, 2001, $200.0 million, $300.0 million and $300.0 million expire on May 31, 2001, October 31, 2001 and January 23, 2002, respectively.

The Company has access to certain warehouse and repurchase facilities which advanced up to 100% of the principal balance of the mortgage loans to the Company. However, as a result of the difficult current market conditions which began in the quarter ended December 31, 1998, and the Company's recent financial performance, including the prices the Company has received in recent whole loan sales, certain of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

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

The Securitization and Sale of Mortgage Loans. The Company's ability to sell loans originated and purchased by it in the secondary market through securitizations and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "Risk Factors-An interruption or reduction in the securitization and whole loan market would hurt our financial performance."

During the three months ended December 31, 2000, the Company securitized $471.5 million of loans and sold $148.9 million of loans in whole loan sales compared to $403.5 million of loans securitized and $184.6 million of loans sold in whole loan sales, in the comparable three month period a year ago. The Company securitized $931.5 million of loans and sold $356.8 million of loans in whole loan sales during the six months ended December 31, 2000 compared to $803.6 million and $477.2 million of securitized loan and whole loan sale dispositions, respectively, in the comparable six month period a year ago. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations-Revenue."

In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. As of December 31, 2000, the Company was required to maintain an additional $94.2 million in overcollateralization amounts as a result of the level of its delinquency rates and realized losses above that which would have been required to be maintained if the applicable delinquency rates and realized losses had been below the specified limits. Of this amount, at December 31, 2000, $73.4 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these trusts.

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

On December 19, 2000, the Company sold a $16.2 million residual interest to CZI pursuant to the Residual Facility for cash. At December 31, 2000, the remaining amount available under the Residual Facility is approximately $40.8 million. It is the Company's expectation to periodically sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis.

Monetization of Servicing Advances. The Company has historically relied on working capital lines to help it fund its servicing advance obligations. In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization trusts, pursuant to which the loan servicing company assumed the obligations to make all future advances on those two trusts. The Company also sold to the loan servicing company the outstanding servicing advances on those two trusts for approximately $17.0 million. In June 1999, February 2000 and January 2001 in order to further reduce its servicing advance obligations, the Company entered into an arrangement with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its securitization trusts.

Working Capital Financing Facilities. On February 11, 2000, the Company secured a $35.0 million non-revolving subline (outstanding balance at December 31, 2000 was $15.9 million) to a warehouse facility secured by certain of its residual interests and certain other collateral which the Company drew down on February 11, 2000 to provide working capital. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline, for which the Company paid Capital Z a $1 million fee.

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

The Company has filed a registration statement with the SEC to distribute to the holders of the Company's Common Stock and Series C Convertible Preferred Stock, in the form of a dividend of nontransferable subscription rights to purchase shares of Series D Convertible Preferred Stock for $0.85 per share. The number of shares offered in the Rights Offering to Nonaffiliated Stockholders will be approximately 19.8 million shares of Series D Convertible Preferred Stock. The registration statement has not been declared effective by the SEC. The Company has not commenced a distribution of any such rights. The Company is reviewing the proposed rights offering and may or may not go forward with the rights offering.

As previously reported, in August 2000, the Company issued $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company.

The Company has previously raised $127.9 million through the sale of preferred stock in several phases to Capital Z and its designees, certain members of the Company's management and holders of the Company's common stock. The Company raised $76.8 million in February 1999, $25.0 million in August 1999 and $25.0 million ($4.2 million in a rights offering and $20.8 million from Capital Z pursuant to their standby commitment) in October 1999. In October 1999, the Company also issued $1.1 million of preferred stock to certain management investors. In connection with the sale of stock to Capital Z, the Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share.

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

In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At December 31, 2000, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

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

If the Company's access to warehouse lines, working capital or the securitization or whole loan markets are restricted, the Company may have to seek additional equity. Further, if available at all, the type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources, limitations under debt covenants and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and sell. This would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

Risk Management

At December 31, 2000, the Company had $50.0 million of forward interest rate swap contracts in place to hedge exposure to its inventory and pipeline of fixed rate loans held for sale. Included in gain on sale of loans for the three and six months ended December 31, 2000 are charges to earnings of $1.7 million and $4.0 million, respectively, reflecting the Company's mark to the estimated fair value of interest rate swap contracts in place during those periods. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap contract or charges to earnings on future derivative contracts into which the Company may enter.

Financial Instruments

Sale of Loans-Securitizations and Whole Loan Sales-Interest Rate Risk. A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, for securitized loans the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow, and reduce the Company's related gain on sale upon securitization. For loans sold in whole loan sales, if interest rates rise while the loans are held, the gain on sale recognized by the Company may be reduced.

From time to time, the Company mitigates exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased, forward interest rate swap contracts and the purchase of Treasury Put Options. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities. Derivatives are recorded at fair value on the Company's balance sheet. Gains and losses on derivatives are recorded in earnings as realized or incurred. The Company's risk management activities do not qualify for special hedge accounting. The Company did not have any hedge or similar instruments in place at or during the three months ended December 31, 1999. Included in gain on sale of loans during the three months ended December 31, 2000 is $1.7 million of hedge losses. Of the $1.7 million, $1.5 million was realized on $195.0 million of forward interest rate swap contracts in place during the December 2000 quarter and which closed on December 19, 2000. Included in gain on sale of loans during the six months ended December 31, 2000 is $4.0 million of hedge losses. The Company entered into the forward interest rate swap contracts to mitigate interest rate exposure to its inventory and pipeline of fixed rate loans held for sale prior to the December 2000 securitization. At December 31, 2000, the Company had $50.0 million of forward interest rate swap contracts in place to mitigate interest rate exposure prior to the sale of its inventory and pipeline of fixed rate mortgage loans held for sale. Included in gain on sale during the three months ended December 31, 2000, is a $184,000 charge to earnings reflecting the Company's mark to the estimated fair value of the contracts at December 31, 2000.

Residual Interests and MSRs. The Company had residual interests of $279.9 million and $291.0 million outstanding at December 31, 2000 and June 30, 2000, respectively. The Company also had MSRs outstanding at December 31, 2000 and June 30, 2000 in the amount of $9.1 million and $12.3 million, respectively. Both of these instruments are recorded at estimated fair value at December 31, 2000 and June 30, 2000. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at December 31, 2000 and June 30, 2000. The weighted average life of the mortgage loans used for valuation was 3.1 years at December 31, 2000 and June 30, 2000.

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

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the CLTV permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. In some cases, the Company originates loans up to 97% CLTV that are insured down to approximately 67% with mortgage insurance. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value or purchase price of the mortgaged property, whichever is lower, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

Warehousing Exposure. The Company utilizes warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization. As of December 31, 2000, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $684.1 million (net of $15.9 million outstanding on a $35.0 million subline); the total amounts outstanding related to these facilities was $209.4 million at December 31, 2000. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90  days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Risk Factors

Our Common Stock could be delisted which would affect the liquidity of our Common Stock and our Preferred Stock.

The Common Stock is currently traded on the New York Stock Exchange under the symbol "AAM." However, we cannot assure you that the Common Stock will remain listed on the New York Stock Exchange. We have received a notice from the New York Stock Exchange that, due to the fact that the 30-day average trading price of our Common Stock was below $1.00, we do not meet the requirements to maintain an ongoing listing on the New York Stock Exchange. Pursuant to the notice, the Company had until December 29, 2000 to raise the thirty day average closing price of the Common Stock above $1.00 per share or the NYSE would suspend the Company's listing and apply to the Securities and Exchange Commission for delisting. The closing price of the Common Stock on December 29, 2000 was $0.56 per share and the average closing price for the thirty trading-day period ended December 29, 2000 was $0.92 per share. The Company submitted additional materials at that time and continued discussions with the NYSE. The closing price of the Common Stock has remained above $1.00 per share since January 31, 2001 and the average closing price for the thirty trading-day period ended February 13, 2001 was $1.11 per share. The NYSE has informed the Company that, after giving consideration to these factors, it will continue to trade the Common Stock of the Company through March 30, 2001. The NYSE has also informed the Company that it will continue to monitor events at the Company as well as the price of the Company's Common Stock and that compliance with the $1.00 per share price minimum for the thirty trading-day period ended March 30, 2001 will be reevaluated at that time. There can be no assurance that the thirty day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be suspended by the NYSE. If the Common Stock were suspended by the NYSE, it would seriously impair the ability of Common stockholders to trade their shares. In addition, if the Common Stock were to be delisted the liquidity of the Company's various classes of preferred stock would be affected because you would no longer be able to convert shares preferred stock into a listed security.

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
    fees and expenses incurred for the securitization of mortgage loans;
    cash reserve accounts or overcollateralization required in the securitization of loans;
    tax payments generally due on recognition of non-cash gain on sale recorded in the securitizations of mortgage loans;
    ongoing administrative and other operating expenses;
    interest and principal payments under our revolving warehouse and repurchase facilities and other existing indebtedness;
    delinquent interest and other servicing related expenses we advance on the mortgage loans in our servicing portfolio; and
    investments in technology initiatives and other capital improvements.

We receive cash primarily from the following sources:

    Revolving Borrowings. We borrow cash from various commercial loans, called revolving warehouse and repurchase facilities, to fund the mortgage loans that we make or buy. We are required to pay down these revolving warehouse and repurchase facilities when we sell our mortgage loans. We currently have three revolving warehouse and repurchase facilities with a total credit limit of $784.0 million. These revolving warehouse and repurchase facilities expire between May 2001 and February 2002.
    Sale of Mortgage Loans. We sell some of our mortgage loans for cash in the whole loan sale market and we sell the rest of our mortgage loans in securitization transactions. We receive the difference between the price at which we sell the mortgage loans and the amount owed on our revolving warehouse or repurchase facilities for these loans in cash.
    Sale of Residual Interest Assets Created in Securitizations. In a securitization transaction, we retain a subordinated interest, called the residual interest, in the securitized mortgage loans. The holder of the residual interest is entitled to receive the excess spread from the securitization, or the difference between the interest rate received on the mortgages, and the lower interest rate paid the bondholders in the securitization transaction. As the holder of the residual interest, we also retain the right to any mortgage loans that are still outstanding after the bonds from the securitization transaction are paid in full. At the time of the securitization transaction, we determine the value of the residual interest as the present value of expected cash flows from the excess spread, and record the value of the residual interest as an asset. We sold the residual interest in the December 2000 securitization transaction for cash under a residual forward sale facility and may sell future residual interests for cash until the expiration of that facility.
    Sale of Accounts Receivable. When borrowers fail to make payments on their mortgage loans that we service, we are required to advance the interest due to the bondholders. We also advance delinquent property taxes and property insurance on the mortgage loans that we service if our borrowers do not pay them. These advances become accounts receivable. We are repaid when the borrowers make their delinquent payments or when the loans are foreclosed upon and the mortgaged properties are sold. We have, from time to time, sold these accounts receivable, in order to recover our advances without having to wait until borrowers make their payments or until the mortgage loans are foreclosed upon.

Our right to service loans may be terminated because of the high delinquencies and losses on the mortgage loans in our servicing portfolio, which will hurt our earnings.

The value of our right to service most of our approximately $3.1 billion mortgage loan servicing portfolio (at December 31, 2000) is an asset on our balance sheet called mortgage servicing rights. If we were to lose the right to service some or all of the mortgage loans in our portfolio, we would be required to write down or write off our mortgage servicing rights, which would decrease our earnings and decrease our net worth and the value of your investment.

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

As of December 31, 2000, we are over the limit for delinquent mortgage loans we service for 10 of the securitization transactions and we are over the limit for losses for those same 10 securitization transactions plus four additional securitization transactions. The monoline insurers have the right to terminate us as the servicer for these securitization transactions as well as the securitization transactions from 2000 and 1999.

None of our servicing rights have been terminated so far, and our monoline insurers have not indicated that they plan to terminate us. However, the monoline insurers do have the right to terminate us at any time with respect to those securitization transactions described above. If we are terminated, we would be required to write-down or write-off our mortgage servicing rights.

High delinquencies or losses on the mortgage loans in our servicing portfolio may decrease our cash flows.

In a securitization transaction, the excess spread is initially used to over-collateralize the bonds by paying down the principal balance of the bonds below the principal balance of the mortgage loans collateralizing the bonds in the securitization transaction. Once the bonds are over-collateralized to a certain amount, we start receiving the excess spread. If the mortgage loans are more delinquent or if the loss on mortgage loans is greater than expected, the excess spread that we are supposed to receive from the securitization transaction is diverted to over-collateralize the bonds further.

In addition, when borrowers do not make their required mortgage loan payments or do not pay their real estate taxes or insurance premiums on loans that we service, we are required to advance those payments out of our working capital.

High losses on the mortgage loans in our servicing portfolio may hurt our earnings.

All of the mortgage loans are secured by residential property. If borrowers do not repay their loans, we recover the principal and unpaid interest and any servicing expenses incurred by us by foreclosing on the loans and selling the properties. If the value of the property collateralizing a loan is not sufficient to cover the principal amount of the loan and related interest and servicing expenses in the event of foreclosure of that loan and sale of the mortgaged property, we suffer a loss.

High loan loss levels may affect our net earnings. During the period of time we hold mortgage loans before we sell them, the entire loan loss reduces our earnings. For mortgage loans we have sold in a securitization transaction, we apply certain assumptions to estimate losses to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. If actual loan losses exceed our estimated losses, we may be required to write down our residual interests which would hurt our earnings and decrease our net worth and the value of your investment.

The mortgage loans are subject to higher risks of loss, which may hurt our earnings.

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

Our earnings may be hurt by increases or decreases in interest rates.

An increase in long-term interest rates could, among other things:

    decrease the demand for consumer credit in general; and
    reduce the average size of mortgage loans that we make, by decreasing demand for refinancing lower-rate first mortgage loans and increasing demand for second mortgage loans.

An increase in short-term interest rates could, among other things,

    increase our borrowing costs, most of which are tied to those rates;
    reduce our excess spread and the income recognized in a securitization. In addition, during the time the securitization bonds are outstanding, adjustable rate mortgage loans adjust based on an index or adjustment period different from the index and adjustment period for bonds issued in a securitization. Adjustable rate mortgage loans are also subject to interest rate caps, which limit the amount the interest rate can change during any given period and over the life of the loans. If interest rates increase, the interest rates on the bonds issued in a securitization transaction could increase faster, without limitation by caps, than the interest rates on our adjustable rate mortgage loans in the securitization, and reduce the price paid for loans we made at lower interest rates in whole loan sales of mortgage loans.

A decline in long-term or short-term interest rates could increase the prepayment rate. Any of these changes in interest rates could hurt our earnings.

An interruption or reduction in the securitization and whole loan market would hurt our financial performance.

In order for us to continue our mortgage loan origination and purchase operations, we must be able to sell the mortgage loans we make in the securitization and whole loan markets. We use the cash proceeds from these sales to pay down our warehouse and repurchase facilities and make new mortgage loans. The value of our mortgage loans depends on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, we rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase our mortgage loans in the whole loan market and the bonds issued in securitization transactions. We cannot be sure that the purchasers will be willing to purchase mortgage loans on satisfactory terms or that the market for such loans will continue. Adverse changes in the securitization and whole loan markets may affect our ability to securitize or sell our mortgage loans for acceptable prices within a reasonable period of time, which would hurt our earnings.

If we are unable to sell a significant portion of our mortgage loans on at least a quarterly basis, our earnings would be hurt.

We earn income on our mortgage loans when they are sold. Our strategy is to sell all of the mortgage loans we make at least quarterly. However, market and other considerations could affect the timing of the sale of our mortgage loans. If we are not able to sell all of the mortgage loans that we make during the quarter in which the loans are made, we would likely not be profitable for that quarter.

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

At December 31, 2000, 22.7% and 11.6% of the mortgage loans we serviced were collateralized by residential properties located in California and Florida, respectively. Because of these concentrations in California and Florida, declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgage loans, increase foreclosures and losses and hurt our earnings.

California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides. Florida historically has been vulnerable to certain other natural disasters, such as tropical storms and hurricanes. Since such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the borrowers have to pay for repairs due to such disasters. Uninsured borrowers may not repair the property or may stop paying their mortgage loans if the property is damaged. This would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters, and hurt our earnings.

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

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which would hurt our earnings.

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

If we are unable to comply with mortgage banking rules and regulations, our ability to make mortgage loans may be restricted, which would hurt our earnings.

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

At December 31, 2000, entities controlled by Capital Z beneficially owned senior preferred stock representing 47.2% of our combined voting power in the election of directors and 91.4% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members' terms expire Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies. Also because of its ownership percentage, Capital Z may unilaterally force the conversion into Common Stock of all shares of Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock or the Series D Convertible Preferred Stock.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings-None

Item 2. Changes in Securities-None

Item 3. Defaults upon Senior Securities-None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2000 Annual Meeting of Stockholders (the "Meeting") on November 8, 2000.
(b)	The following Series B Directors were elected at the Meeting to serve one year terms:
Steven M. Gluckstern(1)
Adam M. Mizel
Mani A. Sadeghi
Robert A. Spass
The following Class I Common Stock directors were elected at the Meeting to serve three-year terms:
David H. Elliott
A. Jay Meyerson
The following directors continued in office after Meeting:
Eric C. Rahe
Georges C. St. Laurent, Jr.
Cary H. Thompson

____________________

(1) Mr. Gluckstern subsequently resigned his position on the Board of Directors and was replaced by Joseph R. Tomei.

(c) At the Meeting, stockholders voted on (1) an amendment to the Company's Certificate of Incorporation to eliminate the effect, if any, of the planned offering of rights by the Company to purchase Series D Convertible Preferred Stock (the "Rights Offering") on the conversion ratio of the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (the "Anti-Dilution Amendment Proposal"); (2) a proposal to increase the number of shares of the Company's Preferred Stock which have been designated as shares of Series D Convertible Preferred Stock and to authorize the issuance of shares of Series D Convertible Preferred Stock in the Rights Offering (the "Series D Authorization and Issuance Proposal"); (3) an amendment to the Company's Amended and Restated 1999 Stock Option Plan (the "Plan") to increase the number of shares of the Company's Common Stock authorized for issuance under the Plan from 12.0 million to 22.0 million; (4) the election of four Series B Directors; (5) the election of two Class I Common Stock Directors; (6) the ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending June 30, 2001. The results of the voting were as follows:

	Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-Votes
(1)	Anti-Dilution Amendment Proposal
	-All Stockholders	106,036,642	165,494	-	72,510	-
	-Class Vote: Series B, Series C and Series D Convertible Stock	105,142,385	17,328	-	3,410	-
	-Class Vote: Series B Preferred Stock Only	26,704,000	-	-	-	-
	-Class Vote: Series C Preferred Stock Only	19,026,622	17,328	-	3,410	-
	-Class Vote: Series D Preferred Stock Only	59,411,763	-	-	-	-

	Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-Votes

(2)	Series D Authorization and Issuance Proposal
	-All Stockholders	106,002,804	204,397	-	67,445	-
	-Class Vote: Series B, Series C and Series D Convertible Stock	105,145,308	15,645	-	2,170	-
(3)	Amendment to the Plan	105,918,950	289,295	-	66,401	-
(4)	Election of Series B Directors (Series B Preferred Stock Only)
	-Steven M. Gluckstern	26,704,000	-	-	-	-
	-Mani A. Sadeghi	26,704,000	-	-	-	-
	-Adam M. Mizel	26,704,000	-	-	-	-
	-Robert A. Spass	26,704,000	-	-	-	-
(5)	Election of Class I Common Stock Directors (Common Stock and Series B Preferred Stock Only)
	-David H. Elliott	5,277,405	-	94,423	-	-
	-A. Jay Meyerson	5,279,337	-	92,491	-	-
(6)	Ratification of Independent Accountants	110,881,760	63,022	-	58,722	-

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index

(b) The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2000:

(1)	The Company filed a Current Report on Form 8-K on September 22, 2000 (dated September 5, 2000) reporting the consummation of a Residual Forward Sale Facility.
(2)	The Company filed a Current Report on Form 8-K on October 2, 2000 (dated September 28, 2000) reporting fiscal year-end financial results.
(3)	The Company filed a Current Report on Form 8-K on October 16, 2000 (dated September 30, 2000) providing statistical data on certain securitization trusts.
(4)	The Company filed a Current Report on Form 8-K on November 1, 2000 (dated October 31, 2000) reporting financial results for the first fiscal quarter.
(5)

The Company filed a Current Report on Form 8-K on December 14, 2000 (dated December 7, 2000) reporting the pricing of a securitization transaction and providing statistical data on certain securitization trusts.

(6)	The Company filed a Current Report on Form 8-K on December 21, 2000 (dated December 19, 2000) reporting the closing of a securitization transaction.
(7)	The Company filed a Current Report on Form 8-K on December 22, 2000 (dated December 21, 2000) providing statistical data on certain securitization trusts.
(8)	The Company filed a Current Report on Form 8-K on January 26, 2001 (dated December 31, 2000) providing statistical data on certain securitization trusts.

AAMES FINANCIAL CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Aames Financial Corporation
Date: February 14, 2001	By:	/s/ James Huston James Huston Executive Vice President-Finance and Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1(a)

Third Amendment, dated as of October 31, 2000, to the Second Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of April 28, 2000, between Aames Capital Corporation, a subsidiary of the Registrant, ("ACAC") and Lehman Commercial Paper, Inc.(1)

10.1(b)

Fourth Amendment, dated as of November 30, 2000, to the Second Amended and Restatement Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of April 28, 2000, between ACC and Lehman Commercial Paper, Inc. (2)

10.2	Historical Advance Purchase Agreement, dated as of January 5, 2001, between ACC and Steamboat Financial Partnership I, L.P. (2)
10.3(a)

Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Restated to and Including January 24, 2001, by and between ACC Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (2)

10.3(b)	Guaranty, dated as of January 24, 2001, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.3(a) (2)
11	Computation of Per Share Loss (2)

______________

(1)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and filed with the Commission on November 14, 2000.
(2)	Filed herewith.