Form 10-Q
period 2001-03-31
AAMES FINANCIAL CORP/DE
filed 2001-05-15
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER 0-19604 _________________________________
AAMES FINANCIAL CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4340340 (I.R.S. Employer Identification No.)
350 SOUTH GRAND AVENUE, LOS ANGELES, CA 90071-3459 (Address of Registrant's principal executive offices including zip code)
(323) 210-5000 (Registrant's telephone number, including area code)
NO CHANGES (Former name, former address and former fiscal year, if changed since last report)

_________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2001, Registrant had 6,259,334 shares of common stock outstanding.

TABLE OF CONTENTS

Item No.		Page No.
PART I-FINANCIAL INFORMATION
Item 1-	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2001 (Unaudited) and June 30, 2000 (Audited)..........................................................................................................................................	3
	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000 (Unaudited)............................................................................................	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 (Unaudited)......................................................................................................................	5
	Notes to Condensed Consolidated Financial Statements (Unaudited).............................................	6
Item 2-	Management's Discussion and Analysis of Financial Condition and Results of Operations...........	7

PART II-OTHER INFORMATION
Item 1-	Legal Proceedings............................................................................................................................	33
Item 2-	Changes in Securities.......................................................................................................................	33
Item 3-	Defaults Upon Senior Securities......................................................................................................	33
Item 4-	Submission of Matters to a Vote of Security Holders......................................................................	33
Item 5-	Other Information............................................................................................................................	33
Item 6-	Exhibits and Reports on Form 8-K..................................................................................................	33
Signature Page.....................................................................................................................................................................		34

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2001	June 30, 2000
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents.........................................................................................................	$ 30,571,000	$ 10,179,000
Loans held for sale, at lower of cost or market.........................................................................	272,302,000	398,921,000
Accounts receivable..................................................................................................................	62,990,000	52,713,000
Residual interests, at estimated fair value.................................................................................	245,205,000	290,956,000
Mortgage servicing rights, net...................................................................................................	7,740,000	12,346,000
Equipment and improvements, net............................................................................................	11,256,000	10,522,000
Prepaid and other.......................................................................................................................	13,726,000	14,727,000

Total assets...........................................................................................................................	$ 643,790,000 ==========	$ 790,364,000 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings................................................................................................................................	$ 269,720,000	$ 275,470,000
Revolving warehouse and repurchase facilities.........................................................................	250,284,000	375,015,000
Accounts payable and accrued expenses...................................................................................	66,647,000	56,985,000
Income taxes payable................................................................................................................	8,043,000	8,416,000

Total liabilities.....................................................................................................................	594,694,000	715,886,000
Commitments and contingencies	-	-
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized; none
outstanding....................................................................................................................	-	-
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares
authorized; 26,704,000 shares outstanding...................................................................	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share; 61,230,000 and
107,123,000 shares authorized; 20,334,000 and 60,976,000 shares outstanding.........	20,000	61,000
Series D Convertible Preferred Stock; par value $0.001 per share; 108,566,000 shares
authorized; 59,412,000 and -0- shares outstanding......................................................	59,000	-
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 6,258,000
and 6,235,000 shares outstanding.................................................................................	6,000	6,000
Additional paid-in capital....................................................................................................	417,485,000	401,652,000
Retained deficit....................................................................................................................	(368,501,000)	(327,268,000)
Total stockholders' equity...............................................................................................	49,096,000	74,478,000
Total liabilities and stockholders' equity........................................................................	$ 643,790,000 ==========	$ 790,364,000 ==========

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000

Revenue:
Gain on sale of loans...............................	$ 17,476,000	$ 9,053,000	$ 56,106,000	$ 40,403,000
Write-down of residual interests and
mortgage servicing rights...................	(33,600,000)	(47,300,000)	(33,600,000)	(82,490,000)
Origination fees.......................................	11,207,000	7,671,000	35,953,000	29,429,000
Loan servicing.........................................	3,008,000	3,958,000	11,524,000	12,133,000
Interest.....................................................	20,623,000	24,627,000	65,657,000	72,387,000

Total revenue, including write-down
of residual interests and mortgage
servicing rights.............................	18,714,000	(1,991,000)	135,640,000	71,862,000

Expenses:
Compensation..........................................	23,681,000	25,922,000	74,457,000	71,404,000
Production...............................................	4,630,000	5,805,000	13,698,000	21,420,000
General and administrative.....................	11,516,000	14,204,000	37,743,000	45,506,000
Interest.....................................................	11,204,000	13,010,000	39,794,000	39,444,000

Total expenses...................................	51,031,000	58,941,000	165,692,000	177,774,000

Loss before income taxes..............................	(32,317,000)	(60,932,000)	(30,052,000)	(105,912,000)
Provision for income taxes............................	899,000	533,000	1,460,000	2,458,000

Net loss.........................................................	$(33,216,000) ==========	$(61,465,000) ==========	$ (31,512,000) ==========	$(108,370,000) ===========

Net loss per common share:
Basic........................................................	$ (5.88) ======	$ (10.25) =======	$ (6.64) ======	$ (18.38) =======
Diluted.....................................................	$ (5.88) ======	$ (10.25) =======	$ (6.64) ======	$ (18.38) =======

Weighted average number of shares
outstanding:
Basic........................................................	6,211,000 =======	6,210,000 =======	6,211,000 =======	6,209,000 =======
Diluted.....................................................	6,211,000 =======	6,210,000 =======	6,211,000 =======	6,209,000 =======

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2001	2000
Operating activities:
Net loss..........................................................................................................................	$ (31,512,000)	$ (108,370,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization...................................................................................	3,553,000	4,314,000
Gain on sale of loans .................................................................................................	-	(34,596,000)
Write-down of residual interests and mortgage servicing rights...............................	33,600,000	82,490,000
Accretion of residual interests...................................................................................	(32,089,000)	(39,471,000)
Residual interests created...........................................................................................	40,270,000	-
Sale of residual interests............................................................................................	(40,270,000)	-
Mortgage servicing rights originated.........................................................................	-	(5,175,000)
Mortgage servicing rights amortized.........................................................................	4,606,000	6,778,000
Changes in assets and liabilities:
Loans held for sale originated or purchased.........................................................	(1,673,468,000)	(1,551,096,000)
Proceeds from sale of loans held for sale.............................................................	1,800,087,000	1,727,683,000
Decrease (increase) in:
Accounts receivable.............................................................................................	(10,277,000)	10,494,000
Residual interests..................................................................................................	44,240,000	31,327,000
Prepaid and other..................................................................................................	1,001,000	836,000
Income tax refund receivable...............................................................................	-	1,737,000
Increase (decrease) in:
Accounts payable and accrued expenses..............................................................	(59,000)	2,546,000
Income taxes payable...........................................................................................	(373,000)	715,000

Net cash provided by operating activities...........................................................................	139,309,000	130,212,000

Investing activities:
Purchases of equipment and improvements..................................................................	(4,287,000)	(1,054,000)

Net cash used in investing activities...................................................................................	(4,287,000)	(1,054,000)

Financing activities:
Net proceeds from convertible preferred stock issuance...............................................	15,851,000	25,060,000
Proceeds from exercise of common stock options........................................................	-	2,000
Reductions in borrowings..............................................................................................	(5,750,000)	(5,750,000)
Reductions in revolving warehouse and repurchase facilities.......................................	(124,731,000)	(149,833,000)
Other, net.......................................................................................................................	-	(5,000)

Net cash used in financing activities...................................................................................	(114,630,000)	(130,526,000)

Net increase (decrease) in cash and cash equivalents.........................................................	20,392,000	(1,368,000)
Cash and cash equivalents at beginning of period..............................................................	10,179,000	20,764,000

Cash and cash equivalents at end of period........................................................................	$ 30,571,000 =========	$ 19,396,000 =========

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

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with generally accepted accounting principles in the United States for the interim periods reported. The results of operations for the Company for the three and nine months ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year.

At March 31, 2001, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") beneficially owned preferred stock representing approximately 47.2% of the Company's combined voting power in the election of directors and approximately 91.4% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

Note 2: Residual Forward Sale Facility with Related Party

On August 31, 2000, the Company entered into a Residual Forward Sale Facility (the "Residual Facility") with Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million Residual Facility amount, or (iii) a termination event, as defined in the Residual Facility.

On March 29, 2001, the Company completed a securitization of $150.0 million of mortgage loans and sold the $6.0 million residual interest created therein to CZI under the Residual Facility. Of the $6.0 million sale, the Company received cash of $5.0 million at the time of the sale and the remaining $1.0 million was included in accounts receivable at March 31, 2001. At March 31, 2001, the available capacity remaining for future use under the Residual Facility was $34.7 million.

In connection with obtaining the Residual Facility, the Company paid a facility fee of $3.0 million to CZI. The facility fee is being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three and nine months ended March 31, 2001, facility fee amortization charged to gain on sale of loans was $0.2 million and $1.6 million, respectively. At March 31, 2001, the remaining unamortized portion of the facility fee was $1.4 million and is included in prepaid and other assets in the accompanying condensed consolidated balance sheet at March 31, 2001.

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

Note 5: Per Share Data

The following table sets forth information regarding net loss per common share for the three and nine months ended March 31, 2001 and 2000 (unaudited) (Dollars and weighted average number of shares in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Basic net loss per common share:
Net loss................................................................	$ 33,216	$ 61,465	$ 31,512	$ 108,370
Plus: Accrued dividends on Series B, C and D
Convertible Preferred Stock...........................	3,306	2,166	9,721	5,746
Basic net loss to common stockholders...............	$ 36,522	$ 63,631	$ 41,233	$ 114,116
Basic weighted average number of common
shares outstanding..........................................	6,211	6,210	6,211	6,209
Basic net loss per common share.........................	$ 5.88 ======	$ 10.25 ======	$ 6.64 ======	$ 18.38 ======
Diluted net loss per common share:
Diluted net loss to common stockholders............	$ 36,522	$ 63,631	$ 41,233	$ 114,116
Diluted weighted average number of common
shares outstanding..........................................	6,211	6,210	6,211	6,209
Diluted net loss per common share......................	$ 5.88 ======	$ 10.25 ======	$ 6.64 =====	$ 18.38 =====

Note 6: Reclassifications

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

Recent Events

The Company had a net loss of $33.2 million during the three months ended March 31, 2001. The $33.2 million net loss resulted from the Company's $33.6 million valuation adjustment to the estimated fair value of its residual interest assets partially offset by a $0.4 million net operating profit. The $33.6 million valuation adjustment reflects the Company's assessment of recent credit loss and delinquency experience of certain mortgage loans in its securitized trusts originated during calendar 1999 and prior.

All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. Due to the $33.2 million loss for the quarter ended March 31, 2001, the Company failed to meet certain financial covenants under its revolving warehouse and repurchase facilities at March 31, 2001 and April 30, 2001 and does not expect to meet those covenants at May 31, 2001. The Company is seeking amendments to these financial covenants from its committed warehouse and repurchase lenders to bring itself into compliance. The Company's failure to meet these financial covenants gives the warehouse and repurchase lenders the right to declare an event of default and to terminate the warehouse and repurchase facilities, cease funding loans thereunder and foreclose upon and sell the loans collateralizing the facilities. An event of default under any one of the Company's committed warehouse or repurchase facilities would cross-default the remaining committed warehouse and repurchase facilities. Moreover, an acceleration of the indebtedness under the Company's revolving warehouse and repurchase facilities would result in a default under the Company's 9.125% Senior Notes due 2003, the Company's 10.5% Senior Notes due 2002 and the Company's 5.5% Convertible Subordinated Debentures due 2006 (collectively, the "Corporate Debt"), which would, in turn, result in an acceleration of such indebtedness. An acceleration of the maturity of the Corporate Debt would jeopardize the Company's ability to continue to operate as a going concern. If the Company is unable to obtain amendments to its revolving warehouse and repurchase facilities, or is unable to meet these financial covenants going forward, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

Pursuant to agreements relating to the Company's two 1999 securitization transactions, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of cash liquidity in order to be able to continue to service the loans in the trusts. Due to the $33.2 million loss for the quarter ended March 31, 2001, the Company failed to meet the net worth test at March 31, 2001 and April 30, 2001, and does not expect to meet the test at May 31, 2001. The Company is seeking an amendment to the net worth covenant from the monoline insurer. If the Company is unable to obtain a waiver from the monoline insurer, the monoline insurer could exercise its rights to terminate the Company as servicer.

As previously reported, the Company received a notice from the New York Stock Exchange (the "NYSE") that the Company's common stock, par value $0.001 per share (the "Common Stock") did not meet the requirements for continued listing because the thirty day average trading price of the Common Stock was below $1.00 per share. After reviewing the Company's stock price performance, as well as other materials, the NYSE notified the Company that the Common Stock would remain listed until March 30, 2001, at which time the stock price performance would be measured for compliance with continued listing standards. The closing price and the thirty day average closing price of the Common Stock on March 30, 2001 was $1.20 and $1.42, respectively.

On April 2, 2001, the NYSE acknowledged that the Company had met the stock price requirements of continued listing as of March 30, 2001. The NYSE also informed the Company that the Common Stock would continue to be listed on the NYSE; however, the Common Stock is subject to a three month follow-up period during which time the NYSE will continue to monitor the Company and, on July 2, 2001, the NYSE will again measure the stock price performance as of the thirty trading days ending July  2, 2001. In addition, if at any time before July  2, 2001, the NYSE determines that the Company has failed to meet any of the continuing listing standards, the NYSE will re-evaluate the continued listing of the Common Stock at that time and may take action including truncating the normal compliance procedures and beginning the initiation of suspension procedures. The closing price and the thirty day average closing price of the Common Stock as of May 14, 2001 was $1.44 and $1.23, respectively.

There can be no assurance that the thirty trading day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be suspended by the NYSE. If the Common Stock were suspended by the NYSE, it would seriously impair the ability of the holders of the Common Stock to trade their shares.

As previously reported, on March 29, 2001, the Company completed a securitization of $150.0 million of mortgage loans and sold the related residual interest to Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Capital Z Financial Services Fund II, L.P., a Bermuda partnership, through the Residual Forward Sale Facility with CZI (the "Residual Facility") for cash. Although the Company retained the servicing on the loans it securitized prior to the current fiscal year, the Company sold its servicing rights and the rights to prepayment fees related to the mortgage loans in the securitization transaction because the price paid by the independent, third party loan servicer resulted in a cash gain on sale that was higher than the noncash gain the Company would have realized had the mortgage servicing rights and the rights to prepayment fees been retained.

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

The Company continues to focus on its core business strategy and return to profitability by: (i) increasing core loan production and reducing its costs of production; (ii) maximizing opportunities in loan servicing; and (iii) becoming self-financing (i.e., the ability to obtain sufficient lines of credit to provide financing for assets created by the Company) through continuing to diversify funding sources.

Increase Core Loan Production and Reduce Its Costs of Production. The Company intends to evaluate expansion opportunities in its retail and broker operations, including Internet, by improving market penetration in existing locations, evaluating other potential locations and by building new relationships with independent mortgage brokers, with the goal of increasing market share in these areas. The Company regularly reviews its loan offerings and introduces new loan products to further meet the needs of its customers and increase its core loan production volume. The Company also intends to further reduce its costs of production primarily through increasing the economies of scale of its core retail and broker production, including Internet production, while at the same time identifying opportunities for cost containment and/or continued reductions in the costs of production within the Company.

Maximize Opportunities in Loan Servicing. The Company intends to maintain its servicing portfolio to provide a recurring source of revenue. In recent quarters, the Company has maximized profitability and cash flow by selling a portion of its loan production through whole loan sales and securitization transactions on a servicing released basis which included the sale for cash of the rights to service the mortgage loans in a securitization, both of which, combined with loan run-off, have resulted in a decline in the size of the servicing portfolio. The Company will continue to evaluate its servicing portfolio strategies from time to time in light of market conditions, profitability and cash.

Become Self Financing Through Continuing to Diversify Funding Sources. The Company intends to continue to expand and diversify its funding sources by adding additional warehouse or repurchase facilities, disposing of a portion of its loan production for cash in the whole loan market, selling residual interests created in securitizations through the Residual Facility until the expiration of that facility, selling the mortgage servicing rights and the rights to prepayment fees on the mortgage loans in the securitizations and developing new sources for working capital.

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

The following table presents the volume of mortgage loans originated and purchased by the Company during the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(In thousands)
Broker:
Broker network...........................	$ 230,884	$ 255,750	$ 776,439	$ 953,288
Internet and telemarketing..........	6,539	5,823	41,934	5,823
Total broker........................	237,423	261,573	818,373	959,111

Retail:
Branch network...........................	297,165	171,492	783,161	547,182
Internet........................................	16,700	8,300	61,700	14,400
Total retail..........................	313,865	179,792	844,861	561,582

Correspondent....................................	3,410	5,355	10,234	30,403

Total...................................	$ 554,698	$ 446,720	$1,673,468	$1,551,096

Total loan production during the three months ended March 31, 2001 was $554.7 million, a decrease of $45.9 million, or 7.6%, from the $600.6 million reported during the three months ended December 31, 2000, and an increase of $108.0 million, or 24.2%, from the $446.7 million in loan production reported during the three months ended March 31, 2000. The Company's loan production levels during the March 2001 quarter were lower than those reported during the December 31, 2000 quarter due to a decline in broker production partially offset by an increase in retail production.

During the three months ended March 31, 2001, retail production was $313.9 million, an increase of $15.1 million over the $298.8 million of retail production reported during the three months ended December 31, 2000 and a $134.1 million increase over the $179.8 million of retail production reported during the three months ended March 31, 2000. The increase in retail production was due largely to production improvements in existing branches. Also, contributing to this increase were increases in retail loans originated through the Internet of $6.3 million and $8.4 million during the three months ended March 31, 2001 from levels reported during the December 2000 and March 2000 quarters, respectively. Broker production decreased $61.7 million to $237.4 million during the three months ended March 31, 2001 from the $291.1 million reported during the December 2000 quarter due primarily to seasonality factors which have historically resulted in lower loan production during the March quarters. Broker production also declined $24.2 million, or 9.2% from $261.6 million during the comparable three month period in 2000, primarily due to certain pricing and credit changes made by the Company in its underwriting criteria designed to improve credit quality and overall profitability. During the quarter ended March 31, 2000, the Company's broker channel commenced originating loans through telemarketing and the Internet, through an affiliation with certain Internet lending sites. Loan originations from these sources were $6.5 million during the three months ended March 31, 2001 compared to $19.8 million during the three months ended December 31, 2000 and $5.8 million during the three months ended March 31, 2000. Total loan production of $23.2 million attributable to telemarketing and the Internet represents 4.2% of total loan production during the three months ended March 31, 2001. The Company expects Internet and telemarketing production to generate an increasing dollar amount and percentage of total loan production over time. Correspondent production was $3.4 million, $2.7 million and $5.4 million during the three months ended March  31, 2001, December 31, 2000 and March 31, 2000, respectively, reflecting the Company's previously reported decision to decrease its reliance on correspondent purchases for its loan production.

Total loan production increased $122.4 million to $1.7 billion during the nine months ended March 31, 2001 from production levels reported during the comparable nine month period a year ago. The increase was due principally to a $283.3 million increase in retail production, partially offset by a $140.7 million decline in broker production due to pricing and changes in underwriting designed to improve credit quality and overall profitability. During the nine months ended March 31, 2001, total loans originated through telemarketing and the Internet, through affiliations with certain Internet lending sites, was $103.6 million, of which $61.7 million and $41.9 million was originated in the retail and broker channel, respectively. During the nine months ended March 31, 2000, total loans originated through telemarketing and the Internet was $20.2 million, of which $14.4 million was originated in the retail channel and $5.8 million was originated by the broker channel. Correspondent production decreased by $20.2 million to $10.2 million during the nine months ended March 31, 2001 from $30.4 million during the nine months ended March 31, 2000, reflecting the Company's previously reported decision to decrease reliance on this channel for loan production.

The following table sets forth the number of retail branch and broker offices operated by the Company at March 31, 2001 and 2000:

	March 31,
	2001	2000

Retail:
Branch offices................................................................	99	101
Internet/Call Center........................................................	1	1
Broker offices.......................................................................	5	7

The number of retail branch offices remained relatively stable between March 31, 2001 and 2000. The Company, as part of its cost reduction efforts, continually monitors its branch network, closing unprofitable branches and opening new branches to optimize advantages in markets across the country. The Company's broker channel continues to regionalize its back office operations including the underwriting, loan processing and appraisal review functions while maintaining its national network of loan officers dealing with individual loan brokers within its markets across the country.

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

The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three and nine months ended March 31, 2001 and 2000 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Loans pooled and sold in securitizations...	$ 150,000	$ -	$ 1,081,457	$ 803,557
Whole loan sales.......................................	362,253	434,854	719,050	912,072
Total loans securitized and sold...........	$ 512,253 =======	$ 434,854 =======	$ 1,800,507 ========	$ 1,715,629 ========

During the three months ended March 31, 2001, total loan dispositions increased $77.4 million to $512.3 million from $434.9 million during the comparable three month period a year ago. Total loan dispositions increased $84.9 million during the nine months ended March 31, 2001 to $1.8 billion from $1.7 billion during the nine months ended March 31, 2000. The Company's increased loan dispositions during the three and nine months ended March 31, 2001 over the comparable periods a year ago is primarily related to its increased loan production levels.

The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. The Company completed a $150.0 million securitization during the three months ended March 31, 2001 and sold for cash its residual interest through the Residual Facility, but was more reliant on whole loan sales during the March 2001 quarter, selling $362.3 million of mortgage loans into the whole loan sale markets due to improved pricing and conditions prevailing in the whole loan markets compared to recent quarters.

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

However, in a securitization the underlying securities are generally over-collateralized by the Company depositing a combination of mortgage loans with a principal balance exceeding the principal balance of the securities, and cash into the securitization, which requires a cash outflow. The upfront over-collateralization and servicing advance obligations required on retaining the servicing in securitizations are generally cash flow negative to the Company in the early years of the securitization. These negative cash flow considerations along with conditions in the securitization market precluded the Company from securitizing mortgage loans in the prior fiscal year. The Residual Facility, entered into by the Company on August 31, 2000, has strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. At March 31, 2001, the remaining capacity under the Residual Facility was $34.7 million.

Loan Servicing. It is the Company's strategy to maximize opportunities in loan servicing. The Company believes that the business of loan servicing provides a more consistent revenue stream and is less cyclical than the business of loan origination and disposition. The Company currently intends to maintain its servicing portfolio.

The Company retained the servicing on the loans it securitized prior to the current fiscal year. However, as a means to maximize profitability and cash flow from securitizations, the Company has sold the servicing rights in securitizations during the current fiscal year for cash. The Company sold its servicing rights, together with the rights to receive prepayment fees related to the mortgage loans in the recent securitizations because the price paid by the independent, third party servicer resulted in a cash gain on sale that was higher than the noncash gain the Company would have realized had the mortgage servicing rights and the rights to prepayment fees been retained. The Company generally does not retain servicing on loans it sells in whole loan sales for cash.

The following table sets forth certain information regarding the Company's servicing portfolio at March 31, 2001 and 2000 and June 30, 2000 (in thousands):

	March 31,		June 30,
	2001		2000
Servicing portfolio..................................	$ 2,846,000(1)	$3,684,000(2)	$3,560,000(3)
Serviced in-house....................................	2,645,000	$3,386,000	$3,296,000
Percentage served in-house.....................	92.9%	91.9%	92.6%

______________
(1)	Includes $304.6 million of loans subserviced for others by the Company on an interim basis and approximately $201.1 million of loans subserviced by others.
(2)	Includes $139.1 million of loans subserviced for others by the Company on an interim basis and approximately $297.5 million of loans subserviced by others.
(3)	Includes $280.2 million of loans subserviced for others by the Company on an interim basis and approximately $265.4 million of loans subserviced by others.

The Company has generally not added any new loans to the servicing portfolio (excluding loans subserviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's loan servicing portfolio at March 31, 2001 decreased $714.0 million, or 20.0% to $2.8 billion from $3.6 billion reported at June 30, 2000, reflecting loan servicing portfolio runoff during the period. The Company's loan servicing portfolio at March 31, 2001 was $838.0 million, or 22.7%, below the $3.7 billion reported at March 31, 2000, reflecting loan servicing portfolio run-off during the past twelve months.

Moreover, subsequent to March 31, 2001, the Company transferred to the purchasers or their designated servicers the approximately $304.6 million of loans, which represented loans sold in whole loan sales during the March 2001 quarter and in the March 2001 securitization but subserviced by the Company at March 31, 2001 on an interim basis. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. See "Risk Factors."

The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. Although the Company has discontinued its bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs, because and the Company has been selling its more recent loans in whole loan sales for cash and in securitizations on a servicing released basis, the effects of these changes in its loan origination strategies have generally not affected delinquencies and losses caused by certain mortgage loans remaining in its securitized trusts from these old programs. Delinquent loans (by principal balance) decreased at March 31, 2001 to $383.2 million from $483.4 million at June 30, 2000 and $523.3 million at March 31, 2000. The delinquency rate at March 31, 2001 was 13.5% compared to 13.6% at June 30,

2000 and 14.2% at March 31, 2000. The delinquency rate at March 31, 2001 declined from the delinquency rate at June 30, 2000 and March 31, 2000, despite the decline in the size of the servicing portfolio, due primarily to the Company's strategy of increasing early collection intervention efforts on one payment delinquencies within applicable grace payment periods. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company expects its loan servicing portfolio to continue to decline, which could cause delinquency rates to rise because even if the number of delinquent loans remains the same, those loans will represent a larger portion of a smaller portfolio. See "Results of Operations-Revenue."

During the nine months ended March 31, 2001, losses on loan liquidations increased to $68.2 million from $67.3 million in the comparable period a year ago due in part to acceleration of losses due to increased loss mitigation efforts. Losses realized through loss mitigation efforts during the nine months ended March 31, 2001 increased to $18.5 million, or 27.1% of liquidation losses, compared to $13.3 million, or 19.7% of liquidation losses during the comparable period a year ago. Losses realized through foreclosure, however, decreased to $49.7 million, or 72.9% of liquidation losses during the nine months ended March 31, 2001, compared to $54.4 million, or 80.3% of liquidation losses during the comparable period a year ago. The Company believes that while such efforts increase losses in the short-term, they reduce the size of the overall loss. In addition, credit losses incurred by the Company on liquidation were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's core production channels. During the three and nine months ended March 31, 2001, approximately 35.0% and 42.1%, respectively, of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 23.8% of the Company's servicing portfolios when measured at July 1, 2000. The Company has eliminated its bulk purchase program. The seasoning of the bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Moreover, current market conditions and recent regulatory changes in certain states have resulted in the tightening in underwriting guidelines by subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

Because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures. See "Certain Accounting Considerations-Accounting for Securitizations-Credit Losses."

The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio at and for the periods indicated:

	Nine Months Ended March 31,		Year Ended June 30,
	2001	2000	2000	1999	1998
	(Dollars in thousands)
Percentage of dollar amount of delinquent loans
to loans serviced (period end)(1)(2)(3)(4)
One month............................................................	1.4%	1.8%	1.9%	2.4%	3.8%
Two months..........................................................	0.6%	0.8%	0.8%	1.0%	1.3%
Three or more months:
Not foreclosed(5)..................................................	9.6%	9.5%	9.0%	10.3%	9.0%
Foreclosed(6)........................................................	1.9%	2.1%	1.9%	2.0%	1.5%

Total......................................................................	13.5% =====	14.2% =====	13.6% =====	15.7% =====	15.6% =====

Percentage of dollar amount of loans foreclosed
during the period to servicing portfolio(4)(8)	2.4%	2.8%	3.6%	2.9%	2.0%
Number of loans foreclosed during the period.....	1,066	1,454	1,854	1,680	1,125
Principal amount of foreclosed loans during the
period.............................................................	$ 79,098	$ 106,161	$ 135,629	$ 122,445	$ 84,613
Number of loans liquidated during the period......	1,835	1,901	2,749	1,518	812
Net losses on liquidations during the period(7)....	$ 68,147	$ 67,291	$ 96,119	$ 51,730	$ 26,488
Percentage of annualized losses to servicing
portfolio(4)(8)................................................	2.8%	2.3%	2.6%	1.2%	0.7%
Servicing portfolio at period end..........................	$ 2,846,000	$ 3,684,000	$ 3,560,000	$ 3,841,000	$ 4,147,000

___________
(1)	Delinquent loans are loans for which more than one payment is due.
(2)

The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3)

At March 31, 2001, the dollar volume of loans delinquent more than 90 days in ten of the Company's REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus five additional REMIC trusts have also exceeded certain loss limits. See "-Certain Accounting Considerations" and "-Risk Factors". At March 31, 2001, the remaining principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $745.1 million, or 26.% of the servicing portfolio. At March 31, 2001, the remaining principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $1.3 billion, or 45.6% of the servicing portfolio.

(4)

The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $304.6 million, $139.1 million, $280.2 million, $84.0 million and $82.0 million at March 31, 2001, March 31, 2000, June 30, 2000, June 30, 1999 and June 30, 1998, respectively.

(5)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(6)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.
(7)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the period indicated.
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

In a securitization, the Company conveys loans that it has originated or purchased to a separate entity (such as a securitization trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated excess cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for loan losses. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company.

The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These assumptions include: (i) future rate of prepayment; (ii) credit losses; and (iii) discount rate used to calculate present value. The future cash flows represent management's best estimate. Management monitors the performance of the loans, and any changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management's estimates.

The residual interests are recorded at estimated fair value. The residual interests created in the securitizations completed during the quarter and the nine months ended March 31, 2001 were sold for cash. The residual interests created in prior securitizations were retained by the Company and are marked to market through a charge or credit to earnings. On a quarterly basis, the Company reviews the fair value of its retained residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis the Company evaluates the effects, if any, that increasing or decreasing interest rates may have on its residual interests. The Company may adjust the value of its retained residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

Rate of Prepayment. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment fees, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors. On a quarterly basis, the Company re-evaluates its prepayment rate assumptions.

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

Discount Rate. In order to determine the estimated fair value of the cash flow from the residual interests, the Company discounts the cash flows based upon its evaluation of rates prevalent in the market. On a quarterly basis, the Company re-evaluates general interest rates in the marketplace and their effect on the interest rate used by the Company to discount cash flows.

In the Company's regular quarterly review of the estimated fair value of its retained residual interests during the three months ended March 31, 2001, the Company considered the historical performance of its securitization trusts including the recent prepayment experience and the credit performance of loans in the securitization trusts as well as other industry data. As a result of its review, the Company determined that no adjustment to its prepayment and discount rate assumptions was warranted. However, the Company concluded that an adjustment to its prospective cumulative loss assumption was deemed necessary.

The Company incurred losses on liquidations of $18.7 million and $25.4 million during the three months ended March 31, 2001 and 2000, respectively. The Company incurred losses on liquidations of $68.2 million during the nine months ended March 31, 2001 compared to losses of $67.3 million for the nine months ended March 31, 2000. The increase in losses on liquidations principally reflects losses in the portfolio of correspondent loans purchased in bulk sales and, to a lesser extent, also reflects lower credit grade broker loans originated through programs which have been discontinued, poor performing retail loans, and mortgage loans having lower than average balances and secured by properties having low appraised values. Although such loans were originated by correspondents and brokers with whom the Company has since ceased doing business, the Company continues to incur losses on these loans. The seasoning of the lower grade bulk portfolio may continue to contribute to increased losses over time. The Company's efforts to improve its liquidity by accelerating delinquent loan loss resolution through early disposition of REO and acceptance of short principal payoffs in certain cases and other loss mitigation steps also contributed to losses on liquidations. The Company believes that accepting short principal payoffs in certain instances results in higher loss trends in the near term, but decreases the costs of migration of delinquent loans through the foreclosure process and the absolute level of losses. The Company believes that its practice of early disposition of REO is more effective than incurring longer-term and generally higher costs (including interest advances to the securitization trusts) associated with extended REO holding periods.

The Company has previously disclosed that if actual credit losses exceeded its credit loss assumptions, the Company would be required to take a charge to earnings to reflect a change in credit loss assumptions. In light of continued higher than expected losses on liquidations and based upon management's assessment of the aforementioned factors considered in developing its credit loss estimate, during the three months ended March 31, 2001 the Company adjusted its cumulative loss estimate to 5.3% from 4.6% of the original balance of mortgage loans in securitization trusts in which the Company holds a residual interest. The change in the prospective cumulative loss estimate assumption resulted in a $33.6 million write-down to the Company's residual interest assets during the three months ended March 31, 2001. The Company closely monitors its residual interests, and should higher credit losses continue, it will incorporate this factor into its normal quarterly valuation of its residual interests.

As previously reported, during the three months ended March 31, 2000, the Company adjusted its prospective cumulative loss estimate in light of higher than expected credit loss experience existing at that time. The change in the credit loss estimate resulted in a $35.0 million unfavorable adjustment to the Company's residual interest assets during the March 31, 2000 quarter. The increase in the prospective cumulative credit loss estimate was primarily related to then current credit loss experience related to loans purchased in bulk transactions from correspondents during fiscal years 1996 and 1997, and loans acquired through certain brokers during the same periods.

The Company closely monitors its retained residual interests. Should the actual future rate of prepayment and credit loss performance of mortgage loans in its securitized trusts vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value of its residual interests, the Company will adjust the estimated fair value of the residual interests through a charge to earnings.

Certain historical data and key assumptions and estimates used by the Company in its March 31, 2001 and June 30, 2000 reviews of the retained residual interests where the following:

	March 31, 2001	June 30, 2000
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of
outstanding principal balance of securitized loans................................	27.8%	30.9%
Estimated peak annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans.....................................................................................	22.3% to 29.5%	22.3% to 29.5%
Adjustable rate loans.............................................................................	36.7% to 46.3%	36.7% to 46.3%
Estimated weighted average life of securitized loans...................................	3.1 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances
of securitized loans...............................................................................	3.6%	2.6%
Future estimated prospective credit losses, as a percentage of original
principal balances of securitized loans..................................................	1.7%	2.0%
Total actual and estimated prospective credit losses, as a percentage of
original principal balance of securitized loans......................................	5.3%	4.6%
Total actual credit losses to date and estimated prospective credit losses
(dollars in thousands)............................................................................	$369,479	$323,634
Discount rate.......................................................................................................	15.0%	15.0%

The residual interests created in the $1.1 billion of securitizations consummated during the nine months ended March 31, 2001 were sold for cash to CZI during the period. Consequently, such residual interests are no longer owned by the Company and, therefore, are not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to actual performance.

Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights ("MSRs") assets separate from the mortgage loans if the MSRs are retained. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of its MSRs. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type and origination date.

The Company sold for cash to an independent, third party loan servicer the mortgage servicing rights on the loans included in the $1.1 billion of securitizations consummated during the nine months ended March 31, 2001. Accordingly, no MSR was originated and capitalized by the Company during the nine months ended March 31, 2001.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. At June 30, 2000, the Company had no freestanding derivative instruments in place and had no material amounts of embedded derivative instruments. The Company adopted SFAS 133, as amended, on July 1, 2000. Based upon the Company's application of SFAS No. 133, its adoption had no materially adverse effect on the Company's consolidated financial statements.

Results of Operations-Three and Nine Months Ended March 31, 2001 and 2000

The following table sets forth information regarding the components of the Company's revenue and expenses for the three and nine months ended March 31, 2001 and 2000 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000

Revenue:
Gain on sale of loans...............................	$ 17,476	$ 9,053	$ 56,106	$ 40,403
Write-down of residual interests and
mortgage servicing rights...................	(33,600)	(47,300)	(33,600)	(82,490)
Origination fees.......................................	11,207	7,671	35,953	29,429
Loan servicing.........................................	3,008	3,958	11,524	12,133
Interest.....................................................	20,623	24,627	65,657	72,387

Total revenue, including write-downs of
residual interests and mortgage
servicing rights........................................	18,714	(1,991)	135,640	71,862

Expenses:
Compensation............................................	23,681	25,922	74,457	71,404
Production.................................................	4,630	5,805	13,698	21,420
General and administrative........................	11,516	14,204	37,743	45,506
Interest.......................................................	11,204	13,010	39,794	39,444

Total expenses...............................................	51,031	58,941	165,692	177,774

Loss before provision for income taxes........	(32,317)	(60,932)	(30,052)	(105,912)
Provision for income taxes............................	899	533	1,460	2,458

Net loss..........................................................	$ (33,216) =======	$ (61,465) =======	$ (31,512) ========	$ (108,370) ========

Revenue

Total revenue for the three months ended March 31, 2001 increased $20.7 million to $18.7 million from $(2.0) million during the comparable three month period in 2000. Total revenue for the nine months ended March 31, 2001 was $135.6 million, an increase of $63.8 million over the $71.9 million reported during the nine months ended March 31, 2000.

Included in total revenues for the three and nine months ended March 31, 2001 is a residual asset write-down of $33.6 million resulting from the Company's regular quarterly evaluation of the estimated fair value of its residual interests which indicated that an adjustment was warranted due to recent credit loss experience of mortgage loans in its securitization trusts. As previously reported, included in total revenues for the three and nine months ended March 31, 2000 is a $47.3 million write-down of the Company's residual interests resulting primarily from the Company's regular quarterly evaluation of the carrying values of such residual assets which indicated that a valuation adjustment of approximately $35.0 million was warranted due to the credit loss experience of loans in its securitization trusts at that time. In response to rising interest rates in the money markets, the Company further adjusted its residual interest assets downward primarily to reflect interest rate increases and the differences between the pass through rates in the securitization pools and the mortgage loans in the securitization trusts. Also included in total revenues for the nine months ended March 31, 2000, are the previously reported $30.2 million and $5.0 million write-downs of the Company's residual interests and MSRs, respectively, recorded during the quarter ended December 31, 1999. See "Certain Accounting Considerations - Credit Losses."

Total revenue for the three months ended March 31, 2001 and 2000, excluding the residual interest write-down during those periods, was $52.3 million and $45.3 million, respectively. Total revenue for the nine months ended March 31, 2001 and 2000, excluding the residual interest and MSR write-downs during those periods, was $169.1 million and $154.4 million, respectively. The increases of $7.0 million and $14.8 million in total revenue during the three and nine months ended March 31, 2001, respectively, over total revenue in the comparable periods in 2000 is due primarily to increases in gain on sale of loans and origination fees, partially offset by decreases in loan servicing and interest income.

Gain on sale of loans during the three months ended March 31, 2001 increased $8.4 million to $17.5 million from the $9.1 million gain on sale of loans reported during the three months ended March 31, 2000. During the three months ended March 31, 2001, the Company disposed of $512.3 million of mortgage loans, compared to $434.9 million of mortgage loan dispositions during the same period a year ago. During the three months ended March 31, 2001, the Company securitized $150.0 million of mortgage loans. The Company did not securitize mortgage loans during the three months ended March  31, 2000. During the three months ended March 31, 2001, loans sold in whole loan sales for cash decreased by $72.6 million to $362.3 million from $434.9 million of whole loans sales for cash during the three months ended March 31, 2000. The increase in gain on sale of loans resulted primarily from higher gain on sale rates recognized by the Company in the securitization and in whole loan sales during the March 2001 quarter when compared to gain rates on the securitization and whole loan sale dispositions during the March 2000 quarter. To a lesser extent, the increase was attributable to the $77.4 million increase in loan dispositions during the three months ended March 31, 2001 over the amount of loan dispositions during the comparable three month period in 2000. The $6.0 million gain realized on the $150.0 million securitization during the three months ended was partially offset by $0.3 million of expenses attributable to the Residual Facility (of which $0.2 million relates to amortization of the facility fee paid to CZI) and a $1.6 million derivative loss. Also included in gain on sale during the three months ended March 31, 2001 is the $2.0 million sale of the mortgage servicing rights and the rights to the prepayment fee income on the March 2001 securitization to an unaffiliated independent mortgage servicing company. Of the $2.0 million sale amount, $1.6 million was received in cash at the time of the sale and the remaining $0.4 million was included in accounts receivable at March 31, 2001. The gain on sale rates realized by the Company on whole loan sales for cash were generally higher during the three months ended March 31, 2001 compared to gain rates on whole loan sales for cash during the comparable period a year ago due to a combination of pricing and underwriting changes made by the Company and generally better market conditions in the whole loan markets during the March 2001 quarter when compared to the market conditions existing during the three months ended March 31, 2000.

Gain on sale of loans increased $15.7 million to $56.1 million during the nine months ended March 31, 2001 from $40.4 million during the nine months ended March 31, 2000. During the nine months ended March 31, 2001 and 2000, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. However, the mix in the composition of securitizations and whole loan sales for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow needs. As a result of the Residual Facility which became available during the September 2000 quarter, loans disposed through securitizations increased by $277.9 million to $1.1 billion during the nine months ended March 31, 2001 from $803.6 million during the nine months ended March 31, 2000, while whole loan sales for cash declined by $193.0 million to $719.1 million during the nine months ended March 31, 2001 from $912.1 million during the comparable period a year ago. The increase in gain on sale of loans resulted primarily from higher gain on sale rates recognized by the Company in its securitizations and whole loan sales for cash during the nine months ended March 31, 2001 when compared to gain on sale rates recognized on its loan dispositions during the comparable period a year ago. To a much lesser extent, the increase in gain on sale during the nine months ended March 31, 2001 from the same period a year ago is due to an $84.9 million increase in loan dispositions during the nine months ended March 31, 2001 over the level of loan dispositions reported during the comparable period a year ago. During the nine months ended March 31, 2001, the Company, as it has from time to time, entered into forward interest rate swap agreements to hedge interest rate exposure to fixed rate mortgage loans in its inventory and pipeline in anticipation of closing securitizations in each quarter within the nine month period. Gain on sale during the nine months ended March 31, 2001 is net of $5.6 million of derivative losses. There were no hedge transactions in place during the nine months ended March 31, 2000. Gain on sale of loans during the nine months ended March 31, 2001 is also net of $1.7 million of expenses attributable to the Residual Facility (of which $1.6 million relates to amortization of the facility fee paid to CZI) which was not in place during the nine months ended March 31, 2000.

Origination fee revenue is primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company. Origination fee revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Deferred origination fee revenue recognized during the period is attributable to the mix in the composition of mortgage loans being either securitized or sold in whole loan sales in excess of the mortgage loans originated during the same periods. The recognition or deferral of deferred origination fee revenue during a period coincides with the recognition or deferral of deferred compensation expense during the same period. See "Expenses-Compensation." Origination fee revenue during the three months ended March 31, 2001 was $11.2 million, an increase of $3.5 million, or 46.1% from $7.7 million during the three months ended March 31, 2000. Origination fee revenue for the three months ended March 31, 2001 and 2000 is net of $0.9 million and $0.2 million of origination fee revenue deferred to future periods, respectively. Excluding the effects of the deferral of deferred origination fee revenue, during the three months ended March 31, 2001, origination fee revenue increased $4.2 million to $12.1 million from $7.9 million during the comparable period a year ago. The increase in origination fee revenue during the March 2001 quarter is attributable primarily to the increase in retail loan production during the period, partially offset by a decrease in points and fees charged per loan due to the Company's focus on higher credit-quality borrowers and recent regulatory changes that have reduced the points and fees charged by the Company in certain states and for certain products.

Origination fee revenue during the nine months ended March 31, 2001 was $36.0 million, an increase of $6.5 million from the $29.4 million of origination fee revenue reported in the comparable nine month period in 2000. Origination fee revenue during the nine months ended March 31, 2001 and 2000 includes $1.3 million and $2.0 million, respectively, of deferred origination fee revenue recognized during those periods which relate to prior periods' loan production. Net of the effects of the recognition of deferred origination fee revenue, during the nine months ended March 31, 2001 origination fee revenue increased $7.2 million to $34.7 million from $27.5 million during the comparable period a year ago. The increase in origination fee revenue during the nine months ended March 31, 2001 from levels in the comparable period a year ago is attributable to the increase in retail loan production during the 2001 period from the comparable period a year ago, partially offset by a decline in points and fees per loan charged at the time of origination.

Loan service revenue consists of prepayment fees, late charges and other fees retained by the Company, and servicing fees earned on securitized pools, reduced by the subservicing costs, expenses relating to servicing advance arrangements and amortization of the Company's MSRs. Loan service revenue declined by $1.0 million to $3.0 million in the three months ended March 31, 2001 from $4.0 million during the three months ended March 31, 2000. The decline is primarily attributable in part to a $1.6 million decrease in servicing fees and late charges during the three months ended March 31, 2001 from the comparable period a year ago due to the decline in the Company's servicing portfolio from a year ago. The decline in loan service revenue is also due to a decline of $0.7 million in prepayment fees due to the expiration of prepayment fee clauses in seasoned loans in the portfolio. Mortgage loans in the portfolio generally have a maximum term through which a lender can collect a prepayment fee of between two to five years. The Company expects prepayment fee revenue to continue to decline as the loans in the servicing portfolio continue to age. The decline in loan servicing revenue was partially offset by a $300,000 decline in expenses incurred relating to the Company's servicing advance arrangements, discussed more fully below, and by a reduction of $1.0 million in amortization of the Company's MSRs during the March 2001 quarter from the levels reported during the same period a year ago. The Company expects the expenses incurred in the subservicing arrangements to decline further as the principal balance of loans under subservicing arrangements declines, and expects amortization of the Company's MSRs to decline as the servicing portfolio decreases. The Company had two arrangements in place in order to reduce its servicing advance obligations during the three months ended March 31, 2001. In the first arrangement and as previously reported, a loan servicing company purchased certain servicing related advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million ($201.1 million at March 31, 2001) in principal amount of loans. In the second arrangement, an investment bank purchased certain servicing related advances from the Company, and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its securitization trusts. See "General-Loan Servicing."

Loan servicing revenue decreased by $0.6 million to $11.5 million during the nine months ended March 31, 2001 from $12.1 million during the comparable nine months in 2000, due primarily to the decline in the size of the Company's loan servicing portfolio from a year ago. Servicing fees, late charges and prepayment fees declined $3.8 million during the nine months ended March 31, 2001 from the comparable nine month period a year ago. However, loan servicing revenue was positively impacted by a $1.0 million reduction in expenses incurred relating to the Company's servicing advance arrangements and by a $2.2 million reduction in amortization of the

Company's MSRs during the nine months ended March 31, 2001 from the levels reported during the comparable nine month period in 2000.

Interest income includes interest on loans held for sale, interest on short-term overnight investments and accretion income associated with the Company's residual interests. Interest income during the three months ended March 31, 2001 decreased by $4.0 million to $20.6 million from $24.6 million during the three months ended March 31, 2000. Interest income decreased by $6.7 million to $65.7 million during the nine months ended March 31, 2001 from $72.4 million during the comparable nine month period in 2000. The decrease in interest income during the three months ended March 31, 2001 from the amounts reported during the comparable three month period in 2000 was due to declines of $2.4 million and $1.6 million in accretion to the Company's residual interests and interest income on loans held for sale, respectively. The decrease in interest income during the nine months ended March 31, 2001 from the amounts reported during the comparable period during 2000 was due to a $7.3 million decline in accretion to the Company's residual interests partially offset by a $0.6 million increase in interest income on loans held for sale. The Company's residual interests were at lower levels during the three and nine months ended March 31, 2001 when compared to residual interest levels during the same periods a year ago. The decrease in interest income on loans held for sale was attributable to carrying lower average balances of loans held for sale at lower weighted average coupon rates during the three months ended March 31, 2001 compared to such balances and rates during the March 2000 quarter. During the nine months ended March 31, 2001, the decrease in interest income on loans held for sale was primarily attributable to carrying higher average balances of loans held for sale but at lower weighted average coupon rates when compared to such balances and rates during comparable period in 2000.

Expenses

Total expenses declined $7.9 million, or 13.4%, to $51.0 million during the three months ended March 31, 2001 from $58.9 million during the three months ended March 31, 2000. Total expenses declined $12.1 million, or 6.8%, to $165.7 million during the nine months ended March 31, 2001 from $177.8 million during the comparable nine month period a year ago. All expense components declined during the three months ended March 31, 2001 from expense levels reported during the comparable three month period in 2000. The declines in total expenses during the nine months ended March 31, 2001 from the comparable nine month periods during 2000 are due to reductions in production and general and administrative expenses, partially offset by increases in compensation and interest expense.

Compensation expense, which includes incentives, is generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Compensation expense during the three months ended March 31, 2001 decreased $2.2 million, or 8.6%, to $23.7 million from $25.9 million during the three months ended March 31, 2000. Compensation expense during the three months ended March 31, 2000 includes $2.6 million of nonrecurring severance costs. Compensation expense for the three months ended March 31, 2001 is net of $0.6 million of deferred direct compensation costs associated with loans originated during the current period and pending disposition. Compensation expense for the three months ended March 31, 2000 includes $0.2 million of recognized deferred direct compensation costs associated with loans originated in prior periods that were disposed of in the securitization and whole loan sales consummated during the March 2000 quarter. Excluding nonrecurring severance charges and the effects of the recognition or deferral of deferred direct compensatory costs, compensation expense increased $1.2 million to $24.4 million during the March 2001 quarter from $23.2 million during the comparable period a year ago. This increase is comprised primarily of $0.6 million of increased incentive compensation to retail and broker executives and $0.4 million of increased salary expense due to higher staffing levels relative to the $109.9 million increase in core retail and broker production during the March 2001 quarter over the same period a year ago. To a lesser extent, the increase is attributable to $0.2 million of increased medical and other benefit costs during the March 2001 quarter over the same period a year ago.

Compensation expense during the nine months ended March 31, 2001 increased $3.1 million, or 4.3%, to $74.5 million from $71.4 million during the nine months ended March 31, 2000. Compensation expense for the nine months ended March 31, 2001 and 2000 also includes $1.6 million and $3.2 million, respectively, of recognized deferred direct compensation costs associated with loans originated in prior periods that were disposed of in either whole loan sales or in the securitizations consummated during the periods. Excluding nonrecurring severance charges and the effects of the recognition or deferral of deferred direct compensatory costs, compensation expense increased $8.3 million to $72.8 million during the nine months ended March 31, 2001 from $64.6 million during the comparable period a year ago. This increase is comprised primarily of $3.1 million of increased incentive compensation to retail and broker executives and $3.1 million of increased salary expense due to higher staffing levels relative to the $112.5 million increase in core retail and broker production during the nine months ended March 31, 2001 over the same period a year ago. To a lesser extent, the increase is attributable to $1.7 million of bonus compensation expense relative to other senior management and $0.4 million of increased payroll taxes, medical and other benefit costs during the nine months ended March 31, 2001 over the same period a year ago.

Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees decreased $1.2 million, or 20.2%, to $4.6 million during the three months ended March 31, 2001, from $5.8 million during the three months ended

March 31, 2000. Production expense during the nine months ended March 31, 2001 decreased $7.7 million, or 36.1%, to $13.7 million from $21.4 million during the nine months ended March 31, 2000. The decreases in production expense during the three and nine months ended March 31, 2001 from the comparable periods in 2000 are due primarily to the Company's cost reduction efforts, which include reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies through the adoption of the decentralized marketing approach in its retail loan office network. Additionally, in December 1999, in an effort to further reduce production costs, the Company commenced the practice of generally having prospective borrowers pay for appraisal costs prior to incurrence of the appraisal expense during the loan origination process whenever possible. Prior thereto, the Company did not charge customers for appraisals unless and until their loans closed, and absorbed as a production expense appraisal costs incurred for loan applications where the prospective applicants' loans were not closed and funded. Production expense expressed as a percentage of total loan origination volume for the three months ended March 31, 2001 was 0.83% compared to 1.3% during the comparable three month period in 2000. The decline is attributable to the 20.2% decrease in production expense coupled with a $108.0 million, or 24.2% increase in total origination volume during the three months ended March 31, 2001 from the comparable three month period in 2000. Production expense expressed as a percentage of total loan origination volume for the nine months ended March 31, 2001 was 0.82% compared to 1.4% during the nine months ended March 31, 2000. The decrease is attributable to the 36.1% reduction in production expense combined with the $122.4 million, or 7.9%, increase in total loan origination volume during the nine months ended March  31, 2001 from the origination volumes reported for the comparable nine month period from a year ago.

General and administrative expenses decreased $2.7 million and $7.8 million to $11.5 million and $37.7 million during the three and nine months ended March 31, 2001, respectively, from $14.2 million and $45.5 million during the comparable three and nine month periods during 2000. The decreases in general and administrative expenses during the three and nine months ended March 2001 from the comparable periods a year ago were primarily due to declines in professional, legal, communication and occupancy expenses. On January 31, 2001, the Company entered into a sublease involving approximately 44,800 rentable square feet at its headquarter office located at 350 South Grand Avenue, Los Angeles, California. The sublease will result in a reduction to the Company's occupancy expenses of approximately $600,000 annually. No charge to earnings was incurred as a consequence of this sublease transaction. The Company was required by terms of the sublease to pledge approximately $1.9 million in the form of a cash deposit to guaranty the differential between the present values of its original lease payment streams and those called for under the sublease. The cash deposit is refundable to the Company over the term of the sublease if no performance default occurs. As part of the Company's on-going cost savings program, the Company is evaluating other subleasing opportunities for space it currently occupies that are subject to operating leases. If the Company agrees to sublease such space at lease rates significantly less than existing base lease terms or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant charge to earnings.

Interest expense decreased $1.8 million to $11.2 million for the three months ended March 31, 2001, from $13.0 million during the comparable three month period during 2000. The decrease in interest expense during the three months ended March 31, 2001 from level reported during the comparable 2000 period resulted primarily from decreased borrowings and at lower interest rates under various revolving warehouse and repurchase facilities to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary market. Interest expense increased $0.4 million to $39.8 million during the nine months ended March 31, 2001 from $39.4 million during the comparable nine month period during 2000. The increase in interest expense during the nine months ended March 31, 2001 from levels reported during the nine month period ended March 31, 2000 resulted primarily from increased borrowings despite lower interest rates associated with various revolving warehouse and repurchase facililties to fund the origination of mortgage loans prior to their disposition. While the Company's interest costs on its revolving warehouse and repurchase facilities have trended down during the nine months ended March 31, 2001, interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its operations.

Income Taxes

During the three and nine months ended March 31, 2001, the Company recorded income tax provisions of $0.9 million and $1.5 million, respectively. Such provisions relate primarily to tax provisions on estimated excess inclusion income on the Company's REMIC trusts incurred during the periods and, to a lesser extent, to miscellaneous state tax obligations. During the three and nine months ended March 31, 2000, the Company recorded income tax provisions of $0.5 million and $2.5 million and such provisions relate primarily to the Company's estimated tax on excess inclusion income on its REMIC trusts. The investment in the Company by Capital Z in fiscal 1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

Financial Condition

Loans Held for Sale. The Company's portfolio of loans held for sale decreased to $272.3 million at March 31, 2001 from $398.9 million at June 30, 2000. The decline is due to the Company's $1.1  billion of securitizations and $719.1 million of whole loan sales in the secondary markets during the nine months ended March 31, 2001, partially offset by the Company's $1.7 billion of loan production during the period.

Accounts Receivable. Accounts receivable, representing servicing fees, servicing advances and other receivables, increased to $63.0 million at March 31, 2001 from $52.7 million at June 30, 2000. The $10.3 million increase in accounts receivable at March 31, 2001 from June 30, 2000 is primarily attributable to $40.2 million of servicing and interest advances to securitization trusts, partially offset by $17.0 million of recoveries on such advances and the sale of $10.0 million of such advances of during the nine months ended March 31, 2001. To a lesser extent, the increase is attributable to a $3.0 million increase at March 31, 2001 from June 30, 2000 in other receivables from counterparties, of which $1.0 million was due the Company from CZI from the March 2001 securitization transaction. Primarily offsetting the increases was a $6.0 million decline at March 31, 2001 from June 30, 2000 of excess spread receivable, primarily attributable to the timing of excess spread being released to the Company by the securitization trusts. The level of servicing related advances, in any given period, is dependent upon portfolio delinquencies, the levels of REO and loans in the process of foreclosure and the timing of cash collections.

Residual Interests. Residual interests decreased to $245.2 million at March 31, 2001 from $291.0 million at June 30, 2000 reflecting the $33.6 million write-down recorded during the three months ended March 31, 2001 and $44.2 million of cash received from the securitized trusts during the nine months ended March 31, 2001 which, in turn, were partially offset by $32.1 million of accretion during the nine months ended March 31, 2001. During the nine months ended March 31, 2001, the Company did not retain any residual interests in the $1.1 billion of securitizations consummated during the period which were sold for cash to CZI.

Mortgage Servicing Rights, Net. Mortgage servicing rights, net, decreased to $7.7 million at March 31, 2001 from $12.3 million at June 30, 2000 reflecting $4.6 million of amortization during the nine months ended March 31, 2001. During the nine months ended March 31, 2001, the Company did not capitalize any mortgage servicing rights. The Company sold for cash the servicing rights on the mortgage loans in the $1.1 billion of securitizations which closed during the nine months ended March 31, 2001. All of the Company's $719.1 million of loans sold in whole loan sales for cash during the nine months ended March 31, 2001 were sold with servicing released.

Equipment and Improvements, Net. Equipment and improvements, net, increased to $11.3 million at March 31, 2001 from $10.5 million at June 30, 2000 reflecting the capitalization of $4.3 million of new equipment and improvement acquisitions, partially offset by depreciation and amortization of $3.5 million during the nine months ended March 31, 2001.

Prepaid and Other Assets. Prepaid and other assets decreased to $13.7 million at March 31, 2001 from $14.7 million at June 30, 2000, primarily reflecting amortization during the nine months ended March 31, 2001 outpacing the capitalization of eligible expenses incurred for financing and other arrangements entered into by the Company during the nine months ended March 31, 2001.

Borrowings. Amounts outstanding under borrowings at March 31, 2001 declined by $5.8 million to $269.7 million from the $275.5 million outstanding at June 30, 2001, reflecting the Company's regularly scheduled $5.8 million sinking fund payment on its 10.5% Senior Notes.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $250.3 million at March 31, 2001 from $375.0 million at June 30, 2000, primarily as the result of the decrease in loans held for sale due to whole loan sales and the securitizations during the nine months ended March 31, 2001, partially offset by borrowings to fund the Company's loan production during the period. Proceeds from whole loan sales and securitizations are primarily used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $30.6 million at March 31, 2001. The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) the funding of mortgage loan originations and purchases prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii)  cash reserve accounts or over-collateralization requirements in connection with securitizations, (iv) ongoing administrative, operating, and tax expenses, (v) interest and principal payments under the Company's revolving warehouse and repurchase facilities and other existing indebtedness and (vi) advances in connection with the Company's servicing portfolio.

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

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to originate and purchase mortgage loans and hold them prior to securitization or sale. At March 31, 2001, the Company had committed revolving warehouse and repurchase facilities in the amount of $787.2 million (excluding the $12.8 million outstanding on the $35.0 million non-revolving subline described more fully below). As previously reported, on January 24, 2001, the Company renewed an existing $200.0 million revolving warehouse facility and increased the capacity under the facility to $300.0 million. Included in this facility's renewal is a $40.0 million subline that provides for the funding of mortgage loans at closing. Of the $800.0 million of committed revolving warehouse and repurchase facilities currently available to the Company at March 31, 2001, $200.0 million, $300.0 million and $300.0 million expire on May 31, 2001, October 31, 2001 and January 23, 2002, respectively.

Certain of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. Due to the $33.2 million loss for the quarter ended March 31, 2001, the Company failed to meet certain financial covenants under its revolving warehouse and repurchase facilities at March 31, 2001 and April 30, 2001 and does not expect to meet those covenants at May 31, 2001. The Company is seeking amendments to these financial covenants from its warehouse and repurchase lenders to bring itself into compliance. The Company's failure to meet these financial covenants gives the warehouse and repurchase lenders the right to declare an event of default and to terminate the warehouse and repurchase facilities, cease funding loans thereunder and foreclose upon and the sell the loans securing the facilities. An event of default under any one of the Company's warehouse or repurchase facilities would cross-default the remaining warehouse and repurchase facilities. Moreover, an acceleration of the indebtedness under the Company's warehouse or repurchase facilities would result in a default under the Corporate Debt, which would, in turn, result in an acceleration of such indebtedness. An acceleration of the maturity of the Corporate Debt would jeopardize the Company's ability to continue to operate as a going concern. If the Company is unable to obtain amendments to its warehouse and repurchase facilities, or is unable to meet these financial covenants going forward, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. Due to the $33.2 million loss for the quarter ended March 31, 2001, the Company failed to meet the net worth test at March 31, 2001, April 30, 2001 and does not expect to meet the test at May 31, 2001. The Company is seeking an amendment to the net worth covenant from the monoline insurer. If the Company is unable to obtain a waiver from the monoline insurer, the monoline insurer could exercise its rights to terminate the Company as servicer .

The Securitization and Sale of Mortgage Loans. The Company's ability to sell loans in the secondary market through securitizations and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations. See "Risk Factors-An interruption or reduction in the securitization and whole loan market would hurt our financial performance."

During the three months ended March 31, 2001, the Company securitized $150.0 million of loans and sold $362.3 million of loans in whole loan sales compared to $434.9 million of loan dispositions during the comparable three month period a year ago all of which were sold in whole loan sales. The Company securitized $1.1 billion of loans and sold $719.1 million of loans in whole loan sales during the nine months ended March 31, 2001 compared to $803.6 million and $912.1 million of securitizations and whole loan sale dispositions, respectively, in the comparable nine month period a year ago. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations-Revenue."

In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the holder of the residual interest during the early months of the securitization trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately two to two and one-half the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. As of March 31, 2001, the Company was required to maintain an additional $60.3 million in overcollateralization amounts as a result of the level of its delinquency rates and realized losses above that which would have been required to be maintained if the applicable delinquency rates and realized losses had been below the specified limits. Of this amount, at March 31, 2001, $26.8 million remains to be added to the overcollateralization amounts from future spread income on the loans held by these securitization trusts.

In the Company's securitization transactions structured as a REMIC where the residual interest is retained, the recognition of non-cash gain on sale has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the cash flows are received and applicable reserve or overcollateralization requirements are met.

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

On March 29, 2001, the Company sold a $6.0 million residual interest to CZI pursuant to the Residual Facility for cash. At March 31, 2001, the remaining amount available under the Residual Facility is approximately $34.7 million. It is the Company's expectation to periodically sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis. There can be no assurance that the Residual Facility will be renewed beyond its expiration.

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

Working Capital Financing Facilities. On February 11, 2000, the Company secured a $35.0 million non-revolving subline (outstanding balance at March 31, 2001 was $12.8 million) to a warehouse facility secured by certain of its residual interests and certain other collateral which the Company drew down on February 11, 2000 to provide working capital. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline, for which the Company paid Capital Z a $1.0 million fee.

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

In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In the private placement, the Company also issued warrants to purchase an aggregate additional 1.3 million shares (as adjusted) of the Company's common stock at an exercise price of $38.35 (as adjusted), subject to customary anti-dilution provisions. The warrants are exercisable only upon a change in control of the Company and expired in April 2001.

In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At March 31, 2001, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

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

Risk Management

At March 31, 2001, the Company had $25.0 million (notional) of forward interest rate swap agreements in place to mitigate interest rate exposure to its inventory and pipeline of fixed rate loans held for sale. Included in gain on sale of loans for the three and nine months ended March 31, 2001 are charges to earnings of $1.6 million and $5.6 million, respectively, resulting from the Company's mark to the estimated fair value of interest rate swap agreements during those periods. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap contract or charges to earnings on future derivative contracts into which the Company may enter.

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

From time to time, the Company mitigates exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased, forward interest rate swap agreements and the purchase of Treasury Put Options. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities. Derivatives are recorded at fair value on the Company's balance sheet. Gains and losses on derivatives are recorded in earnings as realized or incurred. The Company's risk management activities are not designated as, and do not qualify for, special hedge accounting. The Company did not have any hedge or similar instruments in place at or during the three months ended March 31, 2000.

Included in gain on sale of loans during the three months ended March 31, 2001 is $1.6 million of derivative losses. Of the $1.6 million, $1.8 million was realized on $150.0 million (notional) of forward interest rate swap agreements in place during the March 2001 quarter of which $125.0 million (notional) closed on March 29, 2001. Included in gain on sale during the three months ended March 31, 2001 is a $0.2 million credit reflecting the Company's mark to the estimated fair value of the agreements at March 31, 2001. Included in gain on sale of loans during the nine months ended March 31, 2001 is $5.6 million of derivative losses. The Company entered into the forward interest rate swap agreements to mitigate interest rate exposure to its inventory and pipeline of fixed rate loans held for sale prior to the March 2001 securitization. At March 31, 2001, the Company had $25.0 million (notional) of forward interest rate swap agreements in place to mitigate interest rate exposure prior to the sale of its inventory and pipeline of fixed rate mortgage loans held for sale.

At March 31, 2001, the Company's $272.3 million inventory of loans held for sale was comprised of $107.7 million and $164.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 11.25% and 10.70%, respectively. The weighted average interest rate on the Company's loans held for sale was 10.98% at March 31, 2001. In comparison, at June 30, 2000 the Company's $398.9 million inventory of loans held for sale was comprised of $155.6 million and $243.3 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 10.79% and 10.48%, respectively. The weighted average interest rate on the Company's loans held for sale was 10.6% at June 30, 2000.

At March 31, 2001, the weighted average interest rate on the Company's $250.3 million of outstanding revolving warehouse and repurchase facilities was 8.57%. All of the Company's revolving warehouse and repurchase agreements are indexed to one month LIBOR. The weighted average interest rate on the Company's $269.7 million of outstanding fixed rate borrowings was 7.7% at March 31, 2001. In comparison, at June 30, 2000 the weighted average interest rate on the Company's $375.0 million of outstanding revolving warehouse and repurchase facilities was 8.11%. The weighted average interest rate on the Company's $275.5 million of outstanding fixed rate borrowings was 7.7% at June 30, 2000.

Residual Interests and MSRs. The Company had residual interests of $245.2 million and $291.0 million outstanding at March 31, 2001 and June 30, 2000, respectively. The Company also had MSRs at March 31, 2001 and June 30, 2000 in the amount of $7.7 million and $12.3 million, respectively. Both of these instruments are recorded at estimated fair value at March 31, 2001 and June 30, 2000. The Company values these assets based on the present value of future revenue streams, net of expenses, using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at March 31, 2001 and June 30, 2000. The weighted average life of the mortgage loans used for valuation was 3.1 years at March 31, 2001 and June 30, 2000.

These assets are subject to risk in accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or losses be below expectations.

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

Warehousing Exposure. The Company utilizes warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to sale or securitization. As of March 31, 2001, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $787.2 million (net of $12.8 million outstanding on a $35.0 million subline); the total amounts outstanding related to these facilities was $250.3 million at March 31, 2001. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Risk Factors

Our Common Stock could be delisted which would affect the liquidity of our Common Stock and our Preferred Stock.

The Common Stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "AAM." However, we cannot assure you that the Common Stock will remain listed on the NYSE. The Company received a notice from the NYSE that the Company's common stock, par value $0.001 per share (the "Common Stock") did not meet the requirements for continued listing because the thirty day average trading price of the Common Stock was below $1.00 per share. After reviewing the Company's stock price performance, as well as other materials, the NYSE notified the Company that the Common Stock would remain listed until March 30, 2001 at which time the stock price performance would be measured for compliance with continued listing standards. The closing price and the thirty-day average closing price of the Common Stock on March 30, 2001 was $1.20 and $1.42, respectively.

On April 2, 2001, the NYSE acknowledged that the Company had met the stock price requirements of continued listing as of March 30, 2001. The NYSE also informed the Company that the Common Stock would continue to be listed on the NYSE; however, the Common Stock is subject to a three-month follow-up period during which time the NYSE will continue to monitor the Company and, on July 2, 2001, the NYSE will again measure the stock price performance as of the thirty trading days ending July 2, 2001. In addition, if at any time before July 2, 2001, the NYSE determines that the Company has failed meet any of the continuing listing standards, the NYSE will re-evaluate the continued listing of the Common Stock at that time and may take action including truncating the normal compliance procedures and beginning the initiation of suspension procedures. The closing price and the thirty-day average closing price of the Common Stock as of May 14, 2001 was $1.44 and $1.23, respectively.

There can be no assurance that the thirty trading-day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be suspended by the NYSE. If the Common Stock were suspended by the NYSE, it would seriously impair the ability of the holders of the Common Stock to trade their shares.

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

We receive cash primarily from the following sources:

    Revolving Borrowings. We borrow cash from various commercial loans, called revolving warehouse and repurchase facilities, to fund the mortgage loans that we make or buy. We are required to pay down these revolving warehouse and repurchase facilities when we sell our mortgage loans. We currently have three revolving warehouse and repurchase facilities with a total credit limit of $787.2 million. These revolving warehouse and repurchase facilities expire between May 2001 and January 2002.
    Sale of Mortgage Loans. We sell some of our mortgage loans for cash in the whole loan sale market and we sell the rest of our mortgage loans in securitization transactions. We receive the difference between the price at which we sell the mortgage loans and the amount owed on our revolving warehouse or repurchase facilities for these loans in cash.
    Sale of Residual Interest Assets Created in Securitizations. In a securitization transaction, we retain a subordinated interest, called the residual interest, in the securitized mortgage loans. The holder of the residual interest is entitled to receive the excess spread from the securitization, or the difference between the interest rate received on the mortgages, and the lower interest rate paid the bondholders in the securitization transaction. As the holder of the residual interest, we also retain the right to any mortgage loans that are still outstanding after the bonds from the securitization transaction are paid in full. At the time of the securitization transaction, we determine the value of the residual interest as the present value of expected cash flows from the excess spread, and record the value of the residual interest as an asset. We sold the residual interests in the September 2000, December 2000 and March 2001 securitization transactions for cash under a residual forward sale facility and may sell future residual interests for cash until the expiration of that facility.
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

Our right to service loans may be terminated because of the high delinquencies and losses on the mortgage loans in our servicing portfolio, which will decrease our earnings.

The value of our right to service most of our approximately $2.8 billion mortgage loan servicing portfolio (at March 31, 2001) is an asset on our balance sheet called mortgage servicing rights. If we were to lose the right to service some or all of the mortgage loans in our portfolio, we would be required to write down or write off our mortgage servicing rights, which would decrease our earnings and decrease our net worth and the value of your investment.

Most of our securitization transactions are insured by certain commercial insurance companies called monoline insurers. The policies issued by the monoline insurers protect the securitization bondholder against certain losses. The agreement that we generally enter into with the monoline insurer allows the monoline insurer to terminate us as the servicer in certain cases. For example, we could be terminated as the servicer for any transaction if the dollar amount or percentage of mortgage loans that are more than a certain number of days past due (usually 60 days, 90 days or more) or if the losses on mortgage loans in a particular securitization transaction are over a specified limit. Also, our agreement with the monoline insurer for the securitization transactions we completed in 1999 automatically terminates us periodically unless the monoline insurer renews our servicing right.

As of March 31, 2001, the remaining principal balance of mortgage loans in the 10 securitization trusts which exceeded the permitted delinquency limit was $745.1 million, or 26.2% of the servicing portfolio. Also as of March 31, 2001, the remaining principal balance of mortgage loans in the 15 securitization trusts which exceeded the permitted loss limit was $1.3 billion, or 45.6% of the servicing portfolio. The monoline insurers have the right to terminate us as the servicer for these securitization transactions as well as the securitization transactions from 1999.

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

In a securitization transaction, the excess spread is initially used to over-collateralize the bonds by paying down the principal balance of the bonds below the principal balance of the mortgage loans collateralizing the bonds. Once the bonds are over-collateralized to a certain amount, we start receiving the excess spread. If the mortgage loans are more delinquent or if the loss on mortgage loans is greater than expected, the excess spread that we are supposed to receive from the securitization transaction is diverted to over-collateralize the bonds further.

In addition, when borrowers do not make their required mortgage loan payments or do not pay their real estate taxes or insurance premiums on loans that we service, we are required to advance those payments out of our working capital.

High losses on the mortgage loans in our servicing portfolio may decrease our earnings.

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

High loan loss levels may affect our net earnings. During the period of time we hold mortgage loans before we sell them, the entire loan loss reduces our earnings. For mortgage loans we have sold in a securitization transaction, we apply certain assumptions to estimate losses to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. If actual loan losses exceed our estimated losses, we may be required to write down our residual interests which would decrease our earnings and decrease our net worth and the value of your investment. A write down of our residual interests might also cause us not to comply with certain of the financial covenants in our revolving warehouse and repurchase facilities. If we fail to meet those financial covenants, the warehouse providers could declare an event of default, terminate the facilities, and foreclose on and sell the loans that are collateral for our borrowings under the facilities which would jeopardize our ability to operate as a going concern. Higher than expected loan losses contributed to the write-downs of our residual interests of $33.6 million during the quarter ended March 31, 2001 and $77.5 million and $188.6 million during the fiscal years ended June 30, 2000 and 1999, respectively.

The mortgage loans are subject to higher risks of loss, which may decrease our earnings.

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

If the mortgage loans we service pay off faster than expected, our earnings will decrease.

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

Our earnings may decrease as a result of increases or decreases in interest rates.

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

If we are unable to sell a significant portion of our mortgage loans on at least a quarterly basis, our earnings would decrease.

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

Changes in the volume and cost of our broker loans may decrease our loan production and decrease our earnings.

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

Because our Corporate headquarters are in California and a significant amount of the mortgage loans we service are in California and Florida, our operations could be hurt by economic downturns or natural disasters in those states.

At March 31, 2001, 22.3% and 11.6% of the mortgage loans we serviced were collateralized by residential properties located in California and Florida, respectively. Because of these concentrations in California and Florida, declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgage loans, increase foreclosures and losses and hurt our earnings.

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

In addition, California has recently experienced severe energy shortages which have resulted in "rolling black-outs" in certain instances in portions of the state. Poor economic conditions as a result of energy shortages in the areas of California where our customers are located could adversely affect our borrower base, and consequently, may negatively impact our business. In order to ensure future sources of energy for California, it is anticipated that the prices paid by consumers for energy could increase significantly. Significant increases in energy prices could result in delinquencies and losses on loans made to our borrowers and, in turn, have a material adverse effect on our business. In addition, increases in the price of energy as well as rolling black-outs could cause a general economic downtown in the California economy, which could have a material adverse effect on our financial condition and results of operations because, in addition to the concentration of loans in California, the Company's corporate headquarters, Loan Servicing Department and main loan production facility are located in California.

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

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which would decrease our earnings.

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

If we are unable to comply with mortgage banking rules and regulations, our ability to make mortgage loans may be restricted, which would decrease our earnings.

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

At March 31, 2001, entities controlled by Capital Z beneficially owned senior preferred stock representing 47.2% of our combined voting power in the election of directors and 91.4% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members' terms expire Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies. Also because of its ownership percentage, Capital Z may unilaterally force the conversion into Common Stock of all shares of Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock or the Series D Convertible Preferred Stock.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings-None

Item 2. Changes in Securities-None

Item 3. Defaults upon Senior Securities-None

Item 4. Submission of Matters to a Vote of Security Holders-None

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits: See Exhibit Index
(b)	The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2000:
	(1)	The Company filed a Current Report on Form 8-K on January 26, 2001 (dated December 31, 2000) providing statistical data on certain securitization trusts.
	(2)	The Company filed a Current Report on Form 8-K on February 6, 2001 (dated February 5, 2001) reporting financial results for the quarter-ended December 31, 2000.
	(3)	The Company filed a Current Report on Form 8-K on February 26, 2001 (dated January 31, 2001) providing statistical data on certain securitization trusts.
	(4)	The Company filed a Current Report on Form 8-K on March 20, 2001 (dated February 28, 2001) providing statistical data on certain securitization trusts.

AAMES FINANCIAL CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Aames Financial Corporation
Date: May 15, 2001	By:	/s/ Ronald J. Nicolas, Jr. Ronald J. Nicolas, Jr. Executive Vice President-Finance and Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1	Historical Advance Purchase Agreement, dated as of January 5, 2001, between ACC and Steamboat Financial Partnership I, L.P. (1)
10.2(a)

Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Restated to and Including January 24, 2001, by and between ACC Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (1)

10.2(b)	Guaranty, dated as of January 24, 2001, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.2(a) (1)

______________

(1)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and filed with the Commission on February 14, 2001.