Form 10-K
period 2001-06-30
AAMES FINANCIAL CORP/DE
filed 2001-09-28
CIK 879957

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2001
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-19604

AAMES FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	95-4340340 (I.R.S. Employer Identification No.)
350 S. Grand Avenue, Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)

Registrant's telephone number, including area code: (323) 210-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $0.001	New York Stock Exchange
Preferred Stock purchase rights	New York Stock Exchange
10.50% Senior Notes due 2002	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At September 26, 2001, there were outstanding 6,266,575 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($0.90 per share) of the Registrant's Common Stock on the New York Stock Exchange was $5,638,568. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

Documents Incorporated by Reference

    Portions of Registrant's Proxy Statement relating to its 2001 Annual Meeting of Stockholders or an amendment to this Form 10-K are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

PART I

Item 1. Business

General

    Aames Financial Corporation (the "Company") is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, selling and servicing home equity mortgage loans collateralized by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender making loans in California since it was founded in 1954. In 1995, the Company expanded its retail presence outside of California and began purchasing loans from correspondents. In August 1996, the Company acquired its broker production channel through the acquisition of One Stop Mortgage, Inc. In 1999, the Company consolidated its loan production channels into one company, and the retail and broker production channels (including the former One Stop) now operate under the name "Aames Home Loan."

    The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. The Company believes these borrowers continue to represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risk assumed. The residential mortgage loans originated by the Company, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness or to finance other consumer needs, and to a lesser extent, to purchase homes.

    The Company originates loans nationally through its traditional retail and broker office networks and through the Internet and telemarketing. The Company no longer purchases loans through correspondents, which it ceased during the fiscal year ended June 30, 2000, and which it had materially decreased since fiscal 1998. During the years ended June 30, 2001, 2000 and 1999, the Company originated $2.4 billion, $2.1 billion and $2.2 billion, respectively, of mortgage loans. The Company underwrites and appraises every loan it originates.

    As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the years ended June 30, 2001, 2000 and 1999, the Company sold $2.3 billion, $2.2 billion and $1.9 billion, respectively, of loans. See "—Loan Disposition."

    It is the Company's strategy to maximize opportunities in loan servicing. The Company retained the servicing on the loans it securitized through the fiscal year ended June 30, 2000, but sold the servicing rights in securitizations in the fiscal year ended June 30, 2001 for cash. At June 30, 2001, 2000 and 1999, the Company's servicing portfolio was $2.7 billion, $3.6 billion and $3.8 billion, respectively. Loans serviced in-house at June 30, 2001, 2000 and 1999 were $2.5 billion, $3.3 billion and $3.4 billion, respectively, or 93.2%, 92.6% and 89.2%, respectively.

    The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its core loan production; (ii) reducing its cost of production; (iii) maximizing its opportunities in loan servicing; and (iv) maintaining the ability to obtain sufficient lines of credit to provide financing for the assets created by the Company and become self financing.

    Increasing the Amount and Value of Its Core Loan Production.  The Company intends to increase the size of its overall originations while improving its value. The Company's traditional retail platform, its nationwide broker operations and its growing Internet and telemarketing channels are all targeted as sources of growth. In its traditional retail platform, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products and improving its customer service levels. The Company's nationwide broker operations plan to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers' customer bases. The Company's growing Internet and telemarketing channels are planning to increase their scale by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its offerings to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

    Reducing Its Cost of Production.  The Company intends to reduce its cost of production by: leveraging its investment in origination technology platforms, increasing the amount of automation in the loan origination process and increasing the scale of the origination business driving fixed costs down as a percentage of overall production costs. The Company will also continue the on-going effort of identifying opportunities for cost reductions across all levels of the Company's operations.

    Maximizing Its Opportunities in Loan Servicing.  The Company's servicing operations generate servicing income and related fees while providing management information regarding the performance of mortgage loans. The Company is also able to sell its servicing rights to third parties in connection with whole loan sales and securitizations. The Company intends to maximize opportunities in loan servicing taking into consideration the overall Company's profitability and liquidity position. During the year ended June 30, 2001, the Company maximized profitability and cash flow by selling all of its loan production through whole loan sales and securitization transactions on a servicing released basis, which combined with existing loan servicing run-off, in the form of principal amortization, prepayments and liquidations, has resulted in a decline in the size of the servicing portfolio.

    Maintaining the Ability to Obtain Sufficient Lines of Credit and Become Self Financing.  The Company intends to increase and diversify its funding sources by adding additional warehouse or repurchase facilities by expanding its current funding relationships and identifying new funding sources. The Company will continue to fund its operations by disposing of a portion of its loan production for cash in the whole loan market, selling residual interests created in securitizations through the Residual Forward Sale Facility (the "Residual Facility") with Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Specialty Finance Partners ("SFP"), the Company's largest stockholder which is controlled by Capital Z Financial Services Fund, II, L.P. (together with SFP, "Capital Z"), until the expiration of that facility, selling the mortgage servicing rights and the rights to prepayment fees on the mortgage loans in the securitizations and developing new sources for working capital.

    The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

Recent Events

    The Company reported a $30.5 million net loss for the year ended June 30, 2001. The $30.5 million net loss resulted from the Company's $33.6 million valuation adjustment to the estimated fair value of its residual interests partially offset by a $3.1 million net operating profit. The

$33.6 million valuation adjustment reflected the Company's assessment of credit loss and delinquency experience of certain mortgage loans in its securitized trusts originated during and prior to 1999.

    All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. Due to the $33.2 million loss for the quarter ended March 31, 2001, the Company failed to meet certain financial covenants under its revolving warehouse and repurchase facilities at March 31, 2001, April 30, 2001 and May 31, 2001. However, the Company sought and successfully obtained amendments to these financial covenants from its warehouse and repurchase lenders to bring itself into compliance at March 31, 2001 and during the three months ended June 30, 2001. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    On September 25, 2001, the Company completed a securitization of $175.0 million of mortgage loans and sold its residual interest through the Residual Facility for cash. The Company also sold its servicing rights and the rights to the prepayment penalties under the securitization for cash to an unrelated mortgage banking company.

    As previously reported, the Company received a notice from the New York Stock Exchange (the "NYSE") that the Company's common stock, par value $0.001 per share (the "Common Stock") did not meet the requirements for continued listing because the thirty day average trading price of the Common Stock was below $1.00 per share. After reviewing the Company's stock price performance, as well as other materials, the NYSE notified the Company that the Common Stock would remain listed until July 2, 2001, at which time the stock price performance would be measured for compliance with continued listing standards. The closing price and the thirty day average closing price of the Common Stock on July 2, 2001 was $1.35 and $1.42, respectively

    On July 2, 2001, the NYSE acknowledged that the Company had met the stock price requirements of continued listing as of July 2, 2001. The NYSE also informed the Company that the Common Stock would continue to be listed on the NYSE; however, the Common Stock is subject to a follow-up period during which time the NYSE will continue to monitor the Company and, on November 2, 2001, the NYSE will again measure the stock price performance as of the thirty trading days ending November 2, 2001. In addition, if at any time before November 2, 2001, the NYSE determines that the Company has failed to meet any of the continuing listing standards, the NYSE will re-evaluate the continued listing of the Common Stock at that time and may take action including truncating the normal compliance procedures and beginning the initiation of suspension procedures. The closing price and the thirty day average closing price of the Common Stock as of September 26, 2001 was $0.90 and $1.11, respectively.

    There can be no assurance that the thirty trading day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be suspended by the NYSE. If the Common Stock were suspended by the NYSE, it would seriously impair the ability of the holders of the Common Stock to trade their shares.

Mortgage Loan Production

    The Company's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity which is typically secured by a first or second mortgage on the borrower's residence with either a fixed or adjustable interest rate. Non-conforming home equity loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and generally cannot be directly marketed to agencies such as Fannie Mae and Freddie Mac. During the year ended June 30, 2001, the Company originated its residential loans through its traditional retail and broker office networks and, to a lesser extent, through the Internet and telemarketing.

    The following table presents certain information about the Company's loan production at or during the periods indicated:

	Year Ended June 30,
	2001	2000	1999
Retail loans:
Branch originations:
Total dollar amount	$1,104,676,000	$777,800,000	$770,000,000
Number of loans	14,571	11,144	12,214
Average loan amount	75,813	69,795	63,042
Average initial combined LTV	74.71%	73.47%	72.00%
Weighted average interest rate(1)	10.33%	10.05%	9.50%
Number of retail branch offices at period end	100	100	101
Internet originations:
Total dollar amount	$75,875,000	$5,900,000	n/a
Number of loans	827	82	n/a
Average loan amount	91,747	71,951	n/a
Average initial combined LTV	76.50%	69.93%	n/a
Weighted average interest rate(1)	9.48%	9.73%	n/a
Number of retail Internet offices at period end	1	1	n/a
Total retail	$1,180,551,000	$783,700,000	$770,000,000
Number of loans	15,398	11,226	12,214
Average loan amount	76,669	69,811	63,042
Average initial combined LTV	74.83%	73.43%	72.00%
Weighted average interest rate(1)	10.27%	10.05%	9.50%
Number of retail branch and Internet offices	101	101	101
Broker loans:
Branch originations(2)(3):
Total dollar amount	$1,135,754,000	$1,238,000,000	$1,182,100,000
Number of loans	10,404	13,597	14,006
Average loan amount	109,165	91,049	84,400
Average initial combined LTV	78.71%	78.16%	76.00%
Weighted average interest rate(1)	10.25%	10.35%	9.90%
Number of regional broker offices at period end	5	7	35
Telemarketing and Internet originations:
Total dollar amount	$55,325,000	$24,900,000	n/a
Number of loans	506	241	n/a
Average loan amount	109,339	103,321	n/a
Average initial combined LTV	78.86%	78.41%	n/a
Weighted average interest rate(1)	10.56%	10.62%	n/a

Total broker	$1,191,079,000	$1,262,900,000	$1,182,100,000
Number of loans	10,910	13,838	14,006
Average loan amount	109,173	91,263	84,400
Average initial combined LTV	78.89%	78.16%	76.00%
Weighted average interest rate(1)	10.26%	10.35%	9.90%
Number of regional broker offices at period end	5	7	35
Correspondent loans:
Total dollar amount	n/a	$32,700,000	$241,500,000
Number of loans	n/a	289	2,219
Average loan amount	n/a	113,149	108,833
Average initial combined LTV	n/a	81.00%	80.00%
Weighted average interest rate(1)	n/a	10.20%	10.00%
Total loans:
Total dollar amount	$2,371,630,000	$2,079,300,000	$2,193,600,000
Number of loans	26,308	25,353	28,439
Average loan amount	90,149	82,014	77,134
Average initial combined LTV	76.78%	76.00%	75.00%
Weighted average interest rate(1)	10.27%	10.20%	9.80%

(1)
Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased by the Company.

(2)
Includes commercial loans. In late fiscal 1997, the Company began originating small commercial loans on a limited basis. In January 1999, the Company discontinued its commercial loan operation.

(3)
Includes "flow" and bulk correspondent loans. Prior to fiscal 1999, the Company purchased a significant dollar amount of correspondent loans in bulk purchases, but eliminated bulk purchases and decreased its reliance on correspondent production in fiscal 1999.

    Total loan production during the year ended June 30, 2001 increased to $2.4 billion from the $2.1 billion reported during the year ended June 30, 2000 which, in turn, was a decrease from the $2.2 billion reported during the year ended June 30, 1999. The Company's total broker production declined $71.8 million to $1.2 billion during the year ended June 30, 2001 from $1.3 billion during the prior year, and increased $9.0 million from the $1.2 billion reported during the year ended June 30, 1999. Mortgage loan production from the traditional broker channel was $1.1 billion, $1.2 billion and $1.2 billion during the years ended June 30, 2001, 2000 and 1999, respectively, which reflects a decrease of $102.2 million during the year ended June 30, 2001 from the year ended June 30, 2000 and an increase of $55.9 million during June 30, 2000 from the prior year. Broker mortgage loan production through telemarketing and Internet sources, which commenced during fiscal 2000, increased $30.4 million to $55.3 million during the year ended June 30, 2001 from the $24.9 million of similar production reported during the year ended June 30, 2000. The Company's total retail mortgage loan production increased $396.9 million to $1.2 billion during the year ended June 30, 2001 from $783.7 million during the year ended June 30, 2000 and increased $13.7 million to $783.7 million during fiscal 2000 from the $770.0 million reported during the year ended June 30, 1999. Mortgage loan production volume reported by the Company's traditional retail channel was $1.1 billion, $777.8 million and $770.0 million during the years ended June 30, 2001, 2000 and 1999, respectively. Loan origination volume produced through the Company's retail Internet channel, through affiliations with certain Internet lending sites, was $75.9 million, an increase of $70.0 million from the $5.9 million reported during the year ended June 30, 2000 when the Company first commenced producing retail mortgage loans through Internet sources. As previously reported, during the year ended June 30, 1998 the Company began materially decreasing its reliance on correspondent loan purchases and eliminated the program during the year ended June 30, 2001. During the years ended June 30, 2000 and 1999, mortgage loan production attributable to correspondent purchases was $32.7 million and $241.5 million, respectively.

    Retail Loan Channel.  The Company originates home equity mortgage loans through its network of retail loan offices and through the Internet through its National Loan Center. At June 30, 2001, the Company had 100 retail offices serving borrowers nationally. The Company continually monitors its retail operations and evaluates current and potential retail offices on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company.

    The Company generates applications for loans through its retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and yellow-page listings. The Company generates customer leads for the retail network in two ways: produced by the Company based upon Company derived models and commercially developed customer lists (the "centralized marketing approach") and generated by the local branch by the loan officers who are familiar with the local area (the "decentralized marketing approach"). The Company's direct mail invites prospective borrowers to call the Company to apply for a loan. Direct mail is often followed up by telephone calls to potential customers. All contact with the customer is handled through the local branch. On the basis of an initial screening conducted at the time of the call, the Company's loan officer at the local retail loan office makes a preliminary determination of whether the customer and the property meet the Company's lending criteria. The loan officer may complete the application over the telephone, or schedule an appointment in the retail loan office most conveniently located to the customer or in the customer's home, depending on the customer's needs.

    The Company's National Loan Center obtains leads through several commercially available Internet sites as well as through its own internet web site "Aames.net". On the basis of information provided by the customer through the Internet, a preliminary determination is made as to whether the customer and the property meet the Company's lending criteria. Once the Company receives the lead, a loan officer contacts the prospective customer by telephone and the customer completes the application by telephone or mail. During fiscal 2001, the Company increased its retail loan production through loan originations through the Internet to $75.9 million from $5.9 million of retail production during the years ended June 30, 2000. The Company expects retail Internet production to generate an increasing dollar amount and percentage of retail loan production in the coming quarters.

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

    The Company believes that its marketing efforts establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of marketing.

    Independent Mortgage Broker Channel.  At June 30, 2001, the Company operated five regional offices and during fiscal 2001, the Company originated loans through approximately 2,800 brokers, no one of which accounted for more than 3.1% of total broker originations. All broker loans originated by the Company are underwritten in accordance with the Company's underwriting guidelines. Once approved, the loan is funded by the Company directly.

    The broker's role is to identify the applicant, assist in completing the loan application, gather necessary information and documents and serve as the Company's liaison with the borrower through the lending process. The Company reviews and underwrites the applications submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through the Company's broker network allows the Company to increase its loan volume without incurring the higher marketing and employee costs associated with increased retail originations.

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

    In the fourth quarter of fiscal year 2000, the Company began using telemarketing and the Internet to increase its broker loan production and further penetrate the non-conforming home equity broker market through its "Broker Direct" program. Through Broker Direct, the Company makes out bound telemarketing calls to brokers who are not currently doing business with the Company or are outside the geographic areas served by the loan officers. The Company also obtains leads through a commercially available internet site as well as through its own internet web site "Aamesdirect.com". "Broker Direct" and broker Internet loan originations for the year ended June 30, 2001 increased to $55.3 million from $24.9 million during the year ended June 30, 2000. The Company expects "Broker Direct" and broker Internet to generate an increasing dollar amount and percentage of broker loan production in the coming quarters.

    Correspondent Channel.  Prior to fiscal 2001, the Company purchased a limited amount of closed loans from mortgage bankers and other financial institutions on a continuous or "flow" basis to supplement its core loan production on a cost effective basis.

    Underwriting.  The Company underwrites every residential loan it originates. The Company's underwriting guidelines are designed to assess the borrower's creditworthiness and the adequacy of the real property as collateral for the loan. The borrower's creditworthiness is assessed by examination of a number of factors, including calculation of debt-to-income ratios, which is the sum of the borrower's monthly debt payments divided by the borrower's monthly income before taxes and other payroll deductions, an examination of the borrower's credit history and credit score through standard credit reporting bureaus, and by evaluating the borrower's payment history with respect to existing mortgages, if any, on the property.

    An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the ratios of the loan applied for (the "LTV") and of all mortgages existing on the property, including the loan applied for, (the "combined loan-to-value ratio" or "CLTV") to the appraised value of the property at the time of origination. As a lender that specializes in loans made to credit impaired borrowers, the Company makes home equity mortgage loans to borrowers with credit histories or other factors that could typically disqualify them from consideration for a loan from traditional financial institutions. Consequently, the Company's underwriting guidelines for such credit-impaired borrowers generally require lower combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution.

    Appraisers determine a property's value by reference to the sales prices of comparable properties recently sold, adjusted to reflect the condition of the property as determined through inspection.

    The underwriting of a mortgage loan to be originated by the Company includes a review of the completed loan package, which includes the loan application, a current appraisal, a preliminary title report and a credit report. All loan applications must be approved by the Company in accordance with its underwriting criteria. The Company regularly reviews its underwriting guidelines and makes changes when appropriate to respond to market conditions, the performance of loans representing a particular loan product or changes in laws or regulations.

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

    Each of the Company's retail loan office network, Internet-based National Loan Center and broker channel has its own underwriting guidelines. While broadly similar, the underwriting guidelines do vary among the origination channels. The following generally summarizes the Company's underwriting guidelines:

  •
  Each organization channel employs its own "traditional" underwriting program, under which the borrower's mortgage credit and consumer credit are each scored and weighted to determine the overall credit grade of the borrower with the borrower then being assigned an "A+/A" through "D" credit grade, and

  •
  The broker channel also utilizes a credit score/LTV based underwriting program (referred to as the "SNAP program"), under which the borrower's credit score as reported by various reporting agencies and the LTV of the loan are used to determine whether the borrower qualifies for the loan requested and the appropriate pricing for that loan. Loans under this program are converted to "traditional" underwriting credit scores for reporting purposes.

    "Traditional" Underwriting Program.  The Company assigns a credit grade (A, A-, B, C, C- and D) to each loan it originates depending on the risk profile of the loan, with the higher credit grades exhibiting a lower risk profile and the lower credit grades exhibiting increasingly higher risk profiles. The retail loan office network also uses the letter grades of A+, B+ and C+ to further differentiate credit characteristics of the mortgage loan. Generally, the higher credit grade loans have higher loan-to-value ratios and carry a lower interest rate. The following chart generally outlines certain parameters of the credit grades of the Company's traditional underwriting program at September 15, 2001:

	A+	"A" Credit Grade	"A-" Credit Grade	B+	"B" Credit Grade	C+	"C" Credit Grade	"C-" Credit Grade	"D" Credit Grade
General Repayment	Generally excellent pay history.	Has good credit.	Has good credit but might have some minor delinquency.	Generally good mortgage pay history but may have marginal consumer credit history.	Generally good mortgage pay history but may have marginal consumer credit history.	Marginal credit history which is offset by other positive attributes.	Marginal credit history which is offset by other positive attributes.	Marginal credit history not offset by other positive attributes.	Designed to provide a borrower with poor credit history an opportunity to correct past credit problems.
Existing Mortgage Loans	No lates in past 36 months.	Maximum of one 30-day late* in past 12 months.	No more than 59 days late at closing and a maximum of two 30-day lates in the past 12 months.	Maximum of three 30-day lates in the past 12 months; currently not more than 3x30 at loan closing.	No more than 89 days late at closing and a maximum of four 30-day lates in the past 12 months or one 60-day late and two 30-day lates.	Can have multiple 30-day lates and two 60-day lates in past twelve months; not currently not more than 2x60 at loan closing.	Can have multiple 30-day lates and twelve 60-day lates or one 90-day late in the past 12 months; currently not more than 119 days late at closing.	No more than 149 days delinquent in the past 12 months. Can have multiple 90-day lates or one 120 day late in the past 12 months.	Greater than 150 days delinquent in the past 12 months.
Consumer Credit	No lates in past 36 months.	Consumer credit is good in the last 12 months. Up to 25% of credit report items derogatory with no 60-day or more lates. Generally, requires a minimum credit score of 600.	Consumer credit is good in the last 12 months. Up to 35% of credit report items derogatory with no 90-day or more lates. Generally, requires a minimum credit score of 580.	Must have letter of explanation on all mortgage lates greater than 30 days and on all major consumer derogatory notations last 24 months.	Consumer credit must be satisfactory in the last 12 months. Up to 40% of credit report items derogatory. Generally, requires a minimum credit score of 560.	Must have letter of explanation on all mortgage lates greater than 30 days and on all major consumer derogatory notations last 24 months.	Consumer credit is fair in the last 12 months. The majority of the credit is not currently delinquent. Up to 50% of credit report items derogatory. Generally, requires a minimum credit score of 530.	Consumer credit is poor in the last 12 months with currently delinquent accounts. Up to 60% of credit report items derogatory. Generally, requires a minimum credit score of 500.	Consumer credit is poor in the last 12 months. The majority of the credit is derogatory (more than 60%). Percentage of derogatory items not a factor. Generally, requires a minimum credit score of 500.
Bankruptcy	No bankruptcy last 5 years.	2 years since discharge or dismissal with reestablished "A" credit.	2 years since discharge or dismissal with reestablished "A-" credit.	Discharged a minimum of 2 years prior to loan closing.	1 year since discharge with reestablished "B" credit or 18 months since discharge without reestablished credit.	Discharged a minimum 1 year prior to loan closing.	Bankruptcy filing 12 months old, discharged or dismissed prior to application.	Bankruptcy filed within last 12 months and discharged or dismissed prior to application.	Current bankruptcy must be paid through loan.
Debt Service-to-Income Ratio	Generally not to exceed 45%.	Generally not to exceed 45%.	Generally not to exceed 45%.	Generally not to exceed 50%.	Generally not to exceed 50%.	Generally not to exceed 50%.	Generally not to exceed 50%.	Generally not to exceed 50%.	Generally not to exceed 50%.

Maximum Loan-to-Value Ratio:
Owner Occupied	Generally 90% for a 1 to 4 family dwelling.	Generally 90% for a 1 to 4 family dwelling.	Generally 90% for a 1 to 4 family dwelling.	Generally 85% for a 1 to 4 family dwelling.	Generally 80% for a 1 to 4 family dwelling.	Generally 75% for a 1 to 4 family dwelling.	Generally 75% for a 1 to 4 family dwelling.	Generally 70% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.
Non-Owner Occupied	Generally 80% for a 1 to 4 family dwelling.	Generally 80% for a 1 to 4 family dwelling.	Generally 75% for a 1 to 4 family dwelling.	Generally 75% for a 1 to 4 family dwelling.	Generally 70% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.	Generally 60% for a 1 to 4 family dwelling.
*
A "rolling" 30-day late in which a borrower becomes 30 days delinquent and makes subsequent mortgage payments but remains consistently 30 days delinquent is considered one 30-day late for underwriting purposes.

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

	Adjusted Credit Score and Maximum LTV Based Upon Mortgage Lates in Previous Months
Actual Credit Score	2x30	4x30 and 0x60; 2x30 and 1x60	12x30 and 2x60; 12x30 and 1x90	12x60 and 1x120	1x150
700+	600	560; 80%max LTV	550; 75%max LTV	520; 70%max LTV	500; 65%max LTV
680	600	560; 80%max LTV	550; 75%max LTV	520; 70%max LTV	500; 65%max LTV
660	600	560; 80%max LTV	550; 75%max LTV	520; 70%max LTV	500; 65%max LTV
640	600	560; 80%max LTV	550; 75%max LTV	520; 70%max LTV	500; 65%max LTV
620	600	560; 80%max LTV	550; 75%max LTV	520; 70%max LTV	500; 65%max LTV
600	600	560; 80%max LTV	550; 75%max LTV	520; 70%max LTV	500; 65%max LTV
580	580	560; 80%max LTV	550; 75%max LTV	520; 70%max LTV	500; 65%max LTV
560	560	560; 80%max LTV	550; 75%max LTV	520; 70%max LTV	500; 65%max LTV
540	540	540	540	520; 70%max LTV	500; 65%max LTV
520	520	520	520	520; 70%max LTV	500; 65%max LTV
500	500	500	500	500	500

    For example, under the SNAP program, in the case of a borrower with a credit score of 640 who has had not more than one 30-day late payment on his existing mortgage loan during the previous 12 months (i.e., 1x30) and who otherwise qualifies for a maximum LTV of 90%, the borrower's actual credit score of 640 would be used for purposes of qualifying for the loan and determining the applicable interest rate and the 90% maximum LTV allowed would not be adjusted downward. However, under the SNAP program, if the borrower with the 640 credit score had two 30-day late payments in the previous 12 months (i.e., 2x30), the credit score used for purposes of qualifying and determining pricing, would fall to 600—and the maximum LTV allowed would be 80%. In addition, the interest rate for that loan would be determined as if the borrower's credit score were 600 (instead of the actual credit score of 640). If that same borrower had a mortgage delinquency of 2x30 and 1x60 or 4x30 and 0x60 during the previous 12 months, then the maximum LTV allowed would be 80% and the loan would be priced as if the credit score was 560. If that borrower had a mortgage delinquency of 12x30 and 2x60 or 12x30 and 1x60 and 1x90 for the previous 12 months, then the maximum LTV falls to 75% and the loan would be priced as if the credit score was 550. If that borrower had a mortgage delinquency of 12x90, or 12x60 and 1x90 and 1x120 for the previous 12 months, then the maximum LTV decreases to 70% and the credit score used for pricing falls to 520. If that borrower had a mortgage delinquency of 1x150 or more for the previous 12 months, then the maximum LTV falls to 65% and the loan would be priced as if the credit score were 500.

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

    The tables on the following page present certain information about the Company's loan production through its retail, broker and correspondent channels during the years ended June 30, 2001, 2000 and 1999:

LOAN ORIGINATIONS AND PURCHASES DURING THE YEAR ENDED JUNE 30, 2001

Traditional Underwriting Program and "SNAP" Underwriting Program

Credit Grade(2)	Dollar Amount of Loan	% of Total	Weighted Average Combined Loan-to-value	Weighted Average Interest Rate(1)
A	$888,272,000	38%	78%	9.5%
A-	552,268,000	23	78	10.0
B	553,131,000	23	76	10.6
C	274,589,000	12	74	11.7
C-	57,389,000	2	71	12.7
D	45,981,000	2	65	13.1

Total	$2,371,630,000	100%	77%	10.3%

LOAN ORIGINATIONS AND PURCHASES DURING THE YEAR ENDED JUNE 30, 2000

Traditional Underwriting Program and "SNAP" Underwriting Program

Credit Grade(2)	Dollar Amount of Loan	% of Total	Weighted Combined Loan-to-Value	Weighted Average Interest Rate(1)
A	$772,434,000	38%	79%	9.6%
A-	499,408,000	24	77	9.8
B	508,467,000	24	76	10.4
C	197,119,000	9	63	11.5
C-	43,310,000	2	68	12.6
D	58,562,000	3	61	13.8

Total	$2,079,300,000	100%	76%	10.2%

LOAN ORIGINATIONS AND PURCHASES DURING THE YEAR ENDED JUNE 30, 1999

Traditional Underwriting Program Only

Credit Grade	Dollar Amount of Loan	% of Total	Weighted Combined Loan-to-value	Weighted Average Interest Rate(1)
A	$707,608,000	32%	79%	9.1%
A-	729,237,000	33	77	9.4
B	475,370,000	22	75	10.1
C	119,730,000	5	68	11.1
C-	37,990,000	2	65	12.3
D	123,665,000	6	62	12.9

Total	$2,193,600,000	100%	75%	9.8%

(1)
Calculated with respect to the interest rate at the time the loan is originated or purchased by the Company, as applicable.

(2)
Loans underwritten under the "SNAP" underwriting program are assigned a credit grade that the Company believes correlates to the credit grades in the "Traditional" underwriting program.

    Quality Control.  The Company's quality control program is intended to (i) monitor and improve the overall quality of loan production generated by the Company's retail loan channel and independent mortgage broker channel and (ii) identify and communicate to management existing or potential underwriting and loan packaging problems or areas of concern. The quality control file review examines compliance with the Company's underwriting guidelines and federal and state regulations. This is accomplished by focusing on: (i) the accuracy of all credit and legal information; (ii) a collateral analysis which may include a desk or field re-appraisal of the property and review of the original appraisal; (iii) employment and/or income verification; and (iv) legal document review to ensure that the necessary documents are in place.

Loan Disposition

    As a fundamental part of its business and financing strategy, the Company sells loans to third party investors in the secondary markets as market conditions allow. The Company generally seeks to dispose of substantially all of its production within 90 days. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make these facilities available for future funding of mortgage loans. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, relative profitability and cash flows. The Company generally realizes higher gain on sale on securitization than it does on whole loan sales for cash. The higher gain on sale in securitization transactions is attributable to the excess servicing spread and mortgage servicing rights associated with retaining a residual interest and the servicing on the mortgage loans in the securitization, respectively, net of transactional costs. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but the Company receives the gain in the form of cash.

    However, in a securitization the underlying securities are generally over-collateralized by the Company depositing a combination of mortgage loans with a principal balance exceeding the principal balance of the securities, and cash into the securitization, which requires an initial period of cash outflow. The upfront over-collateralization and servicing advance obligations required on retaining the servicing in securitizations are generally cash flow negative to the Company in the early years of the securitization. These negative cash flow considerations along with conditions in the securitization market precluded the Company from securitizing mortgage loans in the second half of the fiscal year ended June 30, 2000. The Residual Facility, entered into by the Company on August 31, 2000, strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. The Company completed a securitization and sold for cash its residual interest through the Residual Facility in each of the four quarters during the fiscal year ended June 30, 2001. The initial capacity of the Residual Facility was $75.0 million and at June 30, 2001, the remaining capacity under the Residual Facility was $29.9 million.

    The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the periods presented (in thousands):

	Year ended June 30,
	2001	2000	1999
Loans pooled and sold in securitizations	$1,231,464	$803,557	$649,999
Whole loan sales	1,102,465	1,419,199	1,236,050

Total loans securitized and sold	$2,333,929	$2,222,756	$1,886,049

    Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. If delinquencies or losses exceed certain established limits, as applicable, the credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company's securitizations. In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Securitization and Sale of Mortgage Loans."

Loan Servicing

    The Company's servicing portfolio consists mainly of mortgage loans securitized prior to the year ended June 30, 2001 for which the Company retained servicing, and to a lesser extent, loans subserviced for others on an interim basis and loans held for sale. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. It is the Company's strategy to maximize opportunities in loan servicing. As a means to maximize profitability and cash flow from securitizations, the Company has sold the servicing rights in securitizations during the year ended June 30, 2001 for cash. Moreover, the Company generally does not retain servicing on loans it sells in whole loan sales for cash.

    The following table sets forth certain information regarding the Company's servicing portfolio for the periods indicated:

	Year Ended June 30,
	2001		2000		1999
	(in thousands)
Servicing portfolio (period end)	$2,717,000	(1)	$3,560,000	(2)	$3,841,000	(3)
Serviced in-house	2,533,000		3,296,000		3,428,000
Percentage serviced in-house	93.2%		92.6%		89.2%
Loan service revenue	14,990		15,654		23,329

(1)
Includes $334.5 million of loans subserviced for others on an interim basis and approximately $184.0 million of loans subserviced by others.

(2)
Includes $280.2 million of loans subserviced for others on an interim basis and approximately $264.0 million of loans subserviced by others.

(3)
Includes $84.0 million of loans subserviced for others on an interim basis and approximately $413.0 million of loans subserviced by others.

    The Company has generally not added any new loans to the servicing portfolio (excluding loan subserviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's loan servicing portfolio at June 30, 2001 decreased $843.0 million, or 23.7% to $2.7 billion from $3.6 billion reported at June 30, 2000, reflecting loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations, during the year ended June 30, 2001.

    Moreover, subsequent to June 30, 2001, the Company transferred to the purchasers or their designated servicers approximately $334.5 million of loans, which represented loans sold in whole loan sales during the June 2001 quarter and in the June 2001 securitization but subserviced by the Company at June 30, 2001 on an interim basis. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. See "Risk Factors." In general, the Company's loan servicing portfolio may be adversely affected by lower mortgage interest rates which could accelerate prepayment activity.

    The following table illustrates the mix of credit grades in the Company's servicing portfolio as of June 30, 2001 (dollars in thousands):

Credit Grade(1)	Dollar Amount of Loan	% of Total	Weighted Average Combined Initial Loan-to-Value	Weighted Average Interest Rate
A	$735,324	27%	78%	9.2%
A-	910,540	34	76%	9.7%
B	602,368	22	74%	10.3%
C	233,071	8	70%	11.3%
C-	70,688	3	66%	12.1%
D	153,126	6	62%	13.0%
Other(2)	11,883	0	66%	10.3%

Total	$2,717,000	100%	75%	10.1%

(1)
Loans underwritten under the "SNAP" Underwriting Program are assigned, for loan servicing purposes, a credit grade that the Company believes correlates to the credit grades in the "Traditional" underwriting program.

(2)
Consists of older loans that were not assigned a credit grade at origination.

    At June 30, 2001, of the Company's $2.7 billion servicing portfolio, 93.2% was serviced in-house compared to 92.6% of the Company's $3.6 billion servicing portfolio serviced in-house at June 30, 2000 and 89.2% of the Company's $3.8 billion servicing portfolio at June 30, 1999. The out-sourced servicing resulted from an arrangement with a loan servicing company entered into in fiscal 1999 whereby the servicing company purchased certain cumulative advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million ($184.0 million at June 30, 2001) in principal amount of loans.

    The agreements between the Company and the real estate mortgage investment conduit ("REMIC") or owner trusts established in connection with securitizations typically require the Company, in its role as servicer, to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related trusts. The agreements also require the Company to make certain servicing advances (e.g., for property taxes or hazard insurance) unless the Company determines that such advances would not be recoverable. Realized losses on the loans are paid out of the related credit loss estimates established by the Company at the time of securitization or paid out of principal and interest payments or overcollateralized amounts as applicable, and if necessary, from the related monoline insurance policy or the subordinated interests.

    In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company's failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquency (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and certain events of bankruptcy or insolvency. At June 30, 2001, the dollar volume of loans delinquent more than 90 days in ten of the Company's twenty-six REMIC trusts exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus six additional REMIC trusts have also exceeded certain loss limits. At June 30, 2001, the remaining principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $712.5 million, or 26.2% of the servicing portfolio. At June 30, 2001, the remaining principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $1.5 billion, or 53.8% of the servicing portfolio. In addition, under the Company's 1999 Securitization Trusts, the Company is appointed as a servicer on a term-to-term basis, and the monoline insurer has the right not to renew the term at any time. None of the servicing rights of the Company have been terminated. Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. Due to the $33.2 million net loss for the quarter ended March 31, 2001, the Company currently does not satisfy the net worth test, and as a result, the monoline insurer can terminate the Company as servicer. The monoline insurer has to date waived the Company's failure to satisfy the net worth test. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Our right to service loans may be terminated because of the high delinquencies and losses on the loans in our servicing portfolio." In the case of the Company's senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default generally relating to certain levels of loss experience, but not delinquency rates. No such events of default have occurred to date in the Company's senior/subordinated securitizations.

    The Company receives a servicing fee based on a percentage of the declining principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrower's monthly payments. In addition, the Company, as servicer, generally receives all late fees and assumption charges paid by the borrower on loans serviced directly by the Company, as well as other miscellaneous fees for performing various loan servicing functions. The Company also generally receives any prepayment fees paid by borrowers. Under arrangements entered into in fiscal 2000 and 1999 with an investment bank to reduce the Company's servicing advances, the Company's right to receive fees, charges and prepayment fees collected on loans in its securitization trusts has been subordinated to the right of the investment bank to such fees to repay advances previously made to those trusts. Under the Company's December 1999 Securitization Trusts, the Company's right to receive any prepayment penalties collected on loans in the trust has been subordinated to the right to such prepayment penalties as payment to trust as additional overcollateralization.

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

    As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower immediately after the due date of the next subsequently scheduled installment (five days after the initial due date for "C-" and "D" credit grades), providing 30 days' notice of impending foreclosure action. During the 30-day notice period, collection efforts continue and the Company evaluates various legal options and remedies to protect the value of the loan, including arranging for extended prepayment terms, accepting a deed-in-lieu of foreclosure, entering into a short sale (a sale for less than the outstanding principal amount) or commencing foreclosure proceedings. If no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, the Company will have commenced foreclosure proceedings when a loan is 45 to 100 days delinquent, depending upon credit grade, other credit considerations or borrower bankruptcy status.

    Servicing and collection practices change over time in accordance with, among other things, the Company's business judgment, changes in portfolio performance and applicable laws and regulations.

    The Company has historically experienced delinquency rates that are higher than those prevailing in its industry due to its origination of lower credit grade loans. The delinquency rate at June 30, 2001 was 13.0% compared to 13.6% at June 30, 2000. However, as the Company has not added new loans to the servicing portfolio since January 1, 2000 except for loans held for sale and loans subserviced on an interim basis, the seasoning of the portfolio without the addition of new loans might cause delinquency rates to rise.

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

    As an alternative to foreclosure, the Company may, under limited circumstances, arrange for a special repayment arrangement, forestall foreclosure to enable a borrower to sell the mortgaged property or accept the payoff of less than the full principal balance and accrued interest owing on a mortgage loan. The Company believes that such loss mitigation efforts reduce overall losses in loan liquidations. However, the loss on such mitigation efforts is realized earlier in the life of the mortgage loan.

    During the fiscal year ended June 30, 2001, losses on loan liquidations decreased to $91.8 million from $96.1 million in the prior year, primarily due to the decrease in the size of the Company's loan servicing portfolio. In addition, if the Company's loan servicing portfolio continues to decrease in size, the percentage of annualized losses to the average servicing portfolio could increase.

    Credit losses incurred by the Company on liquidations were disproportionately higher for correspondent loans purchased in bulk than experienced upon liquidations of loans originated in the Company's traditional retail and broker production channels. During the year ended June 30, 2001, approximately 41.8% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 24.5% of the Company's servicing portfolios when measured at July 1, 2000. The seasoning of the bulk purchased portfolio may continue to contribute disproportionately losses during the current fiscal year. Further, current market conditions and increased regulation of subprime mortgage lending have resulted in the tightening in underwriting guidelines in the secondary market and the exit of several large subprime home equity lenders from the marketplace. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. Management believes that continuance of these factors will contribute to the Company's losses on loan liquidations during the current fiscal year.

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

    The following table sets forth delinquency, foreclosure and loss information relating to the Company's servicing portfolio as of or for the periods indicated:

	At or During the Year Ended June 30,
	2001	2000	1999
	(dollars in thousands)
Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2)(3)(4)
One Month	1.7%	1.9%	2.4%
Two Months	0.7	0.8	1.0
Three or More Months
Not foreclosed(5)	8.9	9.0	10.3
Foreclosed(6)	1.7	1.9	2.0

Total	13.0%	13.6%	15.7%

Percentage of dollar amount of loans foreclosed during the period to servicing portfolio(4)(8)	3.0%	3.6%	2.9%
Number of loans foreclosed during the period	1,238	1,854	1,680
Principal amount of foreclosed loans during the period	$89,884	$135,629	$122,445
Number of loans liquidated during the period	2,479	2,749	1,518
Net losses on liquidations during the period(7)	$91,754	$96,119	$51,730
Percentage of annualized losses to servicing portfolio(4)(8)	3.0%	2.6%	1.2%
Servicing portfolio at period end	$2,717,000	$3,560,000	$3,841,000

(1)
Delinquent loans are loans for which more than one payment is past due.

(2)
The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company and any subservicers as of the end of the periods indicated.

(3)
At June 30, 2001, the dollar volume of loans delinquent more than 90 days in ten of the Company's twenty-six REMIC trust exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus six additional REMIC trusts have also exceeded certain loss limits. At June 30, 2001, the remaining principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $712.5 million, or 26.2% of the servicing portfolio. At June 30, 2001, the remaining principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $1.5 billion, or 53.8% of the servicing portfolio.

(4)
The servicing portfolio used in percentage calculations includes loans subserviced for others by the Company on an interim basis of $334.5 million, $280.2 million and $84.0 million at June 30, 2001, 2000, and 1999, respectively.

(5)
Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(6)
Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(7)
Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.

(8)
The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicer's during the related periods indicated.

Competition

    The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors in the industry include consumer finance companies, mortgage banking companies, investment banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, the current level of gains realized by the Company and its competitors on the sale of non-conforming loans could attract additional competitors into this market. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers and increase the price paid for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers with loans in its servicing portfolio to refinance their loans.

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

Regulation

    The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act ("RESPA") and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts.

    A significant portion of the Company's mortgage loans in its servicing portfolio are so-called "high cost mortgage loans" where the borrower is charged points and fees or interest rates above certain levels because of higher credit risk. Such high cost mortgage loans are subject to special disclosure requirements and certain substantive prohibitions under the Home Ownership and Equity Protection Act of 1994 and regulations thereunder, and certain state laws. The federal regulations governing high cost mortgage loans establish guidelines for determination of whether an individual loan is a high cost mortgage loan. Such guidelines may be interpreted differently by different lenders. Federal regulations on high cost mortgage loans make assignees of such mortgage loans liable for violations of the regulations. As a result of the increased regulation and scrutiny of high cost mortgage loans, the Company no longer originates high cost mortgage loans. In addition, there has been recent class action litigation and regulatory actions by certain state agencies against lenders for violations of high cost mortgage regulations. The Company has not to date been subject to any material class action litigation or regulatory action for violations of such high cost mortgage regulations.

    For a significant portion of the Company's mortgage loan production through its broker channel, the broker is paid a broker's fee by the borrower and also receives a form of compensation from the Company generally known as a "yield spread premium." There has been recent class action litigation against lenders, including two putative class action cases against the Company, alleging that the payment of a yield spread premium constitutes an illegal kickback or referral under RESPA. See "Item 3. Legal Proceedings."

    Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement action. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—If We are Unable to Comply with Mortgage Banking Rules and Regulations, Our Ability to Make Mortgage Loans May be Restricted."

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

Employees

    At June 30, 2001, the Company employed 1,500 persons. The Company has satisfactory relations with its employees.

Item 2. Properties

    The executive and administrative offices of the Company are located at 350 S. Grand Avenue, Los Angeles, California, and consist of approximately 178,000 square feet of which approximately 44,800 square feet are sublet. The Company is attempting to sublet additional space in these premises. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years 2001, 2000 and 1999—Expenses." The lease and the sublease on these premises extends through February 2012. The Company also leases approximately 39,000 square feet of office space at its former headquarters location at 3731 Wilshire Boulevard, Los Angeles, California. This space is used for retail telemarketing and Internet production related operations. This lease expires in December 2008. The administrative offices of the Company's Irvine office are located at 3347 Michelson Drive, Irvine, California, and consist of approximately 47,000 square feet. The lease on these premises extends through July 31, 2003.

    The Company also leases space for its traditional retail branch and broker regional offices. These facilities aggregate approximately 271,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between 2001 and 2006, and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

Item 3. Legal Proceedings

    The Company and certain of its subsidiaries are defendants in Fowler et. al. v. Aames Financial Corporation and Aames Funding Corporation, a putative class action filed on approximately May 11, 2001, in U.S. District Court of California, case 2:01cv04330. Plaintiff, a former loan executive, filed this putative class action on behalf of himself and current and former loan executives employed by the Company, and seeks certification of class, damages consisting of alleged unpaid overtime, statutory liquidated damages and waiting time penalties, attorneys' fees and costs, restitution, disgorgement of profits and injunctive relief. Plaintiff alleges that during his employment, he and other loan executives worked in excess of 8 hours per day or 40 hours per week, and he contends that the Company willfully failed to pay overtime in violation of the federal Fair Labor Standards Act and, with respect to loan executives employed in California, in violation of the California Labor Code and Business & Professional Code §17200, et seq. Aames filed an answer denying the claims and asserting various affirmative defenses on September 4, 2001. No trial date has been set.

    The Company and certain of its subsidiaries are defendants in Alvarez et. al. v. American General Finance, et. al (including One Stop Mortgage, Inc., Aames Funding Corp., d/b/a/ Aames Home Loan), a putative class action filed on approximately July 20, 2001, in U.S. District Court, Northern District, Eastern Div., Illinois, case No. 01C4648. Plaintiff, a former customer, filed this action on behalf of herself and all wholesale borrowers who paid a broker's fee and whose brokers also received a form of compensation from the Company generally known as a "yield spread premium." Plaintiff alleges that such yield spread premium payments constituted kickbacks and/or illegal referrals under RESPA. The complaint seeks certification of the class, unspecified compensatory and statutory damages, attorneys' fees and costs, disgorgement of profits and injunctive relief. The Company has been granted an open extension of time to respond, pending plaintiff's decision on the Company's request that plaintiff submit to arbitration pursuant to the terms of the loan documents. No trial date has been set.

    The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised their contention that the Company routinely "upcharges" third party fees and underdiscloses annual prepayment rates. On September 19, 2001, Plaintiffs amended their complaint to assert claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under RESPA. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. Aames' response to the amended complaint is due October 19, 2001. Trial has been set for February 26, 2002.

    The Company cannot predict the outcome of these matters. The Company intends to vigorously defend these actions; however, the Company believes that an unfavorable outcome of one or more of the above cases could have a material adverse effect on the Company's consolidated financial position and results of operations.

    The Company becomes involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In the opinion of the Company, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on its consolidated financial position and results of operations.

Item 4. Submission of Matters to Vote of Security Holders

    No matter was submitted during the fourth quarter of fiscal 2001 to a vote of the security holders of the Company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    In November 1995, the Company's common stock began trading under the symbol AAM on the NYSE. As previously reported, the Company received a notice from the New York Stock Exchange (the "NYSE") that the Company's common stock, par value $0.001 per share (the "Common Stock") did not meet the requirements for continued listing because the thirty day average trading price of the Common Stock was below $1.00 per share. After reviewing the Company's stock price performance, as well as other materials, the NYSE notified the Company that the Common Stock would remain listed until July 2, 2001, at which time the stock price performance would be measured for compliance with continued listing standards.

    On July 2, 2001, the NYSE acknowledged that the Company had met the stock price requirements of continued listing as of July 2, 2001. The NYSE also informed the Company that the Common Stock would continue to be listed on the NYSE; however, the Common Stock is subject to a follow-up period during which time the NYSE will continue to monitor the Company and, on November 2, 2001, the NYSE will again measure the stock price performance as of the thirty trading days ending November 2, 2001. In addition, if at any time before November 2, 2001, the NYSE determines that the Company has failed to meet any of the continuing listing standards, the NYSE will re-evaluate the continued listing of the Common Stock at that time and may take action including truncating the normal compliance procedures and beginning the initiation of suspension procedures. The closing price and the thirty day average closing price of the Common Stock as of September 26, 2001 was $0.90 and $1.11, respectively.

    There can be no assurance that the thirty trading day average closing price of the Common Stock will remain above $1.00 per share or that the Common Stock will not be suspended by the NYSE. If the Common Stock were suspended by the NYSE, it would seriously impair the ability of the holders of the Common Stock to trade their shares.

    The following table sets forth the range of high and low sale prices and per share cash dividends declared for the periods indicated.

	High	Low	Cash Dividend
Fiscal 2001*
First Quarter	$3.250	$0.500	—
Second Quarter	2.063	0.563	—
Third Quarter	1.940	0.813	—
Fourth Quarter	1.860	1.100	—
Fiscal 2000*
First Quarter	$9.063	$3.750	—
Second Quarter	7.500	3.080	—
Third Quarter	4.688	2.500	—
Fourth Quarter	3.125	0.813	—

*
As reported by Bloomberg

    As of September 20, 2001, the Company had 174 stockholders of record. No common share dividends were accrued or paid in the years ended June 30, 2001 and 2000. The Company accrued and subsequently paid an aggregate of $0.17 per common share in dividends for the fiscal year ended

June 30, 1999. The Board of Directors of the Company reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company's earnings and cash flows improved. Credit agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements or would otherwise cause a breach of a net worth or liquidity covenants. The Company's Indenture relating to its 9.125% Senior Notes due 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period (minus 100% of any deficit); (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994 (minus 100% of net losses for any fiscal year), plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994. Under the most restrictive of these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

Item 6. Selected Financial Data

    The selected consolidated financial data set forth below with respect to the Company for the five years ended June 30, 2001 have been derived from the audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included herein.

	Year Ended June 30,
	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue:
Gain on sale of loans	$73,435	$48,098	$44,855	$120,828	$135,421
Valuation (write-down) of residual interests and mortgage servicing rights	(33,600)	(82,490)	(194,551)	19,495	(18,950)
Origination fees	47,430	37,951	39,689	34,282	35,616
Loan servicing	14,989	15,654	23,329	10,634	14,096
Interest	86,477	94,569	70,525	81,250	48,348

Total revenue, including valuation (write-down) of residual interests and mortgage servicing rights	188,731	113,782	(16,153)	266,489	214,531
Total expense	217,366	232,785	261,996	213,683	205,071

Income (loss) before income taxes	(28,635)	(119,003)	(278,149)	52,806	9,460
Provision (benefit) for income taxes	1,889	3,369	(30,182)	25,243	7,982

Net income (loss)	$(30,524)	$(122,372)	$(247,967)	$27,563	$1,478

Net income (loss) per common share—diluted	$(7.11)	$(21.02)	$(40.31)	$4.36	$0.26

Weighted average number of common Shares outstanding (in thousands)—diluted	6,251	6,209	6,200	7,150	5,674

Cash dividends paid per common share	$—	$—	$0.17	$0.66	$0.65

Cash Flow Data:
Cash provided by (used in) operating activities	$7,985	$107,517	$(465,016)	$(49,661)	$(280,073)
Cash used in investing activities	(5,048)	(2,664)	(5,229)	(5,163)	(8,864)
Cash provided by (used in) financing activities	14,467	(115,438)	478,687	40,244	291,898
Net increase (decrease) in cash and cash equivalents	17,404	(10,585)	8,442	(14,580)	2,961
Other Data:
Loans originated or purchased:
Broker	$1,191,079	$1,262,900	$1,182,100	$1,101,200	$741,000
Retail	1,180,551	783,700	770,000	636,100	436,900
Correspondent	—	32,700	241,500	646,300	1,170,000

Total	$2,371,630	$2,079,300	$2,193,600	$2,383,600	$2,347,900

Loan dispositions:
Whole loans sold	$1,102,465	$1,419,199	$1,236,050	$416,390	$7,500
Loans pooled and sold in securitizations	1,231,464	803,557	649,999	2,034,300	2,262,700

Total	$2,333,929	$2,222,756	$1,886,049	$2,450,690	$2,270,200

Loans serviced at period end	$2,717,000	$3,560,000	$3,841,000	$4,147,000	$3,174,000
Weighted average points on retail loan originations(1)	4.0%	4.7%	4.8%	4.3%	4.9%
Weighted average interest rate(1)	10.3	10.2	9.8	10.1	10.6
Weighted average initial combined loan-to-value ratio(1)(2):
Retail loans	75	73	72	70	67
Broker network	79	78	76	75	71
Correspondent loans	—	81	80	79	71
At period end:
Number of retail branches	100	100	101	103	56
Number of regional broker offices	5	7	35	52	37
National Loan Center	1	1	—	—	—

	At June 30,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$27,583	$10,179	$20,764	$12,322	$26,902
Residual interests and mortgage servicing rights	244,383	303,302	353,255	522,632	360,892
Total assets	785,397	790,364	1,021,097	815,187	717,595

10.5% Senior Notes due February 2002	5,750	11,500	17,250	23,000	23,000
9.125% Senior Notes due November 2003	150,000	150,000	150,000	150,000	150,000
5.5% Convertible Subordinated Debentures due March 2006	113,970	113,970	113,970	113,990	113,990
Total long-term debt	269,720	275,470	281,220	286,990	286,990
Stockholder's equity	45,885	74,478	145,556	304,051	239,755

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The following discussion should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

Special Note Regarding Forward-looking Information

    This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, and (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Item 1. Business and Risk Factors." Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2002 and any current reports on Form 8-K filed by the Company.

Certain Accounting Considerations

    Accounting for Securitizations.  The Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales. The following discusses certain accounting considerations which arise only in the context of securitization transactions.

    In a securitization, the Company conveys loans that it has originated, and formerly purchased, to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis of the loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represents, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for loan losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and loss limits specified in the securitization agreements.

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

    Rate of Prepayment.  The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors including, but not limited to, a declining mortgage interest rate environment.

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

    The actual performance of the Company's residual interests as compared to the key assumptions and estimates used to evaluate their carrying value resulted in write-downs to the residual interests of $33.6 million and $77.5 million during the years ended June 30, 2001 and 2000, respectively.

    The Company previously disclosed that if actual credit losses exceeded its credit loss assumption, the Company would be required to take a charge to earnings to reflect a change in credit loss assumptions. In light of continued higher than expected losses on liquidations and based upon management's assessment of the aforementioned factors considered in developing its credit loss estimate, during the year ended June 30, 2001, the Company adjusted its cumulative loss estimate to 5.3% from 4.6% of the original balance of the mortgage loans in the securitization trusts in which the Company holds a residual interest. The change in the cumulative loss estimate assumption resulted in a $33.6 million write-down to the Company's residual assets during the year ended June 30, 2001. The Company closely monitors its residual interests, and should higher than expected credit losses continue, it will incorporate this factor into its normal quarterly evaluation of its residual interests.

    The $77.5 million write-down recorded during the year ended June 30, 2000 was comprised of unfavorable adjustments of $86.3 million taken in light of higher than expected credit loss experience and $12.3 million due to the effects of rising interest rates on excess spreads which were offset by a favorable $21.1 million adjustment due to actual prepayment rate trends compared to prepayment rate assumptions.

    The following table summarizes certain information about the securitization trusts at June 30, 2001 and 2000 (dollars in thousands):

	June 30,
	2001	2000
Aggregate principal balance of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	$1,998,650	$2,879,578
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	$1,795,278	$2,626,422
Weighted average coupon rates of:
Securitized loans	11.28%	11.29%
Pass-through certificates or bonds	6.14%	7.04%

    Certain historical data and key assumptions and estimates used by the Company in its June 30, 2001 and 2000 reviews of the residual interests were the following:

	June 30,
	2001	2000
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balance of securitized loans	29.9%	30.9%
Estimated annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	22.3% to 29.5%	22.3% to 29.5%
Adjustable rate loans	37.2% to 46.9%	36.7% to 46.3%
Estimated weighted average life of securitized loans	3.1 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	3.9%	2.6%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	1.4%	2.0%
Total actual and estimated credit losses, as a percentage of original principal balance of securitized loans	5.3%	4.6%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$368,479	$323,634
Discount rate	15.0%	15.0%

    To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, the Company considers current underlying indices, periodic interest rate caps, lifetime interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, the Company uses each certificates' specific spread over the one-month LIBOR.

    The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans, in each securitization trust, ranged from 2.1% to 9.0% at June 30, 2001 and ranged from 2.0% to 9.1% at June 30, 2000. Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights ("MSRs") assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of its MSR's. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type.

    The $188.6 million write-down recorded during the year ended June 30, 1999 was comprised of unfavorable adjustments of $62.1 million, $67.2 million and $64.5 million made to the rate of prepayment, credit loss and discount rate assumptions, respectively, offset by a positive valuation adjustment of $5.2 million. The following sections discuss the changes made to the Company's prepayment, credit loss and discount rate assumptions during the year ended June 30, 1999:

      Rate of Prepayment.  For the quarters up to and including September 30, 1998, prepayment rates used by the Company were held constant, i.e. flat, over the life of the pool. The estimates used by the Company for the quarters up to and including September 30, 1998 were flat prepayment rates ranging from 26% for fixed to 30.5% for adjustable and hybrid loan products. These rates represented a weighted average loan life of approximately 2.6 to 3.8 years. During the quarter ended December 31, 1998, the Company changed its estimate of prepayment rates from a flat prepayment rate to a vectored rate, which more closely approximates the performance of the securitized loans. The new vectored prepayment rates peak at approximately 29% for fixed and approximately 42% to 57% for adjustable rate loans. These revised prepayment rates resulted in a weighted average life of approximately 2.9 years. The impact of the change in prepayment speeds amounted to $62.1 million, which was included in the $188.6 million write-down recorded during the year ended June 30, 1999.

      Credit Losses.  For the quarters up to and including September 30, 1998, the Company used a prospective cumulative loan loss estimate of 1.4% of the balance of the loans in the securitization pools as an appropriate estimate to determine fair value. This estimate was developed through a review of the credit performance of securitized loans in the aggregate. In conjunction with its previous quarterly reviews of loss estimates, the Company considered the level of delinquency of securitized loans and the percentage of annualized losses to securitized loans in the aggregate. As market conditions deteriorated in the quarter ended December 31, 1998, the Company refined its estimate of credit losses by expanding the factors it considered in developing its credit loss estimates to include loss and delinquency information by channel, credit grade and product, and information available from other market participants such as investment bankers, credit providers and credit agencies. For the quarter ended December 31, 1998, the percentage of losses to average servicing portfolio amounted to 1.08%, a significant increase from the previous quarter's level of .80%. The Company had seen levels spike to .96% in the quarter ended June 30, 1998 but then subside to the .80% previously noted. This trend was in line with the Company's assumption that losses were being realized as the servicing portfolio was transferred in-house from sub-servicers. Management believes the increase in losses in the December 1998 quarter reflected general market conditions rather than the continuing effects of the transfer of servicing in-house. Publicly available information from investment banking firms and credit agencies began to indicate a market expectation that credit losses within the sub-prime home equity sector would rise. Those indications, in part, arose from the impact of the adverse market conditions on severely delinquent borrowers who, in a more favorable market, would have avoided default by refinancing with other lenders. With competition lessening and underwriting guidelines tightening, these borrowers were much more likely to default. Accordingly, the Company increased its prospective cumulative loan loss estimate to 2.7% of the balance of the loans in the securitization pools at December 31, 1998. The impact of the change in credit loss estimate amounted to $67.2 million, which was included in the $188.6 million valuation adjustment recorded during the year ended June 30, 1999.

      Discount Rate.  For the quarters up to and including September 30, 1998, the Company used the weighted average interest rates of the loans included in the pool as the best estimate available as an appropriate discount rate to determine fair value. As the market deteriorated in the quarter ended December 31, 1998, it became apparent that a change in discount rate would be required in order for the estimate of fair value to be consistent with market conditions. Since the quarter commencing with the quarter ended December 31, 1998, the Company has used a discount rate of 15% to reflect current market conditions and the appropriate rate of return given the inherent risk of the related asset. The impact of the change in discount rate amounted to $64.5 million, which was included in the $188.6 million valuation adjustment recorded during the year ended June 30, 1999.

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

Results of Operations—Fiscal Years 2001, 2000 and 1999

    The following table sets forth information regarding the components of the Company's revenue and expenses in fiscal 2001, 2000 and 1999:

	2001		2000		1999
	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Gain on sale of loans	$73,435	38.9%	$48,098	42.3%	$44,855	(277.7)%
Write-down of residual interests and mortgage servicing rights	(33,600)	(17.8)	(82,490)	(72.5)	(194,551)	1,204.4
Origination fees	47,430	25.1	37,951	33.4	39,689	(245.7)
Loan servicing	14,989	7.9	15,654	13.8	23,329	(144.4)
Interest	86,477	45.8	94,569	83.1	70,525	(436.6)

Total revenue, including write-down of residual interests and mortgage servicing rights	188,731	100.0	113,782	100.0	(16,153)	100.0

Expenses:
Personnel	98,404	52.1	93,239	81.9	80,167	(496.3)
Production	19,034	10.1	26,718	23.5	40,061	(248.0)
General and administrative	49,044	26.0	58,489	51.4	60,635	(375.4)
Interest	50,884	27.0	52,339	46.0	44,089	(272.9)
Provision for uncollectible receivables	—	0.0	2,000	1.8	37,044	(229.3)

Total expenses	217,366	115.2	232,785	204.6	261,996	(1,622.0)

Loss before income taxes	(28,635)	(15.2)	(119,003)	(104.6)	(278,149)	1,722.0
Provision (benefit) for income taxes	1,889	1.0	3,369	3.0	(30,182)	186.8

Net loss	$(30,524)	(16.2)%	$(122,372)	(107.6)%	$(247,967)	1,535.2%

Revenue

    General.  Total revenue during the year ended June 30, 2001 was $188.7 million, compared to $113.8 million during the year ended June 30, 2000 and $(16.2) million during the year ended June 30, 1999. Included in total revenue during the years ended June 30, 2001, 2000 and 1999 were write-downs of $33.6 million, $82.5 million and $194.6 million, respectively, to the Company's residual interests and mortgage servicing rights.

    Excluding the write-down of residual interests and mortgage servicing rights, total revenue during the year ended June 30, 2001 increased $26.1 million to $222.3 million from $196.3 million for the year ended June 30, 2000. The $26.1 million increase in total revenue was attributable primarily to increases in gain on sale of loans and origination fees, partially offset by declines in loan servicing revenue and interest income. Excluding the write-down of residual interests and mortgage servicing rights, total revenue during the year ended June 30, 2000 increased $17.9 million to $196.3 million from $178.4 million for the year ended June 30, 1999. The $17.9 million increase in total revenue is attributable primarily to an increase in gain on sale of loans and interest income, partially offset by declines in origination fees and loan servicing revenue.

    Gain on Sale of Loans.  Gain on sale of loans during the year ended June 30, 2001 was $73.4 million, an increase of $25.3 million, or 52.7%, from the $48.1 million reported during the year ended June 30, 2000. The increase in gain on sale of loans resulted primarily from higher gain on sale rates recognized by the Company in its securitization and whole loan sales for cash during the year ended June 30, 2001 when compared to the gain on sale rates recognized on its loan dispositions during the year ended June 30, 2000. To a lesser extent, the increase in gain on sale of loans during the year ended June 30, 2001 from the comparable period a year ago is due to the sale of mortgage servicing rights and the rights to prepayment fees and to the $111.2 million increase in loan dispositions during the year ended June 30, 2001 over the level of loan dispositions reported during the prior year. During the years ended June 30, 2001 and 2000, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. However, the mix in the composition of securitizations and whole loan sales for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow requirements. During the year ended June 30, 2001, $1.2 billion and $1.1 billion of mortgage loans were disposed in securitizations and whole loan sales, respectively, or 52.8% and 47.2% of the $2.3 billion of total loan dispositions during the period. In comparison, during the year ended June 30, 2000, mortgage loan dispositions in whole loan sales for cash were $1.4 billion and loans sold in securitizations were the $803.6 million, or 63.8% and 36.2%, respectively, of the $2.2 billion of total loan dispositions during the period. The higher reliance on whole loan sales for cash as a mortgage loan disposition strategy was due to the Company's focus on its liquidity levels during that period and its limited access to the securitization markets due to the negative cash aspects of securitization. As a result of the Residual Facility which became available in August 2000 the Company increased loan dispositions through securitizations by $427.9 million to $1.2 billion during the year ended June 30, 2001 from $803.6 million of mortgage loans sold in securitizations a year ago. Whole loan sales for cash declined by $316.7 million to $1.1 billion during the year ended June 30, 2001 from $1.4 billion during the year ended June 30, 2000. Gain on sale of loans during the year ended June 30, 2001 includes $15.7 million of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold to an unaffiliated independent mortgage servicing company relating to all of the mortgage loans in the Company's fiscal 2001 securitizations. The gain on sale rates realized by the Company on whole loan sales for cash were generally higher during the year ended June 30, 2001 compared to gain rates on whole loan sales for cash during the year ended June 30, 2000 due to a combination of pricing and underwriting changes made by the Company and generally better conditions in the whole loan markets during fiscal 2001 when compared to the market conditions existing during fiscal 2000. During the year ended June 30, 2001, the Company, as it has from to time to time, entered into forward interest rate swap agreements to hedge interest rate exposure to fixed rate mortgage loans in its inventory and pipeline in anticipation of closing securitizations during the year. Gain on sale of loans during the year ended June 30, 2001 is net of $6.0 million of derivative losses. There were no derivative transactions in place at or during the year ended June 30, 2000. Of the $73.4 million in gain on sale of loans during the year ended June 30, 2001, $45.1 million was attributable to residual sales for cash to CZI under the Residual Facility. Gain on sale of loans during the year ended June 30, 2001 is net of $1.9 million of amortized expenses related to the Residual Facility, of which $1.7 million related to amortization of the facility fee paid to CZI. As the Residual Facility was made available to the Company in August 2000, gain on sale of loans during fiscal 2000 has no similar activity.

    Gain on sale of loans during the year ended June 30, 2000 was $48.1 million, an increase of $3.2 million, or 7.2%, from the $44.9 million reported during the year ended June 30, 1999. The increase in gain on sale of loans during the year end June 30, 2000 over the year ended June 30, 1999 was due to increases in the volume of loans sold in whole loan sales and securitizations, and higher gains on whole loan sales in fiscal 2000 compared to fiscal 1999, partially offset by lower gains recorded on securitizations during the year ended June 30, 2000. During the year ended June 30, 2000, the Company disposed of $1.4 billion and $803.6 million of loans in whole loan sales and securitizations, respectively, compared to $1.2 billion of loans in whole loan sales for cash and $650.0 million of loan dispositions in the form of securitizations for the year ended June 30, 1999. Gain on sale of loans in securitizations during the year ended June 30, 2000 were lower than historical gains due to, among other things, market conditions at the time of the securitizations, higher margins paid by the Company on the certificates issued by the securitization trusts and the Company's adoption of revised gain rate assumptions during the second half of the year ended June 30, 1999. However, the gain on sale recognized on whole loan sales during the year ended June 30, 2000 were generally higher than the gains recognized during the year ended June 30, 1999 due primarily to improved market conditions during fiscal 2000, changes in loan product mix and loan pricing and, to a lesser extent, to the volume of whole loans sold during the year ended June 30, 2000 over that during fiscal 1999. Additionally, gain on sale of loans during the year ended June 30, 1999 was negatively impacted by conditions imposed by whole loan buyers due to the onset of adverse market conditions in October 1998 and the Company's limited warehouse capacity which necessitated the expeditious sale of loans. As previously reported, gain on sale during the year ended June 30, 1999 was adversely effected by a $13.5 million hedge loss.

    Origination Fees.  Origination fee revenue is primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company. Origination fee revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Deferred origination fee revenue recognized during the period is attributable to the mix in the composition of mortgage loans being either securitized or sold in whole loan sales in excess of the mortgage loans originated during the same periods. The recognition or deferral of deferred origination fee revenue during a period coincides with the recognition or deferral of deferred compensation expense during the same period. See "Expenses—Compensation."

    Origination fee revenue during the year ended June 30, 2001 was $47.4 million as compared to $38.0 million and $39.7 million during the years ended June 30, 2000 and 1999. Excluding the effects of the recognition or deferral of deferred origination fee income, origination fee revenue was $47.5 million, $36.7 million and $41.5 million during the years ended June 30, 2001, 2000 and 1999, respectively. The increase in origination fee revenue during the year ended June 30, 2001 over a year ago is attributable primarily to increase in retail production during fiscal 2001, partially offset by a decrease in points and fees charged per loan due to the Company's focus on higher credit quality borrowers and a reduction in points and fees charged by the Company in certain states and for certain loan products in response to recent regulatory changes. The decrease in origination fee revenue during the year ended June 30, 2000 from the year ended June 30, 1999 was primarily attributable to changes in the Company's pricing strategies which placed a higher emphasis on coupon rates rather than points charged at origination and a focus on higher credit-quality borrowers. The weighted average points charged by the Company during the years ended June 30, 2001, 2000 and 1999 were 4.0%, 4.7% and 4.8%, respectively. The Company expects weighted average points charged to decline further in fiscal 2002 as the Company expects to continue to reduce points and fees charged in certain states in response to pending legislation and regulation restricting points and fees in numerous states.

    Loan Servicing.  Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company, and servicing fees earned on securitized pools, reduced by subservicing costs and amortization of the Company's MSR's. See "—Certain Accounting Considerations." Loan servicing revenue during the year ended June 30, 2001 was $15.0 million as compared to $15.7 million and $23.3 million during the years ended June 30, 2000 and 1999, respectively.

    The $0.7 million decrease in loan servicing revenue during the year ended June 30, 2001 from a year ago was due primarily to declines in servicing, late and prepayment fees aggregating $5.5 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $4.7 million. The declines in servicing, late and prepayment fees in fiscal 2001 are due to the $843.0 million decrease in the size of the servicing portfolio at June 30, 2001 compared to June 30, 2000, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2001 were $4.5 million, down $1.8 million from the $6.3 million of such expenses during the year ended June 30, 2000. During the year ended June 30, 2000, the Company entered into arrangements with an investment bank pursuant to which the investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its 1999 securitization trusts. During the fourth quarter of the year ended June 30, 1999, the Company entered into two arrangements designed to reduce its servicing advance obligations. In the first arrangement, a loan servicing company purchased certain servicing related advances and agreed to make future servicing related advances with respect to an aggregate $388.0 million ($184.0 million at June 30, 2001) in principal amount of loans. In the second arrangement, an investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations on its pre-1999 securitization trusts. The $7.7 million decrease in loan servicing revenue during the year ended June 30, 2000 from the year ended June 30, 1999 was due primarily to expenses incurred due to these arrangements during the year ended June 30, 2000 that were not in place during the entire year ended June 30, 1999. Subservicing expenses and related resolution, set-up and reperformance expenses associated with these arrangements during the year ended June 30, 2000 were $6.3 million, an increase of $5.7 million from the $623,000 of similar expenses incurred during the year ended June 30, 1999.

    The Company has generally not added any new loans to the servicing portfolio (excluding loans subserviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's loan servicing portfolio at June 30, 2001 decreased $843.0 million, or 23.7% to $2.7 billion from $3.6 billion reported at June 30, 2000, reflecting loan servicing portfolio runoff during the period. Moreover, subsequent to June 30, 2001, the Company transferred to the purchasers or their designated servicers the approximately $334.5 million of loans, which represented loans sold in whole loan sales during the June 2001 quarter and in the June 2001 securitization but subserviced by the Company at June 30, 2001 on an interim basis. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. See "Risk Factors." Future loan servicing revenue will be negatively impacted by continuing declines in the size of the loan servicing portfolio, and in prepayment fees due to the aging of loans in the portfolio past the term of any prepayment penalties on loans, and by the costs associated with the arrangements the Company entered into to reduce servicing advances on securitization trusts. See "Item 1. Business—Loan Servicing."

    Interest.  Interest income includes interest on loans held for sale, accretion income associated with the Company's residual interests and, to a lesser extent, interest on short-term overnight investments. Interest income was $86.5 million during the year ended June 30, 2001, compared to $94.6 million reported during the year ended June 30, 2000 and $70.5 million reported during the year ended June 30, 1999. Interest income decreased $8.1 million, or 8.6% during the year ended June 30, 2001 from the prior year due primarily to lower accretion on lower average residual interest, partially offset by an increase in interest income earned on loans held for sale resulting from higher weighted average interest rates on higher average outstanding balances of loans held for sale during fiscal 2001 when compared to such rates and balances during fiscal 2000. Interest income increased $24.0 million, or 34.1% during the year ended June 30, 2000 over the year ended June 30, 1999 due primarily to higher accretion on higher average balances of the Company's residual interests and through the use of a higher discount rate during all of fiscal 2000; whereas, during fiscal 1999, the Company's change in the interest rate used to discount residual interest asset cashflows affected only the second half of that fiscal year. To a lesser extent, interest income increased during the year ended June 30, 2000 over the year ended June 30, 1999 due to higher weighted average interest rates on higher outstanding balances of loans held for sale during fiscal 2000 when compared to such rates and balances during fiscal 1999.

Expenses

    Personnel.  Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes incentives that are generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the year ended June 30, 2001 increased $5.2 million, or 5.5%, to $98.4 million from $93.2 million during the year ended June 30, 2000. Personnel expense for the years ended June 30, 2001 and 2000 includes $0.2 million and $2.2 million of recognized deferred direct compensation costs associated with loans originated in prior periods that were disposed of in either whole loan sales or securitizations during the years then ended. Personnel expense during the year ended June 30, 2000 also includes $4.0 million of nonrecurring severance costs. Net of the effects of the recognition or deferral of direct compensatory costs, personnel expense during the years ended June 30, 2001 increased $7.1 million to $98.2 million during the year ended June 30, 2001 from $91.1 million during the year ended June 30, 2000. This increase is comprised primarily of $4.2 million of incentive compensation to retail and broker executives relative to the $292.3 million increase in retail and broker production during fiscal 2001 over a year ago, and to a lesser extent, to $1.7 million of bonus compensation awarded to other senior management and $1.4 million of increased payroll taxes, medical and other benefit costs during the year ended June 30, 2001 over levels from a year ago.

    Personnel expense during the year ended June 30, 2000 increased $13.1 million, or 16.3%, to $93.2 million from $80.2 million during the year ended June 30, 1999. Personnel expense during the year ended June 30, 1999 excludes $6.5 million of direct compensation expense associated with loans produced during fiscal 1999 which were deferred to future periods pending disposition of the loans in either whole loan sales or securitizations. Excluding the effects of the recognition or deferral of direct compensatory costs, compensation expense during the year ended June 30, 2000 increased $4.4 million to $91.1 million from $86.6 million during the year ended June 30, 1999. This increase is attributable primarily to the aforementioned nonrecurring severance costs, incentives paid to retail loan production employees and, to a lesser extent, other incentive and bonus awards and the hiring of certain employees during the year ended June 30, 2000.

    Production.  Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees decreased $7.7 million, or 28.8%, to $19.0 million during the year ended June 30, 2001 from $26.7 million during the year ended June 30, 2000. The decrease in production expense during the year ended June 30, 2001 from a year ago is due primarily to continued cost containment efforts in reducing advertising expense through refinement of the Company's decentralized marketing approach in its retail loan office network and reductions in travel and entertainment, partially offset by increases in appraisal and credit investigation expenses.

    Production expense decreased $13.3 million, or 33.3%, to $26.7 million during the year ended June 30, 2000 from $40.1 million during the year ended June 30, 1999. The decrease during the year ended June 30, 2000 from the year ended June 30, 1999 is due primarily to the Company's cost reduction efforts, which included reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies through the adoption of the decentralized marketing approach in its retail loan office network. Additionally, during the first half of fiscal 2000, in an effort to further reduce production costs, the Company commenced the practice of having prospective borrowers pay for appraisal costs prior to the incurrence of the appraisal expense during the loan origination process whenever possible. Prior thereto, the Company did not charge customers for appraisals unless and until their loans closed, and absorbed as a production expense appraisal costs incurred for loan applications where the prospective applicants' loans were not closed and funded.

    Production expense expressed as a percentage of total loan origination volume for the year ended June 30, 2001, 2000 and 1999 was 0.80%, 1.3% and 1.8%, respectively. The decrease in the percentage during the year ended June 30, 2001 from the percentage during the year ended June 30, 2000 is attributable to the 28.8% decrease in production expense combined with the $292.3 million, or 14.1% increase in total loan production during the year ended June 30, 2001 over the origination volume reported for the year ended June 30, 2000. The decrease in the percentage during the year ended June 30, 2000 from the percentage during the year ended June 30, 1999 is attributable to the 33.3% decrease in production expense partially offset by the $114.3 million, or 5.2%, decrease in total loan production during the year ended June 30, 2000 from the origination volume reported for the year ended June 30, 1999.

    General and Administrative.  General and administrative expense decreased $9.4 million, or 16.2%, to $49.0 million during the year ended June 30, 2001 from $58.5 million during the year ended June 30, 2000. General and administrative expense decreased $2.1 million, or 3.5%, during the year ended June 30, 2000 from the year ended June 30, 1999. The decrease in the general and administrative expenses during the year ended June 30, 2001 from the year ended June 30, 2000 were primarily due to declines in professional, legal, communication and occupancy expenses. General and administrative expense during the year ended June 30, 2000 includes fees for outside professional advisors on specific operational projects, primarily to support the two servicing advance facilities the Company put into place to reduce its servicing advance obligations and miscellaneous operational charges taken by the Company. General and administrative expense decreased to $58.5 million during the year ended June 30, 2000, from $60.6 million during the year ended June 30, 1999, due to declines in legal, communication and miscellaneous expenses.

    On January 31, 2001, the Company entered into a sublease involving approximately 44,800 rentable square feet at its headquarters office located at 350 South Grand Avenue, Los Angeles, California. The sublease will result in a $600,000 reduction to the Company's annual occupancy expense. In accounting for the sublease transaction, the Company charged income for the differential between the present values of lease payments payable under the master lease and the lease payments receivable under the sublease. The Company also charged income for the unamortized portion of the leasehold improvements that were abandoned and expenses associated with the transaction. Additionally, the Company reversed certain accruals and deferred credits applicable to the sublet space. Consequently, there was no net charge to earnings as a consequence of this sublease transaction. The Company was required by the terms of the sublease to pledge approximately $1.9 million in the form of a cash deposit to guarantee the differential between the present values of the master lease payment streams and the sublease receivable streams. The cash deposit is refundable to the Company over the term of the sublease if no performance default occurs.

    As part of the Company's on-going cost savings program, the Company is evaluating other subleasing opportunities for space it currently occupies that is subject to operating leases. If the Company agrees to sublease such space at lease rates significantly less than existing base lease terms, or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant charge to earnings.

    Interest.  Interest expense declined $1.5 million to $50.9 million during the year ended June 30, 2001 from $52.3 million during the year ended June 30, 2000 which, in turn, was an increase of $8.2 million over the $44.1 million of interest expense reported during the year ended June 30, 1999. The decrease in interest expense during the year ended June 30, 2001 from levels reported a year ago resulted primarily from lower interest rates associated with the Company's revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings under the facilities during fiscal 2001 when compared to average borrowings during fiscal 2000. The Company's revolving warehouse and repurchase agreements bear interest rates that are indexed to one-month LIBOR which, during the year ended June 30, 2001, declined from levels during the year ended June 30, 2000. The increase in interest expense during the year ended June 30, 2000 over the year ended June 30, 1999 resulted primarily from increased average borrowings at higher interest rates under revolving warehouse and repurchase facilities used to fund the origination and purchase of mortgage loans prior to their securitization or sale in the secondary markets. While the Company's interest costs on its revolving warehouse and repurchase facilities trended down during the year ended June 30, 2001 from a year ago, interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund increased production volumes.

    Provision for Uncollectible Receivables.  During the fiscal years ended June 30, 2000 and 1999, the Company recorded provisions of $2.0 million and $37.0 million related to the Company's advances which are recorded as accounts receivable on the Company's consolidated balance sheet. As previously reported, these advances relate to payments made by the Company to the securitization trusts for which it acts as servicer. As servicer of the loans it securitizes, the Company is obligated to advance, or "loan," to the trusts delinquent interest. In addition, as servicer, the Company advances to the securitization trusts foreclosure-related expenses and certain tax and insurance remittances relating to loans in securitized trusts. The Company, as servicer, is then entitled to recover these advances from regular monthly cash flows from the trusts, including monthly payments, pay-offs and liquidation proceeds on the related loan. Until recovered, the Company records the cumulative advances as accounts receivable on its consolidated balance sheet. In early fiscal 1999, the Company began to explore ways to reduce the cash burden of its advance obligations through various financing techniques. At the same time, the Company determined that certain amounts recorded as accounts receivable associated with the Company's securitization trusts were not recoverable from the securitization trusts' monthly cash flows. As a result, accounts receivable were written-down by $37.0 million. During the year ended June 30, 2000, the Company reviewed its accounts receivable consisting of advances made by the Company in connection with its securitized trusts and adjusted such receivables to reflect their collectibility which resulted in a write-down of $2.0 million.

    Income Taxes.  During the years ended June 30, 2001, 2000 and 1999, the Company recorded an income tax provision (benefit) of $1.9 million, $3.4 million and $(30.2) million, respectively, which reflect effective tax rates of 6.2%, 2.8% and (10.9%), respectively. The provisions for income taxes during the years ended June 30, 2001 and 2000 are related primarily to estimated taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, other miscellaneous state taxes. The benefit for income taxes recorded during the year ended June 30, 1999 was due to the net operating loss incurred during that year and is net of tax valuation adjustments recorded to account for estimated nonrealizable deferred tax assets. The investment in the Company by Capital Z in fiscal 1999 resulted in a change in control for income tax purposes, thereby limiting the Company's ability to use future net operating loss carryforwards and certain other future deductions.

Financial Condition

    Loans Held for Sale.  The Company's portfolio of loans held for sale increased to $417.2 million at June 30, 2001 from $398.9 million at June 30, 2000. The increase is attributable to the Company's

$2.4 billion of loan production exceeding its $1.2 billion of securitizations and $1.1 billion of whole loan sales in the secondary market during the year ended June 30, 2001.

    Accounts Receivable.  Accounts receivable are comprised of servicing related advances; servicing and late fees; amounts due from CZI under the Residual Facility; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. Accounts receivable increased $18.3 million to $71.1 million at June 30, 2001 from $52.7 million at June 30, 2000. The increase is primarily attributable to a $19.7 million increase in servicing related advances, and increases of $4.8 million and $1.0 million in amounts due from CZI and in accrued interest receivable and other receivables, respectively, partially offset by declines of $6.0 million and $1.2 million in cash due from the securitization trusts and servicing and late fees receivable, respectively.

    The $19.7 million increase in servicing advances at June 30, 2001 from June 30, 2000 is comprised of $55.1 million of servicing related advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $25.4 million of recoveries of such advances and net of a $10.0 million sale of servicing advances at par for cash to an investment bank during the year ended June 30, 2001. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. At June 30, 2001, the Company was owed $4.8 million by CZI under the Residual Facility related to the Company's sale for cash to CZI of the residual interest created in the June 2001 securitization. The Residual Facility was not in place at June 30, 2000. Subsequent to June 30, 2001, the $4.8 million was received in full. The increase in accrued interest and other receivables at June 30, 2001 from June 30, 2000 resulted primarily from interest accruals on higher average balances of loans held for sale at June 30, 2001 over such balances a year ago and, to a lesser extent, from increased settlement balances due from counterparties to mortgage loan disposition transactions at June 30, 2001 when compared to such balances a year ago. The decline in cash due from the securitized trusts at June 30, 2001 from June 30, 2000 is attributable to the timing and amount of cash expected to be released to the Company from the securitization trusts at June 30, 2001 when compared to timing and amounts of cash expected to be released at June 30, 2000. The decline in servicing and late fees receivable at June 30, 2001 from June 30, 2000 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its servicing portfolio to $2.7 billion at June 30, 2001 from the $3.6 billion servicing portfolio balance at June 30, 2000.

    Residual Interests.  Residual interests decreased $53.1 million to $237.8 million at June 30, 2001 from $291.0 million at June 30, 2000, reflecting the $33.6 million residual interest write-down and $60.5 million of cash received from the securitization trusts, partially offset by $41.0 million of residual interest accretion during the year ended June 30, 2001. During the year ended June 30, 2001, the Company did not retain any residual interests in the $1.2 billion of securitizations it consummated, having sold such residual interests to CZI for cash under the Residual Facility.

    Mortgage Servicing Rights, net.  Mortgage servicing rights, net, decreased to $6.5 million at June 30, 2001 from $12.3 million at June 30, 2000 reflecting amortization of $5.8 million of mortgage servicing rights during the year ended June 30, 2001. During the year ended June 30, 2001, the Company did not capitalize any mortgage servicing rights. The Company sold for cash the servicing rights on the mortgage loans in the $1.2 billion of securitizations which closed during the year ended June 30, 2001. All of the Company's $1.1 billion of loans sold in whole loan sales for cash during the year ended June 30, 2001 were sold with servicing released.

    Equipment and Improvements, net.  Equipment and improvements, net, increased to $11.1 million at June 30, 2001 from $10.5 million at June 30, 2000 due primarily to equipment acquisitions, principally technology related, outpacing depreciation and amortization and, to a lesser extent, sales and abandonments during the year ended June 30, 2001.

    Prepaid and Other Assets.  Prepaid and other assets decreased to $14.1 million at June 30, 2001 from $14.7 million at June 30, 2000, primarily reflecting amortization during the year ended June 30, 2001, outpacing the capitalization of eligible expenses incurred for financing and other arrangements entered into by the Company during the year ended June 30, 2001. At June 30, 2001, prepaid and other assets included $1.4 of remaining unamortized costs relating the Residual Facility, of which $1.3 million related to the remaining unamortized facility fee paid by the Company to CZI.

    Borrowings.  Amounts outstanding under borrowings at June 30, 2001 decreased to $269.7 million from $275.5 million and reflects the Company's $5.8 million scheduled sinking fund payment on its 10.5% Senior Notes due 2002 during the fiscal year ended June 30, 2001.

    Revolving Warehouse and Repurchase Facilities.  Amounts outstanding under revolving warehouse and repurchase facilities increased to $393.3 million at June 30, 2001 from $375.0 million at June 30, 2000, primarily due to the increase in loans held for sale resulting from the Company's loan production during the year ended June 30, 2001, partially offset by the Company's whole loan sales and securitizations during the same period. At June 30, 2001 and June 30, 2000, the Company was holding loans held for sale in anticipation of consummating a securitization and whole loan sales during the respective subsequent September quarters. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

    Income Taxes Payable. At both June 30, 2001 and 2000, the Company had approximately $2.0 million of taxes currently payable. The Company's gross deferred tax liabilities increased by $0.6 million to $16.6 million at June 30, 2001 from $16.0 million at June 30, 2000 due to the change in the tax effects of temporary differences relating to state taxes. The Company's gross deferred tax assets increased approximately $13.2 million at June 30, 2001 to $160.6 million from $147.4 million at June 30, 2000, primarily due to a $14.4 million increase in temporary differences relating to nonrecognized net operating losses partially offset by a $1.2 million decline in the tax versus financial statement recognition of income and expense related to residual interests. The Company's tax valuation allowance increased to $150.2 million at June 30, 2001 from $137.8 million at June 30, 2000 due to the increase in the Company's deferred tax assets. At June 30, 2001 and 2000, it was the Company's belief, based upon available evidence, that it was not more likely than not that its deferred tax assets would be realized. During the year ended June 30, 2000, the Company received $1.7 million of tax refunds receivable at June 30, 1999.

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

    The Company's primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) the securitization and sale of mortgage loans and related servicing rights, (iii) sales of residual interests under the Residual Facility and (iv) the monetization of the Company's servicing advances. The Company historically had access to working capital financing facilities and the issuance of debt and equity securities, to finance its operating cash requirements; however, due to the Company's operating performance in the three most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future. See "—Risk Factors—If we are unable to maintain adequate financing sources or outside sources of cash are not sufficient, our earnings and financial position will suffer and jeopardize our ability to operate as a going concern."

    Warehouse and Repurchase Facilities.  The Company generally relies on revolving warehouse and repurchase facilities to originate and purchase mortgage loans and hold them prior to securitization or sale. At June 30, 2001, the Company had committed revolving warehouse and repurchase facilities in the amount of $790.3 million (excluding $9.7 million outstanding on a $35.0 million non-revolving subline described more fully below). At June 30, 2001, amounts outstanding under the Company's revolving warehouse and repurchase agreements were $393.3 million. As previously reported, on January 24, 2001, the Company renewed an existing $200.0 million revolving warehouse facility and increased the capacity under the facility to $300.0 million. Included in this facility's renewal was a $40.0 million subline that provides for the funding of mortgage loans at closing. Of the $800.0 million of committed revolving warehouse and repurchase facilities currently available to the Company at June 30, 2001, $300.0 million, $300.0 million and $200.0 million expire on October 26, 2001, January 23, 2002, and June 30, 2002, respectively.

    Certain of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

    All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. Due to the $33.2 million net loss during the quarter ended March 31, 2001, the Company failed to meet certain financial covenants under its revolving warehouse and repurchase facilities at March 31, 2001, April 30, 2001 and May 31, 2001. However, the Company successfully sought and obtained amendments to these financial covenants from its warehouse and repurchase lenders to bring itself into compliance at March 31, 2001 and during the three months ended June 30, 2001. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

    Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. Due to the $33.2 million net loss for the quarter ended March 31, 2001, the Company currently does not satisfy the net worth test, and as a result, the monoline insurer can terminate the Company as servicer. The monoline insurer has to date waived the Company's failure to satisfy the net worth test.

    Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Funded warehouse indebtedness is generally not included in the indebtedness limitations. Securitization obligations are generally not included in the indebtedness limitations. The Company is currently restricted from incurring additional indebtedness as defined in the Indenture. The Company's revolving repurchase and warehouse facilities also contain limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of assets allocable to post-September 1996 securitizations which the Company may pledge to secure debt is limited by the Indenture to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million. Because of the recent financial performance of the Company and the Company's sale of its residual interests created in its 2001 securitization, the Company does not anticipate having additional residual interests available to finance in the near term. This could restrict the Company's ability to borrow to provide working capital as needed in the future.

    The Securitization and Sale of Mortgage Loans.  The Company's ability to sell loans originated by it in the secondary market through securitization and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination operations. See "Risk Factors—An interruption or reduction in the securitization and whole loan market would hurt our financial performance."

    The Company securitized $1.2 billion of loans held for sale during the year ended June 30, 2001 compared to $803.6 million and $650.0 million of loans during the years ended June 30, 2000 and 1999, respectively. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations—Revenue." The gain on sale recognized on securitizations during the year ended June 30, 2001 was higher than gains during the year ended June 30, 2000 due primarily to improved market conditions at the time of the securitizations. See "Certain Accounting Considerations—Accounting for Securitizations." In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At June 30, 2001, the Company was required to maintain overcollateralization amounts of $343.9 million, of which $203.4 million was maintained. The remaining $140.5 million is required to be added to the overcollateralization amounts from future spread income from the loans in the securitization trusts. Of the $343.9 million of overcollateralization amounts required at June 30, 2001, $60.3 million is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts.

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

    Residual Forward Sale Facility.  On August 31, 2000, the Company entered into the Residual Facility with CZI, an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million amount of the Residual Facility, or (iii) a termination event, as defined in the Residual Facility. The Company believes that the Residual Facility has strengthened its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitizations and by providing another source of cash to the Company through periodically converting residual interests into cash.

    During the year ended June 30, 2001, the Company sold $45.1 million of residual interests to CZI pursuant to the Residual Facility for cash. At June 30, 2001, the remaining amount available under the Residual Facility was approximately $29.9 million. It is the Company's expectation to periodically sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis. There can be no assurance that the Residual Facility will be renewed beyond its expiration.

    Monetization of Servicing Advances.  In January 2001, February 2000 and June 1999, in order to reduce its servicing advance obligations, the Company entered into arrangements with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its securitization trusts. In the future, the Company may enter into similar arrangements as a means to further reduce its servicing advance obligations and to monetize then existing servicing advance receivables. In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization trusts, pursuant to which the loan servicing company assumed the obligations to make all future advances on those two trusts.

    Working Capital Financing Facilities.  On February 11, 2000, the Company secured and drew down a $35.0 million non-revolving subline (outstanding balance at June 30, 2001 was $9.7 million) to a warehouse facility secured by certain of its residual interests and certain other collateral to provide working capital. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline for which the Company paid Capital Z a $1.0 million fee.

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

    The Company has filed a registration statement with the SEC to distribute to the holders of the Company's Common Stock and Series C Convertible Preferred Stock, in the form of a dividend of nontransferable subscription rights, to purchase shares of Series D Convertible Preferred Stock for $0.85 per share. The number of shares offered in the Rights Offering to Nonaffiliated Stockholders will be approximately 19.8 million shares of Series D Convertible Preferred Stock. The registration statement has not been declared effective by the SEC. The Company has not commenced a distribution of any such rights. The Company is reviewing the proposed rights offering and may or may not go forward with the rights offering.

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

    In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At June 30, 2001, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

    The Company had cash and cash equivalents of approximately $27.6 million at June 30, 2001. See "—Risk Factors—If we are unable to maintain adequate financing sources or outside sources of cash are not sufficient, our ability to make and service loans will be impaired and our revenues will suffer."

    If the Company's access to warehouse lines, working capital or the securitization or whole loan markets is restricted, the Company may have to seek additional equity. There can be no assurance that sufficient sources of liquidity will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and sell. This would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

Risk Management

    During the year ended June 30, 2001, the Company, as it has from time to time, entered into agreements to hedge economic exposure to its fixed rates loans held for sale. At June 30, 2001, the Company had $25.0 million of forward interest rate swap agreements in place to mitigate interest rate exposure to its inventory and pipeline of fixed rate loans held for sale. Included in gain on sale of loans during the year ended June 30, 2001 are charges of $6.0 million resulting from the Company's mark to the estimated fair value of interest rate swap agreements. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap agreements or charges to earnings on future derivative contracts into which the Company may enter. At June 30, 2000 and 1999, the Company had no derivative transactions in place.

Financial Instruments and Off-Balance Sheet Activities

    Sale of Loans—Securitizations and Whole Loan Sales—Interest Rate Risk.  The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, the Company mitigates exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

    The following table illustrates certain information about the Company's rate sensitive assets and liabilities at June 30, 2001 and 2000:

June 30, 2001	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rate mortgage loans	$23,981	$32,478	$25,093	$19,031	$13,848	$32,138	$146,569	$149,670
Weighted average rate	9.72%	9.72%	9.72%	9.72%	9.72%	9.72%	9.72%
Variable rate mortgage loans	$38,292	$79,126	$52,642	$38,404	$22,962	$38,294	$270,595	$277,957
Weighted average rate	9.88%	9.95%	10.47%	10.75%	10.74%	10.69%	10.34%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$5,750	$—	$150,000	$—	$113,970	$—	$269,720	$118,354
Weighted average rate	7.62%	7.56%	5.5%	5.5%	5.50%	—	7.62%
Variable rate	$393,301	$—	$—	$—	$—	$—	$393,301	$393,301
Weighted average rate	5.02%	—	—	—	—	—	5.02%

    During the year ended June 30, 2001, certain interest rates generally declined from levels existing during the year ended June 30, 2000. At June 30, 2001, the Company's rate sensitive assets, primarily fixed and variable rate mortgage loans held for sale, reflect these lower rates when compared to interest rates applicable to such mortgate loans held at June 30, 2000. The Company's variable rate borrowings, which are comprised of revolving warehouse and repurchase facilities, are indexed to the one-month LIBOR. At June 30, 2001, the one-month LIBOR was 3.86%, a 278 basis point decline from the 6.64% one-month LIBOR at June 30, 2000. The weighted average interest rate on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2001 declined to 4.99% from 8.17% at June 30, 2000. During the year ended June 30, 2001, interest expense on the Company's revolving warehouse and repurchase facilities declined from interest expense incurred during the year ended June 30, 2000 due to the decline in the one-month LIBOR and to reductions in pricing imposed by certain of its lenders.

June 30, 2000	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rate mortgage loans	$25,016	$36,144	$28,449	$20,152	$14,030	$31,789	$155,580	$162,780
Weighted average rate	10.79%	10.79%	10.79%	10.79%	10.79%	10.79%	10.79%
Variable rate mortgage loans	$23,109	$73,837	$48,747	$30,913	$19,869	$37,866	$234,341	$245,187
Weighted average rate	10.50%	11.65%	12.85%	12.83%	12.82%	12.82%	10.48%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$5,750	$5,750	$—	$150,000	$—	$113,970	$275,470	$123,452
Weighted average rate	7.62%	7.56%	7.56%	5.50%	5.50%	5.50%	7.68%
Variable rate	$366,975	$8,040	$—	$—	$—	$—	$375,015	$375,015
Weighted average rate	8.11%	7.99%	—	—	—	—	8.11%

    During the year ended June 30, 2000, certain interest rates generally rose from levels existing during the year ended June 30, 1999. At June 30, 2000, the Company's rate sensitive assets, primarily fixed and variable rate mortgage loans held for sale, reflect these higher rates when compared to interest rates applicable to such loans held for sale at June 30, 1999. The Company's variable rate borrowings, which are comprised of revolving warehouse and repurchase facilities, are indexed to one-month LIBOR. At June 30, 2000 and 1999, the one-month LIBOR was 6.64% and 5.23%, respectively, and the weighted average interest rate on such borrowings was 8.17% and 6.69% at June 30, 2000 and 1999, respectively. During the year ended June 30, 2000, the Company's short-term borrowing costs increased from those during the year ended June 30, 1999 due to the increase in LIBOR and to pricing increases imposed by certain of its lenders.

Rate Sensitive Derivative Financial Instruments

    Residual Interests and MSRs.  The Company had residual interests of $237.8 million and $291.0 million outstanding at June 30, 2001 and 2000, respectively. The Company also had MSRs outstanding at June 30, 2001 and 2000 in the amount of $6.5 million and $12.3 million, respectively. Both of these instruments are recorded at estimated fair value at June 30, 2001 and 2000. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at June 30, 2001 and 2000. The weighted average life of the mortgage loans used for valuation at both June 30, 2001 and 2000 was 3.1 years.

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

    Warehousing Exposure.  The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. As of June 30, 2001 and 2000, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $790.3 million and $622.5 million, respectively, (net of a $9.7 million and $27.5 million outstanding under a $35.0 million subline, respectively) and the total amounts outstanding related to these facilities was $393.3 million and $375.0 million at June 30, 2001 and 2000, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Risk Factors

Our Common Stock could be delisted which would affect the liquidity of our Common Stock and our Preferred Stock.

    The Common Stock is currently traded on the New York Stock Exchange under the symbol "AAM." However, we cannot assure you that the Common Stock will remain listed on the New York Stock Exchange. We have received a notice from the New York Stock Exchange that, due to the fact that the 30-day average trading price of our Common Stock was below $1.00, we do not meet the requirements to maintain an ongoing listing on the New York Stock Exchange. We were also notified that the Common Stock may be subject to suspension or delisting. On September 26, 2001, the 30-day average closing price of the Common Stock was $1.11. If the Common Stock were to be delisted the liquidity of the Series D Convertible Preferred Stock would be affected because you would no longer be able to convert shares of Series D Convertible Preferred Stock into a listed security.

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

  •
  mortgage loan originations and purchases before their securitization or sale in the secondary market;

  •
  fees and expenses incurred for the securitization of mortgage loans;

  •
  cash reserve accounts or overcollateralization required in the securitization of loans;

  •
  tax payments generally due on recognition of non-cash gain on sale recorded in the securitizations of mortgage loans;

  •
  ongoing administrative and other operating expenses;

  •
  interest and principal payments under our revolving warehouse and repurchase facilities and other existing indebtedness; and

  •
  delinquent interest and other servicing related expenses we advance on the mortgage loans in our servicing portfolio.

    We receive cash primarily from the following sources:

  •
  Revolving Borrowings. We borrow cash from various commercial loans, called revolving warehouse and repurchase facilities, to fund the mortgage loans that we make or buy. We are required to pay down these revolving warehouse and repurchase facilities when we sell our pledged mortgage loans. We currently have three revolving warehouse and repurchase facilities with a total credit limit of $800.0 million. These revolving warehouse and repurchase facilities expire between October 2001 and June 2002.

  •
  Sale of Mortgage Loans. We sell some of our mortgage loans for cash in the whole loan sale market and we sell the rest of our mortgage loans in securitization transactions. We receive the difference between the price at which we sell the mortgage loans and the amount owed on our revolving warehouse or repurchase facilities for these loans in cash.

  •
  Sale of Residual Interest Assets Created in Securitizations. In a securitization transaction, we retain a subordinated interest, called the residual interest, in the securitized mortgage loans. The holder of the residual interest is entitled to receive the excess spread from the securitization, or the difference between the interest rate received on the mortgages, and the lower interest rate paid the bondholders in the securitization transaction after specified overcollateralization amounts have been met. As the holder of the residual interest, we also retain the right to any mortgage loans that are still outstanding after the bonds from the securitization transaction are paid in full. At the time of the securitization transaction, we determine the value of the residual interest as the present value of expected cash flows from the excess spread, and record the value of the residual interest as an asset. During the year ended June 30, 2001, we sold the residual interest in our securitization transactions for cash under a residual forward sale facility and may sell future residual interests for cash until the expiration of that facility.

  •
  Sale of Accounts Receivable. When borrowers fail to make payments on their mortgage loans that we service, we are required to advance the interest due to the bondholders. We also advance delinquent property taxes and property insurance on the mortgage loans that we service if our borrowers do not pay them. These advances become accounts receivable. We are repaid when the borrowers make their delinquent payments or when the loans are foreclosed upon and the mortgaged properties are sold. We have, from time to time, sold these accounts receivable in order to recover our advances without having to wait until borrowers make their payments or until the mortgage loans are foreclosed upon.

Our right to service loans may be terminated because of the high delinquencies and losses on the mortgage loans in our servicing portfolio, which will hurt our earnings.

    The value of our right to service most of our approximately $2.7 billion mortgage loan servicing portfolio (at June 30, 2001) is an asset on our balance sheet called mortgage servicing rights. If we were to lose the right to service some or all of the mortgage loans in our portfolio, we would be required to write down or write off our mortgage servicing rights, which would decrease our earnings and decrease our net worth and the value of your investment.

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

    As of June 30, 2001, we are over the limit for delinquent mortgage loans we service for ten of the securitization transactions and we are over the limit for losses for all of those ten securitization transactions plus six additional securitization transactions. The monoline insurers have the right to terminate us as the servicer for these securitization transactions as well as the securitization transactions from 2000 and 1999.

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

    High loan loss levels may affect our net earnings. During the period of time we hold mortgage loans before we sell them, the entire loan loss reduces our earnings. For mortgage loans we have sold in a securitization transaction, we apply certain assumptions to estimate losses to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. If actual loan losses exceed our estimated losses, we may be required to write down our residual interests which would decrease our earnings and decrease our net worth and the value of your investment. Higher than expected loan losses contributed to the write-downs of our residual interests of $33.6 million, $77.5 million and $188.6 million during the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

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

Our earnings may decrease by increases or decreases in interest rates.

    An increase in long-term interest rates could, among other things:

  •
  decrease the demand for consumer credit in general; and

  •
  reduce the average size of mortgage loans that we make, by decreasing demand for refinancing lower-rate first mortgage loans and increasing demand for second mortgage loans.

    An increase in short-term interest rates could, among other things,

  •
  increase our borrowing costs, most of which are tied to those rates;

  •
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

  •
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

    At June 30, 2001, 22.9% and 11.3% of the mortgage loans we serviced were collateralized by residential properties located in California and Florida, respectively. Because of these concentrations in California and Florida, declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgage loans, increase foreclosures and losses and hurt our earnings.

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

    At June 30, 2001, entities controlled by Capital Z beneficially owned senior preferred stock representing 47.2% of our combined voting power in the election of directors and 91.4% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members' terms expire Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies. Also because of its ownership percentage, Capital Z may unilaterally force the conversion into Common Stock of all shares of Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock or the Series D Convertible Preferred Stock.

Item 8.  Financial Statements and Supplementary Data

    The following financial statements are attached to this report:

    Reports of Independent Auditors

    Consolidated Balance Sheets at June 30, 2001 and 2000

    Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999

    Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10.  Directors and Executive Officers of Registrant

    Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 2001 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

    Information regarding executive compensation will appear in the proxy statement for the 2001 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2001 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    Information regarding certain relationships and related transactions will appear in the proxy statement for the 2001 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated by this reference.

PART IV

[Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.]

  (a)
  The following documents are filed as part of this report:

  (1)
  Consolidated Financial Statements: Financial Statements listed as part of "Item 8. Financial Statements and Supplementary Data."

  (2)
  Financial Statement Schedules: Financial Statement Schedules listed in the "Exhibit Index" as Exhibit 11.

  (3)
  Exhibits: All exhibits listed in the "Exhibit Index" are filed with this report or are incorporated by reference into this report. Management contracts and compensatory plans or arrangements are filed, or incorporated by reference, as exhibits 10.1 through 10.15.

  (b)
  The Company filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2001:

  (1)
  The Company filed a Current Report on Form 8-K on April 12, 2001 (dated April 9, 2001) reporting the receipt of notice by the New York Stock Exchange of listing status.

  (2)
  The Company filed a Current Report on Form 8-K on May 15, 2001 (dated March 31, 2001) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company, as well as the Company's third fiscal quarter operating results.

  (3)
  The Company filed a Current Report on Form 8-K on May 24, 2001 (dated April 30, 2001) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION (Registrant)
Dated: September 28, 2001	By:	/s/ A. JAY MEYERSON A. Jay Meyerson Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JAY MEYERSON A. Jay Meyerson	Chief Executive Officer, Director (Principal Executive Officer)	September 28, 2001
/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr.	Executive Vice President—Finance and Chief Financial Officer	September 28, 2001
/s/ JENNE K. BRITELL Jenne K. Britell	Director	September 28, 2001
/s/ DAVID H. ELLIOTT David H. Elliott	Director	September 28, 2001
/s/ DANIEL C. LIEBER Daniel C. Lieber	Director	September 28, 2001
/s/ ERIC C. RAHE Eric C Rahe	Director	September 28, 2001
/s/ MANI A. SADEGHI Mani A. Sadeghi	Chairman of the Board and Director	September 28, 2001

/s/ ROBERT A. SPASS Robert A. Spass	Director	September 28, 2001
/s/ JOSEPH R. TOMEI Joseph R. Tomei	Director	September 28, 2001
/s/ STEPHEN E. WALL Stephen E. Wall	Director	September 28, 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Aames Financial Corporation

    We have audited the accompanying consolidated balance sheets of Aames Financial Corporation and subsidiaries (the Company) as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aames Financial Corporation and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

                        /s/ ERNST & YOUNG LLP

Los Angeles, California
September 14, 2001

F–1

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2001	June 30, 2000
Cash and cash equivalents	$27,583,000	$10,179,000
Loans held for sale, at lower of cost or market	417,164,000	398,921,000
Accounts receivable	71,052,000	52,713,000
Residual interests, at estimated fair value	237,838,000	290,956,000
Mortgage servicing rights, net	6,545,000	12,346,000
Equipment and improvements, net	11,076,000	10,522,000
Prepaid and other	14,139,000	14,727,000

Total assets	$785,397,000	$790,364,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$269,720,000	$275,470,000
Revolving warehouse and repurchase facilities	393,301,000	375,015,000
Accounts payable and accrued expenses	44,385,000	46,931,000
Accrued dividends on convertible preferred stock	23,975,000	10,054,000
Income taxes payable	8,131,000	8,416,000

Total liabilities	739,512,000	715,886,000

Commitments and contingencies (Note 11)
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares Authorized; none outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 and 100,000,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share; 61,230,000 and 107,105,700 shares authorized; 20,327,000 and 60,977,000 shares outstanding	20,000	61,000
Series D Convertible Preferred Stock, par value $0.001 per share; 108,566,000 shares authorized; 59,412,000 shares outstanding	59,000	—
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 6,264,000 and 6,235,000 shares outstanding	6,000	6,000
Additional paid-in capital	417,486,000	401,652,000
Retained deficit	(371,713,000)	(327,268,000)

Total stockholders' equity	45,885,000	74,478,000

Total liabilities and stockholders' equity	$785,397,000	$790,364,000

See accompanying notes to consolidated financial statements.

F–2

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2001	2000	1999
Revenue:
Gain on sale of loans	$73,435,000	$48,098,000	$44,855,000
Write-down of residual interests and mortgage servicing rights	(33,600,000)	(82,490,000)	(194,551,000)
Origination fees	47,430,000	37,951,000	39,689,000
Loan servicing	14,989,000	15,654,000	23,329,000
Interest	86,477,000	94,569,000	70,525,000

Total revenue, including write-down of residual interests and mortgage servicing rights	188,731,000	113,782,000	(16,153,000)

Expenses:
Personnel	98,404,000	93,239,000	80,167,000
Production	19,034,000	26,718,000	40,061,000
General and administrative	49,044,000	58,489,000	60,635,000
Interest	50,884,000	52,339,000	44,089,000
Provision for uncollectible receivables	—	2,000,000	37,044,000

Total expenses	217,366,000	232,785,000	261,996,000

Loss before income taxes	(28,635,000)	(119,003,000)	(278,149,000)
Provision (benefit) for income taxes	1,889,000	3,369,000	(30,182,000)

Net loss	$(30,524,000)	$(122,372,000)	$(247,967,000)

Basic and diluted net loss to common stockholders	$(44,445,000)	$(130,498,000)	$(249,917,000)

Net loss per common share:
Basic	$(7.11)	$(21.02)	$(40.31)

Diluted	$(7.11)	$(21.02)	$(40.31)

Dividends per common share	$—	$—	$0.17

Weighted average number of common shares outstanding:
Basic	6,251,000	6,209,000	6,200,000

Diluted	6,251,000	6,209,000	6,200,000

See accompanying notes to consolidated financial statements.

F–3

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
At June 30, 1998	$—	$—	$—	$6,000	$249,876,000	$54,169,000	$304,051,000
Issuance of Common Stock	—	—	—	—	265,000	—	265,000
Issuance of Series B Convertible Preferred Stock	27,000	—	—	—	26,677,000	—	26,704,000
Issuance of Series C Convertible Preferred Stock	—	15,000	—	—	65,460,000	—	65,475,000
Dividends paid on Common Stock	—	—	—	—	—	(1,022,000)	(1,022,000)
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(1,950,000)	(1,950,000)
Net loss	—	—	—	—	—	(247,967,000)	(247,967,000)

At June 30 1999	27,000	15,000	—	6,000	342,278,000	(196,770,000)	145,556,000
Issuance of Common Stock	—	—	—	—	2,000	—	2,000
Issuance of Series C Convertible Preferred Stock	—	46,000	—	—	59,372,000	—	59,418,000
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(8,126,000)	(8,126,000)
Net loss	—	—	—	—	—	(122,372,000)	(122,372,000)

At June 30, 2000	27,000	61,000	—	6,000	401,652,000	(327,268,000)	74,478,000
Issuance of Series C Convertible Preferred Stock	—	—	—	—	898,000	—	898,000
Cancellation of Series C Convertible Preferred Stock	—	(41,000)	—	—	(34,639,000)	—	(34,680,000)
Issuance of Series D Convertible Preferred Stock	—	—	59,000	—	49,575,000	—	49,634,000
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(13,921,000)	(13,921,000)
Net loss	—	—	—	—	—	(30,524,000)	(30,524,000)

At June 30, 2001	$27,000	$20,000	$59,000	$6,000	$417,486,000	$(371,713,000)	$45,885,000

See accompanying notes to consolidated financial statements.

F–4

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2001	2000	1999
Operating activities:
Net loss	$(30,524,000)	$(122,372,000)	$(247,967,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,494,000	5,637,000	5,673,000
Gain on sale of loans	—	(34,596,000)	(35,716,000)
Write-down of residual interests	33,600,000	77,490,000	186,451,000
Accretion of residual interests	(41,029,000)	(50,692,000)	(34,671,000)
Mortgage servicing rights originated	—	(5,175,000)	(6,194,000)
Mortgage servicing rights amortized	5,801,000	8,757,000	11,431,000
Mortgage servicing rights charged-off	—	5,000,000	8,100,000
Changes in assets and liabilities:
Loans held for sale originated or purchased	(2,371,630,000)	(2,079,278,000)	(2,193,635,000)
Proceeds from sale of loans held for sale	2,353,387,000	2,240,226,000	1,831,968,000
Decrease (increase) in:
Accounts receivable	(18,339,000)	4,251,000	(5,892,000)
Residual interests	60,547,000	49,169,000	39,976,000
Prepaid and other	588,000	286,000	2,007,000
Income tax refund receivable	—	1,737,000	(1,737,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,546,000)	(1,646,000)	(1,409,000)
Accrued dividends on convertible preferred stock	13,921,000	8,126,000	1,950,000
Deferred income taxes	(285,000)	597,000	(25,351,000)

Net cash provided by (used in) operating activities	7,985,000	107,517,000	(465,016,000)
Investing activities:
Purchases of equipment and improvements	(5,048,000)	(2,664,000)	(5,229,000)
Financing activities:
Net proceeds from issuance of convertible preferred stock	15,852,000	59,418,000	92,179,000
Proceeds from sale of common stock or exercise of options	—	2,000	265,000
Reductions in borrowings	(5,750,000)	(5,750,000)	(5,770,000)
Proceeds from (reductions in) revolving warehouse and repurchase facilities	18,286,000	(160,982,000)	394,985,000
Accrued dividends on convertible preferred stock	(13,921,000)	(8,126,000)	(1,950,000)
Dividends paid	—	—	(1,022,000)

Net cash provided by (used in) financing activities	14,467,000	(115,438,000)	478,687,000

Net increase (decrease) in cash and cash equivalents	17,404,000	(10,585,000)	8,442,000
Cash and cash equivalents at beginning of period	10,179,000	20,764,000	12,322,000

Cash and cash equivalents at end of period	$27,583,000	$10,179,000	$20,764,000

Supplemental disclosures:
Interest paid	$51,585,000	$53,392,000	$41,769,000
Income taxes paid (refunded)	$791,000	$1,028,000	$(4,470,000)

See accompanying notes to consolidated financial statements.

F–5

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

General

    Aames Financial Corporation (the "Company" or "Aames") operates in a single industry segment as a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, and servicing home equity mortgages collateralized by single family residences. The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. Loans originated by the Company are extended on the basis of the equity in the borrower's property and the creditworthiness of the borrower.

    At June 30, 2001, Aames operated 100 retail branches, five regional broker offices and one National Loan Center throughout the United States. The Company originates mortgage loans on a nationwide basis through its two production channels—retail, broker and, to a much lesser extent, through affiliations on the Internet. During the years ended June 30, 2001 and 2000, the Company originated $2.4 billion and $2.1 billion of mortgage loans, respectively. During the years ended June 30, 2001 and 2000, the Company sold and securitized $2.3 billion and $2.2 billion of mortgage loans, respectively. The aggregate outstanding balance of mortgage loans serviced by the Company was $2.7 billion and $3.6 billion at June 30, 2001 and 2000, respectively (which includes $184.0 million and $265.4 million of mortgage loans at June 30, 2001 and 2000, respectively, serviced for the Company by unaffiliated subservicers under subservicing agreements).

    At June 30, 2001, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") owned preferred stock representing approximately 47.2% of the Company's combined voting power in the election of directors and approximately 91.4% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

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

F–6

Loans Held for Sale

    Loans held for sale are mortgage loans the Company plans to securitize or sell as whole loans and are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

Accounts Receivable

    Accounts receivable consists primarily of interest advances and other servicing related advances to securitization trusts. Accounts receivable also includes cash distributions receivable from securitization trusts, servicing and late fees receivable, accrued interest and other miscellaneous receivables. Miscellaneous receivables includes the Company's limited partnership interest in a partnership created for monetizing advances made to securitization trusts.

    In its capacity as servicer of loans in the securitization trusts, the Company is required to advance the interest due to the bondholders of the securitization trusts when delinquent borrowers fail to make timely payments on their mortgage loans. The Company is also required to advance to the securitization trusts foreclosure-related expenses and delinquent real estate taxes and property insurance on loans in the securitization trusts. In its capacity as servicer of the loans in the securitization trusts, the Company is not required to make advances which would not be expected to be recoverable from the securitization trusts. The Company records interest advances and servicing advances as accounts receivable on its consolidated balance sheets at the time the cash advance is made and until recovered. The Company, as servicer, is entitled to recover these advances from regular monthly cash flows from the securitization trusts, including monthly payments, loan pay-offs and liquidation proceeds from the sale of real estate collateral underlying the mortgage loan if the properties are foreclosed upon and sold. The Company periodically evaluates the realizability of its interest advances, servicing advances and other accounts receivable, and charges income for amounts deemed uncollectible. As a means of improving its liquidity, the Company has entered into agreements with unaffiliated third parties pursuant to which they make certain, but not all, of the servicing advances directly to the securitization trusts. Additionally, as a means of recovering interest advances and servicing advances made by the Company prior to the time borrowers remit their payments or the mortgaged property is foreclosed upon and sold, from time to time, the Company will sell its interest advances and servicing advances.

Equipment and Improvements, Net

    Equipment and improvements, net, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being recorded utilizing straight-line and accelerated methods over the following estimated useful lives:

Computer hardware	Five years
Furniture and fixtures	Five to seven years
Computer software	Three years
Leasehold improvements	Lower of life of lease or asset

Revenue Recognition

    The Company depends on its ability to sell loans in the secondary markets, as market conditions allow, to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new

F–7

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

    In a securitization, the Company conveys loans to a separate entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated future cash flows based upon the expected timing that the estimated future cash flows would be released from the securitization trusts to the Company, i.e., the "cash out" method for residual interest valuation. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for loan losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and loss limits specified in the securitization agreements.

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

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes mortgage servicing rights. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating net future cash flows from servicing income, the Company first determines net future servicing income which is future servicing revenue less future servicing expense over the expected life of the servicing arrangement. Servicing revenue includes contractual servicing fees and other ancillary fees, prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses also includes an estimate for the interest cost to carry advances to the securitization trusts

F–8

which approximates 20 basis points of the mortgage loans in the securitization trusts. The Company uses a 15% discount rate to calculate the present value of net future cash flows relating to servicing income. The servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing rights for valuation impairment. The Company's periodic valuation of its servicing rights considers the amount of advances which have been made and that are expected to be made, an estimate for the cost to carry such advances, and the estimated period of time over which the advances will be outstanding. At June 30, 2001 and 2000, there were no valuation allowances on mortgage servicing rights.

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

    All references in the accompanying consolidated balance sheets, consolidated statements of operations and notes to consolidated financial statements to the number of common shares and per common share amounts have been restated to reflect the one-for-five reverse stock split effected on April 14, 2000.

Risk Management

    The Company's earnings may be directly affected by the level of and fluctuation in interest rates in the securitization trusts. No derivative financial instruments were in place at and during the year ended June 30, 2001 applicable to the securitization trusts.

F–9

    From time to time, the Company hedges its fixed rate loans and some variable rate certificates or bonds in the securitization trusts. The Company has utilized hedge products that included the sale of U.S. Treasury securities not yet purchased, interest rate futures contracts, interest rate caps and the purchase of options to sell U.S. Treasury securities. The use, amount, and timing of derivative financial instruments are determined by members of the Company's senior management.

Reclassifications

    Certain amounts related to 2000 and 1999 have been reclassified to conform to the 2001 presentation.

Adoption of Recent Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133"). SFAS No. 133, as amended, requires companies to record derivatives on the balance sheets as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. From time to time, the Company utilizes derivative financial instruments, such as forward interest rate swap agreements, to mitigate interest rate risk related to rising interest rates. Commencing July 1, 2000, derivative financial instruments are recorded at fair value on the Company's consolidated balance sheet. The Company's derivative financial instruments are not designated, and do not qualify, as accounting hedges. Therefore, changes in the fair value of the derivative financial instruments are recorded currently in operations as realized or incurred.

Note 2. Cash and Cash Equivalents and Cash Held in Trust

    At June 30, 2001, the Company had corporate cash and cash equivalents available of $27.6 million, none of which was restricted. Cash equivalents include $18.9 million of overnight investments at June 30, 2001.

    The Company services loans on behalf of customers. In such capacity, certain funds are collected and placed in segregated trust accounts which totaled $74.6 million and $90.4 million at June 30, 2001 and 2000, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheets.

Note 3. Loans Held for Sale

    The following summarizes the composition of the Company's loans held for sale by interest rate type at June 30, 2001 and 2000:

	June 30,
	2001	2000
Fixed rate mortgages	$146,569,000	$155,580,000
Adjustable rate mortgages	270,595,000	243,341,000

Loans held for sale	$417,164,000	$398,921,000

F–10

Note 4. Accounts Receivable

    At June 30, 2001 and 2000, accounts receivable were comprised of the following:

	2001	2000
Interest and servicing advances	$51,552,000	$31,849,000
Servicing and late fees	5,246,000	6,484,000
Cash due from CZI under Residual Facility	4,847,000	—
Cash due from securitization trusts	3,532,000	9,555,000
Accrued interest and other	5,875,000	4,825,000

Accounts receivable	$71,052,000	$52,713,000

    The balance due from CZI was received subsequent to June 30, 2001.

    During the year ended June 30, 2001 and 2000, the Company entered into arrangements with an investment bank pursuant to which the investment bank purchased certain cumulative advances and undertook the obligation to make a substantial portion of the Company's advance obligations on its securitized pools. As a result of these arrangements, during the years ended June 30, 2001 and 2000, the Company received approximately $10.0 million and $15.0 million, respectively, in cash.

Note 5. Residual Interests

    The activity in the residual interests during the years ended June 30, 2001 and 2000 is summarized as follows:

	Year Ended June 30,
	2001	2000
Residual interests, at beginning of year	$290,956,000	$332,327,000
Gain on sale of securitized loans	—	34,596,000
Accretion	41,029,000	50,692,000
Cash received from trusts	(60,547,000)	(49,169,000)
Write-down of residual interests	(33,600,000)	(77,490,000)

Residual interests, at end of year	$237,838,000	$290,956,000

    The Company sold to CZI for $45.1 million of cash the residual interests created in the $1.2 billion of securitizations closed during the year ended June 30, 2001.

    The actual performance of the Company's residual interests as compared to the key assumptions and estimates used to evaluate their carrying value resulted in write-downs to the residual interests of $33.6 million and $77.5 million during the years ended June 30, 2001 and 2000, respectively.

    The $33.6 million write-down recorded during the year ended June 30, 2001, reflected the Company's unfavorable assessment of credit loss and delinquency experience of certain mortgage loans in its securitized trusts.

    The $77.5 million write-down recorded during the year ended June 30, 2000 was comprised of unfavorable adjustments of $86.3 million taken in light of higher than expected credit loss experience and $12.3 million due to the effects of rising interest rates on excess spreads which were offset by a favorable $21.1 million adjustment due to actual prepayment rate trends compared to prepayment rate assumptions.

F–11

    The following table summarizes certain information about the securitization trusts at June 30, 2001 and 2000 (dollars in thousands):

	June 30,
	2001	2000
Aggregate principal balance of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	1,998,650	2,879,578
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	1,795,278	2,626,422
Weighted average coupon rates of:
Securitized loans	11.28%	11.29%
Pass-through certificates or bonds	6.14%	7.04%

    In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount and subsequently deposits a portion of the excess spread collected on the related loans. Residual interests at June 30, 2001 and 2000 include overcollateralization of approximately $203.4 million and $253.2 million, respectively. These amounts are subject to increase, as specified in the related securitization documents. To the extent the overcollateralization exceeds specified levels, distributions are made to the Company.

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

    Certain historical data and key assumptions and estimates used by the Company in its June 30, 2001 and 2000 reviews of the residual interests were the following:

	June 30,
	2001	2000
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balance of securitized loans	29.9%	30.9%
Estimated annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	22.3% to 29.5%	22.3% to 29.5%
Adjustable rate loans	37.2% to 46.9%	36.7% to 46.3%
Estimated weighted average life of securitized loans	3.1 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	3.9%	2.6%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	1.4%	2.0%
Total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans	5.3%	4.6%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$368,479	$323,634
Discount rate	15.0%	15.0%

    To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, the Company considers current underlying indices, periodic interest rate caps, lifetime

F–12

interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, the Company uses each certificates' specific spread over the one-month LIBOR.

    The total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans, in selected securitization trusts at June 30, 2001 were as follows:

Mortgage Loans
Securitized In:	Actual and Estimated Prospective Credit Losses(1) at June 30, 2001
1999	4.32%
1998	5.49
1997	5.06
1996	5.94
1995	6.31

(1)
Static pool losses are calculated by adding the actual and estimated future credit losses and dividing that sum by the balance of the mortgage loans in each securitization trust at the time of securitization. The amount shown for each year is the weighted average for all securitizations during that period.

    Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

    As of June 30, 2001, the effect on the fair value of the residual interests caused by immediate adverse changes in the assumptions shown above would be as follows (dollars in thousands):

Prepayment speed assumption:
Impact of a +10% change	$229,351
Impact of a +20% change	221,510
Credit loss assumption:
Impact of a +10% change	229,451
Impact of a +20% change	221,093
Residual interest cash flows discount rate:
Impact of a +10% change	232,972
Impact of a +20% change	227,379
Interest rate on adjustable mortgage loans:
Impact of a +10% change	217,449
Impact of a +20% change	195,948

    These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution. The changes in the assumptions regarding prepayments and credit losses were applied to the cash flows of the mortgage loans underlying the retained interests. Changes in assumptions regarding discount rate were applied to the cash flows of the securitization trusts. Generally, changes in fair value based upon a change in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The changes in assumptions presented in the table above were calculated without changing any other assumptions. In reality,

F–13

changes in one assumption may result in changes in another, which may magnify or offset the sensitivities presented. For example, changes in market interest rates may simultaneously impact the prepayment, credit loss and the discount rate assumptions.

    The table below summarizes cash flows received from (paid to) securitization trusts during the year ended June 30, 2001:

Proceeds from new securitizations	$1,227,023,000
Cash received from CZI	45,100,000
Servicing fees received	10,416,000
Purchases of delinquent and foreclosed loans	(4,049,000)
Servicing advances made	(55,053,000)
Servicing advances received	25,350,000
Servicing advances sold	$10,000,000

    The principal balance of loans past due 90 days or more in loans held for sale and in the securitization trusts was $10.1 million and $232.6 million, respectively. During the year ended June 30, 2001, the Company charged-off $2.0 million of loans held for sale and net losses on liquidations of mortgage loans in the securitization trusts were $89.8 million, which includes the purchase amount of delinquent and foreclosed loans.

Note 6. Residual Forward Sale Facility

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

    During the year ended June 30, 2001, the Company securitized $1.2 billion of mortgage loans and sold for $45.1 million of cash the residual interests created therein to CZI under the Residual Facility.

    Included in accounts receivable at June 30, 2001 was $4.8 million due to the Company from CZI all of which was received subsequent to June 30, 2001. At June 30, 2001, the available capacity remaining for future use under the Residual Facility was $29.9 million.

    In connection with obtaining the Residual Facility, the Company paid a facility fee of $3.0 million to CZI. Other costs capitalized in connection with obtaining the Residual Facility were $300,000. These costs were capitalized and are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the year ended June 30, 2001, amortization charged to gain on sale of loans was $1.9 million, of which $1.7 million relates to the Facility fee paid to CZI. At June 30, 2001, remaining unamortized costs relating to the Residual Facility were $1.4 million and are included in prepaid and other assets in the accompanying condensed consolidated balance sheet at June 30, 2001.

F–14

Note 7. Mortgage Servicing Rights, Net

    The activity in mortgage servicing rights during the years ended June 30, 2001 and 2000 is summarized as follows:

	June 30,
	2001	2000
Mortgage servicing rights, net, at beginning of year.	$12,346,000	$20,928,000
Mortgage servicing rights:
Originated	—	5,175,000
Amortized	(5,801,000)	(8,757,000)
Charged-off	—	(5,000,000)

Mortgage servicing rights, net, at end of year	$6,545,000	$12,346,000

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

Note 8. Equipment and Improvements, Net

    Equipment and improvements, net, consisted of the following at June 30, 2001 and 2000:

	June 30,
	2001	2000
Computer hardware	$16,082,000	$12,119,000
Furniture and fixtures	8,632,000	8,578,000
Computer software	7,972,000	7,802,000
Leasehold improvements	2,378,000	2,525,000

Total	35,064,000	31,024,000
Accumulated depreciation and amortization	(23,988,000)	(20,502,000)

Equipment and improvements, net	$11,076,000	$10,522,000

F–15

Note 9. Borrowings

    Borrowings consisted of the following at June 30, 2001 and 2000:

	June 30,
	2001	2000
9.125% Senior Notes due November 2003, guaranteed by each of the restricted subsidiaries (as defined in the Indenture) of the Company	$150,000,000	$150,000,000
5.5% Convertible Subordinated Debentures due March 2006, convertible into 6.1 million shares of common stock at $78.15 per share. The 5.5% Convertible Subordinated Debentures are subordinate to all existing and future senior indebtedness (as defined in the Indenture) of the Company	113,970,000	113,970,000
10.5% Senior Notes due 2002, principal payment of $5,750,000 required on February 1, 2002	5,750,000	11,500,000

Borrowings	$269,720,000	$275,470,000

Maturities on borrowings are as follows:

Fiscal Years Ended June 30,
2002	$5,750,000
2003	—
2004	150,000,000
2005	—
2006	113,970,000

Total borrowings	$269,720,000

    In October 1996, the Company completed an offering of its 9.125% Senior Notes due November 2003 which are guaranteed by all but one of the Company's wholly-owned subsidiaries. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net income (loss) and net equity of such subsidiaries are substantially equivalent to the total assets, net income (loss) and net equity of the Company on a consolidated basis.

    At June 30, 2001 and 2000, the Company had unamortized debt issuance costs of $3.4 million and $4.6 million, respectively, related to the initial issuance of the $23.0 million of 10.5% Senior Notes due February 2002, the initial issuance of the $115.0 million of 5.5% Convertible Subordinated Debentures due March 2006 and the initial issuance of the $150.0 million of 9.125% Senior Notes due November 2003. Unamortized debt issuance costs are included in prepaid and other assets in the accompanying consolidated balance sheets and are amortized to expense over the terms of the related debt issuances.

F–16

Note 10. Revolving Warehouse and Repurchase Facilities

    Amounts outstanding under committed revolving warehouse and repurchase facilities consisted of the following at June 30, 2001 and 2000:

	June 30,
	2001	2000
Warehouse facility with a non-revolving $35.0 million subline(1), from an investment bank, collateralized by loans held for sale
At June 30, 2001:
$300.0 million facility, expires January 31, 2002; bears interest at 1.0% to 1.75% over one month LIBOR, depending on collateral; includes $9.7 million outstanding under the subline	$207,395,000	$—
At June 30, 2000:
$200.0 million facility; expired January 31, 2001; bore interest at 1.5% over one month LIBOR; included $27.5 million outstanding under the subline	—	48,236,000
Repurchase facility from an investment bank, collateralized by loans held for sale
At June 30, 2001:
$300.0 million facility, expires October 26, 2001; generally bears interest at 0.9% to 1.5% over one month LIBOR, depending on collateral	65,566,000	—
At June 30, 2000:
$250.0 million facility; expired October 27, 2000; bore interest at 1.15% over one month LIBOR	—	186,371,000
Repurchase facility from an investment bank, collateralized by loans held for sale:
At June 30, 2001:
$200.0 million facility; expires June 30, 2002; bears interest at 1.0% to 1.75% over one month LIBOR, depending on document status	120,340,000	—
At June 30, 2000:
$200.0 million facility; expired June 30, 2001; bore interest at 1.5% to 2.0% over one month LIBOR, depending on document status	—	140,408,000

Amounts outstanding under revolving warehouse and repurchase facilities	$393,301,000	$375,015,000

(1)
The subline is secured by certain residual interests of the Company and bears interest at 3.75% over one month LIBOR. The subline had an initial 364-day term through January 31, 2001, was renewed for an additional 364-day term to January 31, 2002; and thereafter, is renewable on a month-to-month basis for an additional six month period contingent upon, in all cases, if certain repayment, financial and performance conditions are met by the Company.

    The Company utilizes revolving warehouse and repurchase facilities to finance the origination of mortgage loans prior to sale or securitization. At June 30, 2001 and 2000, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $790.3 million and $622.5 million, respectively, net of $9.7 million and $27.5 million outstanding on a $35.0 million

F–17

non-revolving subline. Revolving warehouse and repurchase facilities typically have a term of less than one year and are designated to fund mortgage loans originated within specified underwriting guidelines. All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders' equity, leverage and net income levels. Additionally, all of the Company's revolving warehouse and repurchase facilities fund less than 100% of the principal balance of the mortgage loans financed requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans. The majority of the mortgage loans originated under the facilities remain in the facilities for a period generally of up to 90 days at which point they are securitized or sold to institutional investors.

    At June 30, 2001 and 2000, one month LIBOR was 3.86% and 6.64%, respectively.

    The weighted-average interest rates on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2001 and 2000 were approximately 4.99% and 8.17%, respectively. During the year ended June 30, 2001, the average amount of borrowings under revolving warehouse and repurchase facilities was $407.5 million and the maximum outstanding under such lines at any one time during the year ended June 30, 2001 was $650.7 million.

    At June 30, 2001, included in prepaid and other assets in the accompanying consolidated balance sheet was approximately $2.0 million of deferred commitment fees relating to the Company's revolving warehouse and repurchase facilities remaining to be amortized to expense over their remaining terms.

Note 11. Income Taxes

    The provision (benefit) for income taxes consisted of the following for the years ended June 30, 2001, 2000 and 1999:

	June 30,
	2001	2000	1999
Current:
Federal	$1,400,000	$2,200,000	$1,200,000
State	489,000	572,000	400,000

	1,889,000	2,772,000	1,600,000

Deferred:
Federal	—	597,000	(24,155,000)
State	—	—	(7,627,000)

	—	597,000	(31,782,000)

Total	$1,889,000	$3,369,000	$(30,182,000)

F–18

    Current and deferred taxes payable were comprised of the following at June 30, 2001 and 2000:

	June 30,
	2001	2000
Current taxes payable:
Federal	$1,199,000	$1,199,000
State	800,000	800,000

	1,999,000	1,999,000

Deferred taxes payable:
Federal	6,132,000	6,417,000
State	—	—

	6,132,000	6,417,000

Total	$8,131,000	$8,416,000

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following at June 30, 2001 and 2000:

	2001	2000
Deferred tax liabilities:
Mark-to-market	$6,979,000	$6,979,000
State taxes	9,616,000	9,035,000

Total gross deferred tax liabilities	16,595,000	16,014,000

Deferred tax assets:
Residual interests	(71,208,000)	(72,356,000)
Net operating loss carry forward	(86,517,000)	(72,109,000)
Other, net	(2,894,000)	(2,894,000)

Total gross deferred tax assets	(160,619,000)	(147,359,000)
Tax valuation allowance	150,156,000	137,762,000

Net deferred tax liabilities	$6,132,000	$6,417,000

F–19

    The estimated effective tax rates for the years ended June 30, 2001, 2000 and 1999 were as follows:

	2001
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax provision			1,889,000
Loss before income taxes			(28,635,000)
Effective tax rate			(6.6)%

Federal statutory rate			(35.0)%
Tax valuation allowance	$29,560,000	$12,394,000	43.3%
Other, net	117,000	49,000	(1.7)

			6.6%

	2000
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax provision			$3,369,000
Loss before income taxes			(119,003,000)
Effective tax rate			(2.8)%

Federal statutory rate			(35.0)%
State pre-tax after permanent difference	$(11,334,000)	$(7,378,000)	(6.2)
Tax valuation allowance	126,512,000	52,123,000	43.8
Other, net	200,000	130,000.2

			2.8%

	1999
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$(30,182,000)
Loss before income taxes			(278,149,000)
Effective tax rate			10.9%

Federal statutory rate			(35.0)%
State pre-tax after permanent difference	$—	$(21,142,000)	(7.6)
Disallowed compensation	3,000,000	1,050,000.4
Tax valuation allowance	—	87,174,000	31.3
Other, net	253,000	89,000	—

			(10.9)%

F–20

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

Note 12. Commitments and Contingencies

Operating Leases

    The Company leases office space under operating leases expiring at various dates through February 2012. Total rent expense related to such operating leases amounted to $8.8 million, $9.7 million and $9.9 million during the years ended June 30, 2001, 2000 and 1999, respectively. Rent expense during the year ended June 30, 2001 was net of sublease rental income of $83,000. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined).

    At June 30, 2001, future minimum rental payments required under non-cancelable operating leases and minimum receipts under subleases that have initial or remaining terms in excess of one year are as follows:

	Minimum Rental Payments	Minimum Sublease Receipts	Net Minimum Rental Payments
2002	$8,722,000	$877,000	$7,845,000
2003	7,834,000	904,000	6,930,000
2004	5,403,000	868,000	4,535,000
2005	4,300,000	868,000	3,432,000
2006	3,813,000	868,000	2,945,000
Thereafter	23,068,000	4,989,000	18,079,000

	$53,140,000	$9,374,000	$43,766,000

Litigation

    The Company and certain of its subsidiaries are defendants in Fowler et. al. v. Aames Financial Corporation and Aames Funding Corporation, a putative class action filed on approximately May 11, 2001, in U.S. District Court of California, case 2:01cv04330. Plaintiff, a former loan executive, filed this putative class action on behalf of himself and current and former loan executives employed by the Company, and seeks certification of class, damages consisting of alleged unpaid overtime, statutory liquidated damages and waiting time penalties, attorneys' fees and costs, restitution, disgorgement of profits and injunctive relief. Plaintiff alleges that during his employment, he and other loan executives worked in excess of 8 hours per day or 40 hours per week, and he contends that the Company willfully failed to pay overtime in violation of the federal Fair Labor Standards Act and, with respect to loan executives employed in California, in violation of the California Labor Code and Business &

F–21

Professional Code §17200, et seq. Aames filed an answer denying the claims and asserting various affirmative defenses on September 4, 2001. No trial date has been set.

    The Company and certain of its subsidiaries are defendants in Alvarez et. al. v. American General Finance, et. al (including One Stop Mortgage, Inc., Aames Funding Corp., d/b/a/ Aames Home Loan), a putative class action filed on approximately July 20, 2001, in U.S. District Court, Northern District, Eastern Div., Illinois, case No. 01C4648. Plaintiff, a former customer, filed this action on behalf of herself and all wholesale borrowers who paid a broker's fee and whose brokers also received a form of compensation from the Company generally known as a "yield spread premium." Plaintiff alleges that such yield spread premium payments constituted kickbacks and/or illegal referrals under RESPA. The complaint seeks certification of the class, unspecified compensatory and statutory damages, attorneys' fees and costs, disgorgement of profits and injunctive relief. The Company has been granted an open extension of time to respond, pending plaintiff's decision on the Company's request that plaintiff submit to arbitration pursuant to the terms of the loan documents. No trial date has been set.

    The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised their contention that the Company routinely "upcharges" third party fees and underdiscloses annual prepayment rates. On September 19, 2001, Plaintiffs amended their complaint to assert claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under RESPA. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. Aames' response to the amended complaint is due October 19, 2001. Trial has been set for February 26, 2002.

    The Company cannot predict the outcome of these matters. The Company intends to vigorously defend these actions; however, the Company believes that an unfavorable outcome of one or more of the above cases could have a material adverse effect on the Company's consolidated financial position and results of operations.

    In the ordinary course of its business, the Company is subject to various claims made against it by borrowers, private investors and others arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees and officers of the Company, incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any of these currently asserted claims or legal action is not likely to be material to the Company's consolidated financial position and results of operations; however, any claims asserted or legal action in the future may result in expenses which could have a material adverse effect on the Company's consolidated financial position and results of operations.

Note 13. Fair Value of Financial Instruments

    The following disclosures of the estimated fair value of financial instruments as of June 30, 2001 and 2000 are made by the Company using available market information, historical data, and

F–22

appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

    The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2001		June 30, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Balance Sheet:
Cash and cash equivalents	$27,583,000	$27,583,000	$10,179,000	$10,179,000
Loans held for sale	417,164,000	427,627,000	398,921,000	407,967,000
Accounts receivable	71,052,000	71,052,000	52,713,000	52,713,000
Residual interests, at estimated fair value	237,838,000	237,838,000	290,956,000	290,956,000
Mortgage servicing rights, net	6,545,000	6,545,000	12,346,000	12,346,000
Borrowings	269,720,000	118,354,000	275,470,000	123,452,000
Revolving warehouse and repurchase facilities	393,301,000	393,301,000	375,015,000	375,015,000

    The fair value estimates as of June 30, 2001 and 2000 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    The following describes the methods and assumptions used by the Company in estimating fair values:

  •
  Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

  •
  Loans held for sale are based on current investor yield requirements.

  •
  Accounts receivable are generally short term in nature, therefore the carrying value approximates fair value.

  •
  Residual interests and mortgage servicing rights are based on the present value of expected future cash flows using assumptions based on the Company's historical experience, industry information and estimated rates of future prepayment and credit loss.

  •
  Borrowings are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

  •
  Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value.

  •
  Derivatives are based on quoted market prices.

F–23

Note 14. Employee Benefit Plans

401(k) Retirement Savings Plan

    The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees' elected salary deferrals. Effective January 1, 2001, the Company began contributing to the plan on a matching basis, however, the Company's contribution remains at its option. Under the match, the Company's contributions are made based upon 50% of an employee's contribution up to a maximum of 6% of an employee's salary. Prior thereto, employer contributions were determined at the beginning of the plan year at the option of the Company. Contributions made to the Plan by the Company during the years ended June 30, 2001, 2000 and 1999 were $558,000, $321,000 and $-0-, respectively.

Deferred Compensation Plan

    During the year ended June 30, 1999, the Company terminated the Deferred Compensation Plan which had been implemented in April 1997 and no contributions to the plan were made by the Company.

Stock-Based Compensation

    The Company's Board of Directors adopted the Aames Financial Corporation Stock Option Plan (the "1999 Plan") as of February 10, 1999, as amended, which was subsequently approved by the stockholders during the year ended June 30, 2000. The 1999 Plan supercedes the Company's 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. The 1999 Plan provides for the issuance of options to purchase shares of the Company's common stock to officers, key executives and consultants of the Company. Under the 1999 Plan, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The exercise price is based on the 20-day average closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. Subject to adjustment for stock splits, stock dividends and other similar events at June 30, 2001 there were 2,922,401 shares reserved for issuance under the 1999 Plan.

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

F–24

    A summary of the Company's stock option plans and arrangements as of June 30, 2001, 2000 and 1999 and changes during the years then ended are as follows:

	Option Shares	Option Price Range
2001
Outstanding at beginning of year	3,128,779	$1.00-147.90
Granted	11,990,817	0.85-1.60
Exercised	—	—
Forfeited	(1,872,690)	0.85-144.60

Outstanding at end of year	13,246,906	$0.85-147.90

2000
Outstanding at beginning of year	1,005,100	$0.95-147.90
Granted	2,873,078	3.95-5.00
Exercised	(5,797)	1.00-1.00
Forfeited	(743,602)	1.00-144.60

Outstanding at end of year	3,128,779	$1.00-147.90

1999
Outstanding at beginning of year	914,134	$0.95-148.50
Granted	182,336	66.90
Exercised	(10,653)	19.45-39.70
Forfeited	(80,717)	15.20-148.50

Outstanding at end of year	1,005,100	$0.95-147.90

    The number of options exercisable at June 30, 2001 and 2000, was 3,162,238 and 893,994, respectively. The weighted-average fair value of options granted during 2001 and 2000 was $0.71 and $1.96, respectively.

    The following table summarizes additional information about the Company's options outstanding and exercisable at June 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.85- 1.24	9,966,533	9.2	$0.90	2,170,941	$0.91
$1.34- 1.60	650,000	9.5	1.44	130,000	1.44
$4.65- 5.00	2,087,809	7.4	5.00	371,819	5.00
$15.20- 19.45	8,669	3.0	18.77	8,415	18.88
$23.90- 23.90	1,499	2.2	23.90	1,499	23.90
$39.70- 59.05	203,954	0.5	56.03	203,918	56.03
$65.00- 71.65	168,107	6.6	67.02	120,219	67.08
$100.00-147.90	160,335	1.0	105.73	155,427	104.82

$0.85- 147.90	13,246,906	8.7	$4.55	3,162,238	$12.65

F–25

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

	June 30,
	2001	2000	1999
Net loss:
As reported	$(30,524,000)	$(122,372,000)	$(247,967,000)
Pro forma	(32,063,000)	(122,619,000)	(249,552,000)
Basic and diluted net loss to common stockholders:
As reported	$(44,445,000)	$(130,498,000)	$(249,917,000)
Pro forma	(45,984,000)	(130,745,000)	(251,502,000)
Basic loss per share:
As reported	(7.11)	(21.02)	(40.31)
Pro forma	(7.36)	(21.06)	(40.56)
Diluted loss per share:
As reported	(7.11)	(21.02)	(40.31)
Pro forma	(7.36)	(21.06)	(40.56)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,
	2001	2000
Dividend yield	0.00%	0.00%
Expected volatility	122.00%	83.00%
Risk-free interest rate	5.65%	5.97%
Expected life of option	4.5 years	4.5 years

Note 15. Stockholders' Equity

Year ended June 30, 2001

    During the year ended June 30, 2001, in the second of a two-phase $50.0 million investment by Capital Z which occurred on July 12, 2000, the Company issued 18.0 million of Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Stock"), to Capital Z for $0.85 per share, its stated value, and received $15.3 million. Net proceeds, after issuance expenses, were $14.3 million. At the same time, Capital Z exchanged the 40.8 million shares of Series C Stock and the warrants to purchase 5.0 million shares of Series C Stock received in the first phase for an equal number of shares and warrants to purchase Series D Stock.

    During the year ended June 30, 2001, the Company issued 179,000 shares of Series C Convertible Preferred Stock in satisfaction of amounts owed for services rendered by former consultants to the Company. Additionally, during the year ended June 30, 2001, the Company issued 588,000 shares of

F–26

Series D Convertible Preferred Stock to the Company's chief executive officer under his employment agreement at $0.85 per share and received approximately $500,000.

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

    Common Stock of $265,000 was received through the exercise of Common Stock options or through the conversion of the Company's 5.5% Convertible Subordinated Debentures.

F–27

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

    Through March 31, 2001, the Company's Series B, Series C and Series D Stock accrued and accumulated dividends at a rate of 6.5% which increased to 8.125% on April 1, 2001. At June 30, 2001, aggregate accrued and unpaid dividends on the Company's convertible preferred stock were $24.0 million. In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company's earnings and cash flows improved. Credit agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements or would otherwise cause a breach of a net worth or liquidity covenants. The Company's Indenture relating to its 9.125% Senior Notes due November 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period (minus 100% of any deficit); (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due February 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994 (minus 100% of net losses for any fiscal year), plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994. Under the most restrictive of these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

Note 16. Transactions Involving Directors, Officers and Affiliates

    During the years ended June 30, 2001, 2000 and 1999, the Company incurred management fees and out-of-pocket expenses in the amount of $1.5 million, $2.5 million and $1.2 million, respectively, relating to advisory services rendered by Equifin Capital Management, LLC ("Equifin"), a company whose three principal officers also serve as directors of the Company. In connection with phase one of the $50.0 million investment of Series D Stock in the Company by Capital Z during the year ended June 30, 2000, the Company paid an $800,000 transaction fee to Equifin. Such transaction fee was deducted from the capital proceeds received. During the year ended June 30, 1999, the Company paid a $250,000 transaction fee to Equifin in connection with capital contributions made during that period and the transaction fee was deducted from capital proceeds received.

    The Residual Facility with CZI is more fully discussed in Note 6 included herein.

    During the year ended June 30, 2000, the Company paid a $1.0 million fee to Capital Z for Capital Z's agreement to act as guarantor on a subline to one of the Company's revolving warehouse and repurchase facilities. In connection with capital contributions during the year ended June 30, 1999,

F–28

the Company paid a transaction fee and a commitment fee of $1.0 million and $2.0 million, respectively, to Capital Z and such fees were deducted from capital proceeds received. During the years ended June 30, 2001, 2000 and 1999, the Company reimbursed Capital Z $227,000, $81,000 and $262,000, respectively, for out-of-pocket expenses.

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

    During the years ended June 30, 2001, 2000 and 1999, the Company funded $1.4 million, $0.3 million and $7.0 million, respectively, of mortgage loans for certain of its directors and officers. At June 30, 2001, there were $1.1 million of such mortgage loans included in loans held for sale in the accompanying consolidated balance sheet pending disposition. At June 30, 2000, there were no such mortgage loans in loans held for sale in the accompanying consolidated balance sheet pending disposition. Mortgage loans made during the year ended June 30, 1999 were made under the Executive and Director Loan Program under which directors and executive officers of the Company were entitled to obtain a mortgage loan from the Company at the Company's cost of funds plus 25 basis points as determined by an approved, independent investment banking firm. The aforementioned Plan was terminated during 1999.

Note 17. Derivative Financial Instruments

Securitizations—Hedging Interest Rate Risk

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

    Included in gain on sale of loans during the year ended June 30, 2001 is $6.0 million of derivative losses on forward interest rate swap agreements which closed during the period. The Company entered into the forward interest rate swap agreements to mitigate interest rate exposure to its inventory and

F–29

pipeline of fixed rate loans held for sale prior to closing its securitization transactions. At June 30, 2001, the Company had $25.0 million (notional) of forward interest rate swap agreements in place to mitigate interest rate exposure prior to the sale of its inventory and pipeline of fixed rate mortgage loans held for sale.

    At June 30, 2000 and 1999, the Company did not have any derivatives.

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

F–30

Note 18. Net Loss Per Common Share

    The following table sets forth information regarding net loss per common share for the years ended June 30, 2001, 2000 and 1999 (dollars and weighted average number of shares in thousands):

	Year Ended June 30,
	2001	2000	1999
Basic net loss per common share:
Net loss	$(30,524)	$(122,372)	$(247,967)
Plus: Accrued dividends on Series B and C Convertible Preferred Stock	(13,921)	(8,126)	(1,950)

Basic net loss to common shareholders	(44,445)	(130,498)	(249,917)
Plus: Interest on convertible subordinated debentures	—	—	—

Diluted net loss to common shareholders	$(44,445)	$(130,498)	$(249,917)

Basic weighted average number of common shares outstanding	6,251	6,209	6,200

Basic weighted average number of common shares outstanding	6,251	6,209	6,200
Plus: Options	—	—	—
Convertible Shares	—	—	—

Diluted weighted average number of common shares outstanding	6,251	6,209	6,200

Loss per share:
Basic	$(7.11)	$(21.02)	$(40.31)

Diluted	$(7.11)	$(21.02)	$(40.31)

Note 19. Provisions for Uncollectible Receivables

    During the years ended June 30, 2001, 2000 and 1999, the Company recorded provisions for uncollectible receivables of $-0- million, $2.0 million and $37.0 million, respectively.

Note 20. Advertising Expense

    The Company charged to advertising expense $9.0 million, $17.6 million and $29.0 million during the years ended June 30, 2001, 2000 and 1999, respectively.

F–31

Note 21. Quarterly Financial Data (Unaudited)

    A summary of unaudited quarterly operating results for the years ended June 30, 2001 and 2000 follows (in thousands, except per share amounts):

	Three Months Ended,
	Sept. 30	Dec. 31	Mar. 31	June 30
2001
Revenue	$59,913	$57,014	$18,714	$53,090
Income (loss) before income taxes	729	1,536	(32,317)	1,417
Net income (loss)	693	1,011	(33,216)	988
Net loss per common share—diluted	(0.40)	(0.36)	(5.88)	(0.51)
2000
Revenue	$60,938	$12,916	$(1,991)	$41,919
Income (loss) before income taxes	1,366	(46,345)	(60,932)	(13,092)
Net income (loss)	791	(47,695)	(61,465)	(14,003)
Net loss per common share—diluted	(0.10)	(8.00)	(10.25)	(2.64)

Note 22. Subsequent Events (Unaudited)

    On September 25, 2001, the Company sold $175.0 million of loans held for sale in the form of a securitization and sold for cash the residual interest created in the securitization to CZI. The Company also sold its servicing rights and the rights to prepayment penalties under the securitization for cash to an unrelated, independent mortgage servicing company.

F–32

EXHIBIT INDEX [LEGAL]

2.1	Agreement and Plan of Reorganization, dated as of August 12, 1996, as amended by Amendment No. 1, dated August 28, 1996 by and among Registrant, Aames Acquisition Corporation, One Stop Mortgage, Inc. and Neil B. Kornswiet (1)
3.1	Certificate of Incorporation of Registrant, as amended (2)
3.2	Bylaws of Registrant, as amended (3)
4.1	Specimen certificate evidencing Common Stock of Registrant (2)
4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (2)
4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (4)
4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (2)
4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (4)
4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (2)
4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (4)
4.8(a)	Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent (5)
4.8(b)	Amendment to Rights Agreement, dated as of April 27, 1998 (6)
4.8(c)	Amendment to Rights Agreement, dated as of December 23, 1998 (7)
4.9(a)	Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002 (8)
4.9(b)	Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 4.9(a) (9)
4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (10)
4.11(a)	First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (10)
4.11(b)	Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (11)
10.1	Form of Director and Officer Indemnification Agreement (12)
10.2	Employment Agreement between Registrant and A. Jay Meyerson (2)
10.3	Change in Control Agreement, dated as of April 23, 2001, between the Registrant and Ronald J. Nicolas, Jr. (25)
10.4	Warrant to purchase Common Stock, dated as of August 3, 1999, granted by the Registrant to Eric C. Rahe (2)
10.5	Warrant to purchase Common Stock, dated as of August 3, 1999, granted by the Registrant to Robert A. Spass (2)
10.6(a)	Non-Financed Management Investment Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (2)
10.6(b)	Financed Management Investment Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (2)

10.6(c)	Secured Promissory Note, dated as of August 23, 2000, given by A. Jay Meyerson to the Registrant (2)
10.6(d)	Pledge Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (2)
10.7(a)	Management Investment Agreement, dated as of October 1, 1999, between the Registrant and John Kohler (2)
10.7(b)	Secured Promissory Note, dated as of October 1, 1999, given by John Kohler to the Registrant (2)
10.7(c)	Pledge Agreement, dated as of October 1, 1999, between the Registrant and John Kohler (2)
10.8(a)	Management Investment Agreement, dated as of October 1, 1999, between the Registrant and Neil Notkin (2)
10.8(b)	Secured Promissory Note, dated as of October 1, 1999, given by Neil Notkin to the Registrant (2)
10.8(c)	Pledge Agreement, dated as of October 1, 1999, between the Registrant and Neil Notkin (2)
10.9(a)	Management Investment Agreement, dated as of October 1, 1999, between the Registrant and Geoffrey Sanders (2)
10.9(b)	Secured Promissory Note, dated as of October 1, 1999, given by Geoffrey Sanders to the Registrant (2)
10.9(c)	Pledge Agreement, dated as of October 1, 1999, between the Registrant and Geoffrey Sanders (2)
10.10	1991 Stock Incentive Plan, as amended (14)
10.11	1995 Stock Incentive Plan (13)
10.12(a)	1996 Stock Incentive Plan (15)
10.12(b)	Amendment No. 1 to Exhibit 10.12(a) (12)
10.13	1997 Stock Option Plan (16)
10.14	1997 Non-Qualified Stock Option Plan (amended and restated effective May 22, 1998) (16)
10.15	Amended and Restated 1999 Stock Option Plan (17)
10.16	Office Lease, dated as of September 15, 1998, between Colonnade Wilshire Corp. and the Registrant, for the premises located at 3731 Wilshire Boulevard, Los Angeles, California. (3)
10.17(a)	Office Building Lease, dated as of August 7, 1996, between Registrant and California Plaza IIA, LLC, for the premises located at 350 S. Grand Avenue, Los Angeles, California (12)
10.17(b)	First Amendment, dated as of August 15, 1997, to Exhibit 10.17(a) (12)
10.18(a)	Preferred Stock Purchase Agreement, dated as of December 23, 1998, between Registrant and Capital Z Financial Services Fund II, L.P. (7)
10.18(b)	Amendment No. 1 to Exhibit 10.18(a) (11)
10.18(c)	Amendment No. 2 to Exhibit 10.18(a) (3)
10.18(d)	Amendment No. 3 to Exhibit 10.18(a) (3)
10.18(e)	Amendment No. 4 to Exhibit 10.18(a) (3)
10.19(a)	Registration Rights Agreement, dated as of February 10, 2000, between the Registrant and Capital Z Financial Services Fund II, L.P. (18)
10.19(b)	Supplement No. 1, dated as of June 7, 2000, to Exhibit 10.19(a) (2)

10.20(a)	Preferred Stock Purchase Agreement, dated as of May 19, 2000, between the Registrant and Specialty Finance Partners (19)
10.20(b)	Letter Agreement, dated June 7, 2000, between the Registrant and Specialty Finance Partners regarding Exhibit 10.20(a) (20)
10.21(a)	Agreement for Management Advisory Services, dated as of February 10, 1999 between Registrant and Equifin Capital Management, LLC (21)
10.21(b)	Amendment No. 1, dated June 7, 2000, to Exhibit 10.21(a) (2)
10.22	Warrant to Purchase Common Stock of the Registrant, dated as of January 4, 1999, granted by the Registrant to Capital Z Management LLC (22)
10.23	Warrant to Purchase Series D Convertible Preferred Stock of the Registrant, dated as of July 12, 2000, granted by the Registrant to Specialty Finance Partners (2)
10.24	Historical Advance Purchase Agreement, dated as of June 10, 1999, between ACC and Steamboat Financial Partnership I, L.P. (3)
10.25(a)	Historical Advance Purchase Agreement, dated as of June 17, 1999, between ACC and Steamboat Financial Partnership I, L.P. (3)
10.25(b)	Limited Partnership Agreement of Steamboat Financial Partnership I, L.P., dated as of June 10, 1999, between Random Properties Acquisition Corp. IV, ACC and Greenwich Capital Derivatives, Inc. (3)
10.25(c)	Amendment No. 1 to Exhibit 10.25(b) (21)
10.26	Historical Advance Purchase Agreement between ACC and Steamboat Financial Partnership, L.P., dated as of February 24, 2000 (21)
10.27	Historical Advance Purchase Agreement, dated as of January 5, 2001, between ACC and Steamboat Financial Partnership I, L.P. (26)
10.28	Delinquency Advance Purchase Agreement, dated as of May 13, 1999, between ACC and Fairbanks Capital Corp. (3)
10.29	Sub-Servicing Agreement 1997-1, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp. (3)
10.30	Sub-Servicing Agreement 1996-D, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp. (3)
10.31(a)	Master Loan and Security Agreement, dated as of October 29, 1999, between Aames Capital Corporation and Morgan Stanley Mortgage Capital, Inc. (23)
10.31(b)	First Amendment dated as of December 30, 1999, to Exhibit 10.31(a) (24)
10.31(c)	Amendment No. 2 dated as of April 4, 2000 to 10.31(a) (24)
10.31(d)	Third Amendment, dated as of June 6, 2000, to Exhibit 10.31(a) (20)
10.31(e)	Fourth Amendment, dated as of June 8, 2000, to Exhibit 10.31(a) (2)
10.31(f)	Fifth Amendment, dated as of August 31, 2000, to Exhibit 10.31(a) (2)
10.31(g)	Sixth Amendment, dated as of June 21, 2001, to Exhibit 10.31(a) (25)
10.31(h)	Seventh Amendment, dated as of June 21, 2001, to Exhibit 10.31(a) (25)
10.31(i)	Eighth Amendment, dated as of July 13, 2001 to Exhibit 10.31(a) (25)
10.32(a)	First Amendment, dated as of June 21, 2001, to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB (25)

10.32(b)	Second Amendment, dated as of June 21, 2001, to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB (25)
10.33(a)	Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Related to and Including January 24, 2001, by and between ACC Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (26)
10.33(b)	Amendment Number One, dated as of May 1, 2001 to Exhibit 10.33 (a) (25)
10.33(c)	Amendment Number Two, dated as of March 30, 2001, to Exhibit 10.33(a) (25)
10.33(d)	Guaranty, dated as of January 24, 2001, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.33(a) (26)
10.33(e)	Amendment No. 1, dated as of March 30, 2001, with respect to Exhibit 10.33(d) (25)
10.34	Residual Forward Sale Facility, dated as of August 31, 2000, between Registrant and Capital Z Investments L.P. (2)
11	Computation of Per Share Loss (25)
21	Subsidiaries of the Registrant (2)
23.1	Consent of Ernst & Young LLP (25)

(1)
Incorporated by reference from Registrant's Current Report on Form 8-K dated as of, and filed with the Commission on, September 12, 1996

(2)
Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000.

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

(24)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and filed with the Commission on February 14, 2000

(25)
Filed herewith

(26)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q in the quarter ended December 31, 2000 and filed with the Commission on February 14, 2001

(27)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and filed with the Commission on November 14, 2000

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  [Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.]
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX [LEGAL]