Form 10-Q
period 2001-09-30
AAMES FINANCIAL CORP/DE
filed 2001-11-14
CIK 879957

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At November 12, 2001, Registrant had 6,448,208 shares of common stock outstanding.

Item 1.  Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2001	June 30, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$13,746,000	$27,583,000
Loans held for sale, at lower of cost or market	395,355,000	417,164,000
Accounts receivable	76,015,000	71,052,000
Residual interests, at estimated fair value	224,152,000	237,838,000
Mortgage servicing rights, net	5,479,000	6,545,000
Equipment and improvements, net	11,217,000	11,076,000
Prepaid and other	13,841,000	14,139,000

Total assets	$739,805,000	$785,397,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$269,720,000	$269,720,000
Revolving warehouse and repurchase facilities	342,213,000	393,301,000
Accounts payable and accrued expenses	48,595,000	44,385,000
Accrued dividends on convertible preferred stock	28,299,000	23,975,000
Income taxes payable	8,791,000	8,131,000

Total liabilities	697,618,000	739,512,000

Commitments and contingencies
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized; none outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share; 61,230,000 shares authorized; 20,324,000 and 20,327,000 shares outstanding	20,000	20,000
Series D Convertible Preferred Stock; par value $0.001 per share; 108,566,000 shares authorized; 59,412,000 shares outstanding	59,000	59,000
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 6,267,000 and 6,264,000 shares outstanding	6,000	6,000
Additional paid-in capital	417,486,000	417,486,000
Retained deficit	(375,411,000)	(371,713,000)

Total stockholders' equity	42,187,000	45,885,000

Total liabilities and stockholders' equity	$739,805,000	$785,397,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended
	September 30, 2001	September 30, 2000
Revenue:
Gain on sale of loans	$23,824,000	$19,921,000
Write-down of residual interests	(10,000,000)	—
Origination fees	13,835,000	12,332,000
Loan servicing	3,072,000	4,306,000
Interest	22,393,000	23,354,000

Total revenue, including write-down of residual interests	53,124,000	59,913,000

Expenses:
Personnel	25,900,000	26,072,000
Production	4,325,000	4,514,000
General and administrative	10,697,000	13,589,000
Interest	11,050,000	15,009,000

Total expenses	51,972,000	59,184,000

Income before income taxes	1,152,000	729,000
Provision for income taxes	526,000	36,000

Net income	$626,000	$693,000

Basic and diluted net loss to common stockholders	$(3,698,000)	$(2,470,000)

Net loss per common share:
Basic	$(0.59)	$(0.40)

Diluted	$(0.59)	$(0.40)

Weighted average number shares outstanding:
Basic	6,265,000	6,211,000

Diluted	6,265,000	6,211,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30, 2001	September 30, 2000
Operating activities:
Net income	$626,000	$693,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,113,000	1,320,000
Write-down of residual interests	10,000,000	—
Accretion of residual interests	(8,940,000)	(10,923,000)
Mortgage servicing rights amortized	1,066,000	1,741,000
Changes in assets and liabilities:
Loans held for sale originated or purchased	(723,298,000)	(518,138,000)
Proceeds from sale of loans held for sale	745,107,000	667,615,000
Decrease (increase) in:
Accounts receivable	(4,963,000)	(16,353,000)
Residual interests	12,626,000	20,345,000
Prepaid and other	298,000	(1,352,000)
Increase (decrease) in:
Accounts payable and accrued expenses	4,210,000	(2,081,000)
Accrued dividends on convertible preferred stock	4,324,000	3,163,000
Income taxes payable	660,000	32,000

Net cash provided by operating activities	42,829,000	146,062,000

Investing activities:
Purchases of equipment and improvements	(1,254,000)	(1,564,000)

Net cash used in investing activities	(1,254,000)	(1,564,000)

Financing activities:
Net proceeds from convertible preferred stock issuance	—	15,857,000
Accrued dividends on convertible preferred stock	(4,324,000)	(3,163,000)
Reductions in revolving warehouse and repurchase facilities	(51,088,000)	(138,715,000)

Net cash used in financing activities	(55,412,000)	(126,021,000)

Net increase (decrease) in cash and cash equivalents	(13,837,000)	18,477,000
Cash and cash equivalents at beginning of period	27,583,000	10,179,000

Cash and cash equivalents at end of period	$13,746,000	$28,656,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation

    The condensed consolidated financial statements of Aames Financial Corporation, a Delaware corporation, and its subsidiaries (collectively, the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

    The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three months ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

    At September 30, 2001, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") owned preferred stock representing approximately 47.3% of the Company's combined voting power in the election of directors and approximately 91.4% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

Note 2: Residual Forward Sale Facility with Related Party

    On August 31, 2000, the Company entered into a Residual Forward Sale Facility (the "Residual Facility") with Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million Residual Facility amount, or (iii) a termination event, as defined in the Residual Facility. The sale of the residual interests are without recourse to the Company.

    On September 25, 2001, the Company completed a securitization of $175.0 million of mortgage loans and sold the residual interest created therein to CZI for $5.0 million under the Residual Facility. Subsequent to September 30, 2001, the Company received the $5.0 million which was included in accounts receivable in the accompanying condensed consolidated balance sheet at September 30, 2001. At September 30, 2001, the capacity remaining under the Residual Facility was $24.9 million.

    In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three months ended September 30, 2001 and 2000, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.2 million and $0.8 million, respectively, of which approximately $0.2 million and $0.7 million, respectively, related to the Facility fee paid to CZI. At September 30, 2001, the total unamortized capitalized Residual Facility costs remaining to be amortized were $1.2 million, of which $1.1 million related to the Facility fee, and are included in prepaid and other assets in the accompanying condensed consolidated balance sheet.

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

Note 4: Per Share Data

    The following table sets forth information regarding net loss per common share for the three months ended September 30, 2001 and 2000 (unaudited):

	Three Months Ended September 30,
	2001	2000
Basic net loss per common share:
Net income	$626,000	$693,000
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock.	(4,324,000)	(3,163,000)

Basic net loss to common stockholders	(3,698,000)	(2,470,000)
Basic weighted average number of common shares outstanding	6,265,000	6,211,000

Basic net loss per common share	$(0.59)	$(0.40)

Diluted net loss per common share:
Diluted net loss to common stockholders	$(3,698,000)	$(2,470,000)
Diluted weighted average number of common shares outstanding	6,265,000	6,211,000

Diluted net loss per common share	$(0.59)	$(0.40)

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

Special Note Regarding Forward-Looking Information

    This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Recent Developments" and "Risk Factors" and the other portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2002, and any current reports on Form 8-K filed by the Company.

Recent Events

    The New York Stock Exchange (the "NYSE") notified the Company on November 13, 2001, that the NYSE will suspend trading of the Company's Common Stock as of November 15, 2001, due to the fact that the Company's common stock, par value $0.001 per share (the "Common Stock") did not meet the NYSE's continued listing requirements of a thirty day average trading price of above $1.00 per share. The Company did not contest the NYSE's decision and is currently seeking to have its Common Stock quoted on the Over-the-Counter Bulletin Board.

    During the three months ended September 30, 2001, the Company recorded net income of $626,000 compared to $693,000 in the comparable period a year ago.

    Total revenue during the three months ended September 30, 2001 was $53.1 million, compared to $59.9 million during the comparable period a year ago. The decline in total revenue during the three months ended September 30, 2001 from total revenue during the same period a year ago is due primarily to a $10.0 million write-down of the Company's residual interest. In its regular quarterly review of its residual interests at September 30, 2001, the Company considered the historical performance of its securitized pools, the recent prepayment experience of mortgage loans in those pools, the credit performance of mortgage loans in the securitization trusts, other industry data and economic factors prevailing in the United States, particularly conditions exacerbated by the September 11, 2001 events and the current interest rate environment. In light of recent actual credit loss experience and actual prepayment activity of certain mortgage loans in the securitization trusts, the Company increased its credit loss and prepayment speed assumptions used to estimate the fair value of its residual interest. The effects of these changes in estimates resulted in the $10.0 million write-down at September 30, 2001.

    Total expenses during the three months ended September 30, 2001 declined $7.2 million to $52.0 million from $59.2 million during the three months ended September 30, 2000. The decrease in expenses during the three months ended September 30, 2001 from expenses during the comparable period a year ago was attributable primarily to declines of $2.9 million and $3.9 million in general and administrative and interest expense, respectively.

    On November 1, 2001, the Company acquired certain assets including the retail origination platform, customer relationships, the pipeline of in-process loans as well as selected technology and miscellaneous assets of Residential Money Centers ("RMC"), an affiliate of GMAC-RFC. The acquisition is expected to augment the loan production of the Company's National Loan Center.

    As previously reported, on September 25, 2001, the Company completed a securitization of $175.0 million of mortgage loans and sold its residual interest to Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Specialty Finance Partners ("SFP"), the Company's largest stockholder which is controlled by Capital Z Financial Services Fund, II, L.P. (together with SFP, "Capital Z"), through the Residual Forward Sale Facility (the "Residual Facility") with CZI for cash.

General

    The Company is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, selling and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender making loans in California since it was founded in 1954. In 1995, the Company expanded its retail presence outside of California and began purchasing loans from correspondents. In August 1996, the Company acquired its broker production channel through the acquisition of One Stop Mortgage, Inc. In 1999, the Company consolidated its loan production channels into one company, and the retail and broker production channels (including the former One Stop) now operate under the name "Aames Home Loan."

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

    The Company originates loans through its retail and broker production channels. The Company's retail channel produces loans through its traditional retail branch network and through the National Loan Center, which produces loans primarily through affiliations with sites on the Internet. The Company's broker channel produces loans through its traditional regional broker office network and by sourcing loans through telemarketing and the Internet. The Company no longer purchases loans through correspondents, which it ceased during the fiscal year ended June 30, 2000, and which it had materially decreased since fiscal 1998.

    The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its loan production; (ii) reducing its cost of production; (iii) maximizing its opportunities in loan servicing; and (iv) maintaining the ability to obtain sufficient liens of credit to provide financing for the assets created by the Company and become self financing.

    Increasing the Amount and Value of Its Loan Production.  The Company intends to increase the size of its overall originations while improving its value. The Company's traditional retail platform, the National Loan Center and its nationwide broker operations including that channel's growing telemarketing and Internet platforms are all targeted as sources of growth. In its traditional retail platform, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, improving its customer service levels and branch efficiencies. The Company's nationwide broker operations plan to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers' customer bases. The Company's National Loan Center, which produces loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their scale by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. As previously disclosed, the Company recently acquired certain assets and the operating platform of RMC which is expected to augment the loan production of the National Loan Center. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its offerings to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

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

    Maximizing Its Opportunities in Loan Servicing.  The Company's servicing operations generate servicing income and related fees while providing management information regarding the performance of mortgage loans. The Company is also able to sell its servicing rights to third parties in connection with whole loan sales and securitizations. The Company intends to maximize opportunities in loan servicing taking into consideration the overall Company's profitability and liquidity position. During the three months ended September 30, 2001, the Company maximized profitability and cash flow by selling all of its loan production through whole loan sales and securitization transactions on a servicing released basis, which combined with existing loan servicing run-off, in the form of principal amortization, prepayments and liquidations, has resulted in a decline in the size of the servicing portfolio, excluding the $543.0 million of loans subserviced for others by the Company on an interim basis.

    Maintaining the Ability to Obtain Sufficient Lines of Credit and Become Self Financing.  The Company intends to continue to increase and diversify its funding sources by adding additional warehouse or repurchase facilities by expanding its current funding relationships and identifying new funding sources. The Company will continue to fund its operations by disposing of a portion of its loan production for cash in the whole loan market, selling residual interests created in securtizations through the Residual Facility with CZI, until the expiration of that facility, selling the mortgage servicing rights and the rights to prepayment fees on the mortgage loans in the securitizations and developing new sources for working capital.

    The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

    Loan Origination.  The Company originates loans through its retail and broker production channels. The Company's retail channel produces loans through its traditional retail branch network and through the National Loan Center, which produces loans primarily through affiliations with sites on the Internet. The Company's broker channel produces loans through its traditional regional broker office network and by sourcing loans through telemarketing and the Internet. The Company underwrites and appraises every loan it originates and generally reviews appraisals and re-underwrites all loans it purchases.

    The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

	Three Months Ended
	September 30,		June 30,
	2001	2000	2001
Retail:
Traditional branch network	$299,293	$210,975	292,368
National Loan Center	54,735	21,226	47,009

Total retail	354,028	232,201	339,377
Broker:
Regional office network	345,681	271,722	331,441
Telemarketing and Internet	23,589	14,215	13,392

Total broker	369,270	285,937	344,833

Total production	$723,298	$518,138	$684,210

    Total loan production during the three months ended September 30, 2001 increased $39.1 million, or 5.7%, to $723.3 million from $684.2 million of total loan production reported during the three months ended June 30, 2001, and increased $205.2 million, or 39.6%, over the $518.1 million of total loan production reported during the three months ended September 30, 2000.

    The Company's traditional retail production was $299.3 million during the three months ended September 30, 2001, an increase of $6.9 million, or 2.4%, over the $292.4 million of traditional retail production reported during the three months ended June 30, 2001, and an increase of $88.3 million, or 41.9%, over the $211.0 million of traditional retail production reported during the three months ended September 30, 2000.

    Mortgage loan production from the Company's National Loan Center, which primarily originates loans through affiliations with certain Internet lending sites, increased $7.7 million, or 16.4%, to $54.7 million during the three months ended September 30, 2001 from $47.0 million during the three months ended June 30, 2001, and increased $33.5 million over the $21.2 million reported during the September 2000 quarter.

    The Company's total broker production increased $24.4 million, or 7.1%, to $369.3 million during the three months ended September 30, 2001 from $344.8 million reported during the June 30, 2001 quarter, and increased $83.3 million, or 29.1%, over the $285.9 million reported during the three months ended September 30, 2000. Mortgage loan production from the traditional broker channel during the three months ended September 30, 2001 was $345.7 million which increased $14.3 million and $74.0 million over the $331.4 million and $271.7 million, respectively, of traditional broker production during the three months ended June 30, 2001 and September 30, 2000, respectively. Broker mortgage loan production through telemarketing and the Internet was $23.6 million during the three months ended September 30, 2001, an increase of $10.2 million over the $13.4 million reported during the three months ended June 30, 2001, and an increase of $9.4 million over the $14.2 million reported during the three months ended September 30, 2000.

    The following table sets forth the number of retail branch and broker offices operated by the Company at September 30, 2001 and 2000:

	September 30,
	2001	2000
Retail branches	100	97
National Loan Center office	1	1
Regional broker offices	5	5

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

    However, in a securitization the underlying securities are generally over-collateralized by the Company depositing a combination of mortgage loans with a principal balance exceeding the principal balance of the securities, and cash into the securitization, which requires a cash outflow. The upfront over-collateralization and servicing advance obligations required on retaining the servicing in securitizations are generally cash flow negative to the Company in the early years of the securitization. These negative cash flow considerations along with conditions in the securitization market precluded the Company from securitizing mortgage loans in certain quarters during the fiscal years ended June 30, 2000 and 1999. The Residual Facility, entered into by the Company on August 31, 2000, strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. The Company completed a securitization and sold for cash its residual interest through the Residual Facility during the quarter ended September 30, 2001 and during each of the four quarters during the fiscal year ended June 30, 2001. The initial capacity of the Residual Facility was $75.0 million and at September 30, 2001, the remaining capacity under the Residual Facility was $24.9 million.

    The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three months ended September 30, 2001 and 2000 (in thousands):

	Three Months Ended September 30,
	2001	2000
Loans pooled and sold in securitizations	$175,008,000	$460,002,000
Whole loan sales	570,644,000	207,939,000

Total loans securitized and sold	$745,652,000	$667,941,000

    During the three months ended September 30, 2001, total loan dispositions increased $77.8 million to $745.7 million from $667.9 million during the comparable three month period a year ago. The Company's increased loan dispositions during the three months ended September 30, 2001 over the comparable period a year ago is primarily related to its increased loan production levels.

    The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. The Company completed a $175.0 million securitization during the three months ended September 30, 2001 and sold for cash its residual interest through the Residual Facility, but was more reliant on whole loan sales during the three months ended September 30, 2001, selling $570.6 million of mortgage loans into the whole loan sale markets due to improved pricing and conditions prevailing in the whole loan markets compared to recent quarters. Future adverse changes in the current interest rate environment and in the current economic climate could affect market conditions and the mix in the composition of the Company's strategy of selling loans in the form of securitizations or whole loan sales.

    Loan Servicing.  The Company's servicing portfolio consists mainly of mortgage loans securitized prior to the year ended June 30, 2001 for which the Company retained servicing, and to a lesser extent, loans subserviced for others on an interim basis and loans held for sale. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. It is the Company's strategy to maximize opportunities in loan servicing. As a means to maximize cash flow from securitizations, the Company has sold the servicing rights in securitizations during the year ended June 30, 2001 and in the securitization during the three months ended September 30, 2001 for cash. Moreover, the Company generally does not retain servicing on loans it sells in whole loan sales for cash.

    The following table sets forth certain information regarding the Company's servicing portfolio at September 30, 2001 and 2000 and June 30, 2001 (in thousands):

	September 30,				June 30,
	2001		2000		2001
Servicing portfolio	$2,724,000	(1)	$3,399,000	(2)	$2,717,000	(3)
Serviced in-house	$2,555,000		$3,159,000		2,533,000
Percentage serviced in-house	93.8%		92.9%		93.2%

(1)
Includes $543.0 million of loans subserviced for others by the Company on an interim basis and approximately $169.1 million of loans subserviced by others.

(2)
Includes $518.6 million of loans subserviced for others by the Company on an interim basis and approximately $240.0 million of loans subserviced by others.

(3)
Includes $334.5 million of loans subserviced for others by the Company on an interim basis and approximately $184.0 million of loans subserviced by others.

    The Company has generally not added any new loans to the servicing portfolio (excluding loan subserviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released. The Company's loan servicing portfolio at September 30, 2001 declined $675.0 million, or 19.9% to $2.7 billion from $3.4 billion at September 30, 2000, reflecting loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations.

    Included in the loan servicing portfolio at September 30, 2001 was $543.0 million of mortgage loans subserviced by the Company on an interim basis. Subsequent to September 30, 2001, the Company transferred to the purchasers or their designated servicers substantially all of the servicing on the $543.0 million of loans, which represented loans sold in whole loan sales and the securitization during the three months ended September 30, 2001. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. In general, the Company's loan servicing portfolio may be adversely affected by lower mortgage interest rates which could accelerate prepayment activity.

    The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. Although the Company has discontinued its bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs, because the Company has been selling its more recent loan production in whole loan sales for cash and in securitizations on a servicing released basis, the effects of these changes in its loan origination strategies have generally not affected delinquencies and losses caused by certain mortgage loans remaining in its securitized trusts from these old programs. Delinquent loans (by principal balance) decreased at September 30, 2001 to $335.3 million from $353.1 million at June 30, 2001 and $464.5 million at September 30, 2000. The delinquency rate at September 30, 2001 was 12.3% compared to 13.0% at June 30, 2001 and 13.7% at September 30, 2000. The delinquency rate at September 30, 2001 declined from the delinquency rate at September 30, 2000, despite the decline in the size of the servicing portfolio, due primarily to the Company's strategy of increasing early collection intervention efforts on one payment delinquencies within applicable grace payment periods. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company expects its loan servicing portfolio to continue to decline, which could cause delinquency rates to rise because, even if the number of delinquent loans does not increase but remains constant or even declines, those loans may represent a larger portion of a smaller portfolio. See "Results of Operations—Revenue."

    During the three months ended September 30, 2001, losses on loan liquidations decreased to $18.8 million from $25.7 million in the comparable period a year ago primarily due to the decrease in the number of loans liquidated. If the Company's loan servicing portfolio continues to decrease in size, the percentage of annualized losses to the average servicing portfolio could increase. Moreover, credit losses incurred by the Company on liquidation were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's retail and broker production channels. During the three months ended September 30, 2001, approximately 44.4% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 22.2% of the Company's servicing portfolios when measured at July 1, 2001. The Company has eliminated its bulk purchase program. The seasoning of the bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Further, current market conditions, and recent regulatory changes in certain states have resulted in the tightening of underwriting guidelines by many large subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

    Because foreclosures and credit losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses. See "Certain Accounting Considerations—Accounting for Securitizations—Credit Losses."

    The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio at and for the periods indicated:

	Three Months Ended
	September 30,		Year Ended June 30,
	2001	2000	2001	2000	1999
	(Dollars in thousands)
Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2)(3)(4)
One month	1.4%	2.2%	1.7%	1.9%	2.4%
Two months	0.8%	0.8%	0.7%	0.8%	1.0%
Three or more months:
Not foreclosed(5)	8.6%	8.9%	8.9%	9.0%	10.3%
Foreclosed(6)	1.5%	1.8%	1.7%	1.9%	2.0%

Total	12.3%	13.7%	13.0%	13.6%	15.7%

Percentage of dollar amount of loans foreclosed during the period to servicing portfolio(4)(8)	0.6%	0.8%	3.0%	3.6%	2.9%
Number of loans foreclosed during the period	227	345	1,238	1,854	1,680
Principal amount of foreclosed loans during the period	$15,726	$25,789	$89,884	$135,629	$122,445
Number of loans liquidated during the period	517	690	2,479	2,749	1,518
Net losses on liquidations during the period(7)	$18,780	$25,738	$91,754	$96,119	$51,730
Percentage of annualized losses to servicing portfolio(4)(8)	2.8%	2.9%	3.0%	2.6%	1.2%
Servicing portfolio at period end	$2,724,000	$3,399,000	$2,717,000	$3,560,000	$3,841,000

(1)
Delinquent loans are loans for which more than one payment is due.

(2)
The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3)
At September 30, 2001, the dollar volume of loans delinquent more than 90 days in ten of the Company's twenty-six REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus six additional REMIC trusts have also exceeded certain loss limits. At September 30, 2001, the remaining principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $649.3 million, or 23.84% of the servicing portfolio. At September 30, 2001, the remaining principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $1.3 billion, or 48.6% of the servicing portfolio. See "Certain Accounting Considerations".

(4)
The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $543.0 million, $518.6 million, $334.5 million, $280.2 million and $84.0 million for the periods ended September 30, 2001, September 30, 2000, June 30, 2001, June 30, 2000 and June 30, 1999, respectively.

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

    In a securitization, the Company conveys loans that it has to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for loan losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and loss limits specified in the securitization agreements.

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

    The residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis, the Company evaluates the effects, if any, that increasing or decreasing interest rates might have on its residual interests. The Company may adjust the value of the residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

    Rate of Prepayment.  The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios, the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors including, but not limited to, a declining mortgage interest rate environment.

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

    The following table summarizes certain information about the securitization trusts at September 30, 2001 and June 30, 2001 (dollars in thousands):

	September 30, 2001	June 30, 2001
Aggregate principal balance of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	$1,809,639	$1,998,650
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	$1,614,404	$1,795,278
Weighted average coupon rates of:
Securitized loans	11.03%	11.28%
Pass-through certificates or bonds	5.94%	6.14%

    Certain historical data and key assumptions and estimates used by the Company in its September 30, 2001 and June 30, 2001 review of the residual interests were the following:

	September 30, 2001	June 30, 2001
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balance of securitized loans	31.3%	29.9%
Estimated peak annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	22.3% to 29.5%	22.3% to 29.5%
Adjustable rate loans	36.7% to 46.3%	37.2% to 46.9%
Estimated weighted average life of securitized loans	3.0 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.1%	3.9%
Future estimated credit losses, as a percentage of original principal balances of securitized loans	1.3%	1.4%
Total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans	5.4%	5.3%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$375,184	$368,479
Discount rate	15.0%	15.0%

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

    The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans, in each securitization trust, ranged from 2.1% to 8.8% at September 30, 2001 and ranged from 2.1% to 9.0% at June 30, 2000. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

    The Company previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company's credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended September 30, 2001, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy, particularly conditions brought about by the September 11, 2001 events and the current mortgage interest rate environment. In light of recent actual credit loss experience and actual prepayment activity of certain mortgage loans in the securitization trusts, the Company increased its credit loss and prepayment speed assumptions used to estimate the fair value of its residual interests. The effect of these changes in estimates resulted in a $10.0 million write-down to the carrying value of the Company's residual interests during the three months ended September 30, 2001. Of the $10.0 million write-down, approximately $5.5 million and $4.5 million related to changes to the credit loss and prepayment rate assumptions, respectively.

    The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the residual interests through a charge to earnings.

    The residual interest created in the $175.0 million securitization consummated during the three months ended September 30, 2001 was sold to CZI during the period. Consequently, that residual interest is no longer owned by the Company and, therefore is not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to its actual performance.

    Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes mortgage servicing rights ("MSRs"). The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating net future cash flows from servicing income, the Company first determines net future servicing income which is future servicing revenue less future servicing expense over the expected life of the servicing arrangement. Servicing revenue includes contractual servicing fees and other ancillary fees, prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses also includes an estimate for the interest cost to carry advances to the securitization trusts which approximates 20 basis points of the mortgage loans in the securitization trusts. The Company uses a 15% discount rate to calculate the present value of net future cash flows relating to servicing income. The servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized MSRs for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type. The Company's periodic valuation of its MSRs considers the amount of advances which have been made and that are expected to be made, an estimate for the cost to carry such advances, and the estimated period of time over which the advances will be outstanding. At September 30, 2001 and 2000, there were no valuation allowances on MSRs.

    The Company sold to an independent, third party loan servicer the MSRs on the loans included in the $175.0 million securitization consummated during the three months ended September 30, 2001. Accordingly, no MSR was capitalized by the Company during the September 2001 quarter.

Results of Operations—Three Months Ended September 30, 2001 and 2000

    The following table sets forth information regarding the components of the Company's revenue and expenses for the three months ended September 30, 2001 and 2000:

	Three Months Ended September 30,
	2001	2000
Revenue:
Gain on sale of loans	$23,824,000	$19,921,000
Write-down of residual interests	(10,000,000)	—
Origination fees	13,835,000	12,332,000
Loan servicing	3,072,000	4,306,000
Interest income	22,393,000	23,354,000

Total revenue, including write-down of residual interests	53,124,000	59,913,000

Expenses:
Personnel	25,900,000	26,072,000
Production	4,325,000	4,514,000
General and administrative	10,697,000	13,589,000
Interest	11,050,000	15,009,000

Total expenses	51,972,000	59,184,000

Income before provision for income taxes	1,152,000	729,000
Provision for income taxes	526,000	36,000

Net income	$626,000	$693,000

Revenue

    Total revenue during the three months ended September 30, 2001 was $53.1 million, compared to $59.9 million during the three months ended September 30, 2000. The decline in total revenue during the three months ended September 30, 2001 from the comparable period a year ago is due primarily to a $10.0 million write-down of the residual interests, coupled with a decrease in loan servicing revenue and interest income, partially offset by higher gain on sale of loans and increased origination fees. Excluding the $10.0 million write-down of residual interests, the total revenues during the three months ended September 30, 2001 increased $3.2 million to $63.1 million over total revenues during the same period a year ago.

    Gain on Sale of Loans.  Gain on sale of loans during the three months ended September 30, 2001 was $23.8 million, an increase of $3.9 million over the $19.9 million gain on sale of loans reported during the three months ended September 30, 2000. The increase in gain on sale of loans resulted primarily from the $77.7 million, or 11.6%, increase of total loan dispositions during the comparable period a year ago. To a slightly lesser extent, the increase is attributable to higher gain on sale rates recognized by the Company in its securitization and whole loan sales for cash during the three months ended September 30, 2001 when compared to the gain on sale rates recognized on its loan dispositions during the three months ended September 30, 2000. During the three months ended September 30, 2001 and 2000, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. However, the mix in the composition of securitizations and whole loan sale for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow requirements. During the three months ended September 30, 2001, $175.0 million and $570.7 million of mortgage loans were disposed in securitizations and whole loan sales, or 23.5% and 76.5%, respectively, of the $745.7 million of total loan dispositions during the period. In comparison, during the three months ended September 30, 2000 mortgage loans disposed in securitizations and whole loans sales were $460.0 million and $207.9 million, or 68.9% and 31.1%, respectively, of the $667.9 million of total loan dispositions during the period. The gain on sale rates realized by the Company on whole loan sales for cash were generally higher during the three months ended September 30, 2001 compared to the gain on sale rates during the comparable three month period a year ago due to a combination of pricing and underwriting changes made by the Company and generally better conditions in the whole loan and securitization markets during the September 2001 quarter when compared to market conditions during the September 2000 quarter.

    Included in gain on sale during the three months ended September 30, 2001 and 2000, are $5.0 and $17.8 million realized by the Company on its sales to an affiliate for cash of the residual interests created in the securitizations during the respective periods. Gain on sale of loans during the three months ended September 30, 2001 and 2000 also includes $2.3 million and $5.4 million, respectively, of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold to an unaffiliated independent mortgage servicing company relating to the securitizations during the respective periods. Gain on sale of loans during the three months ended September 30, 2001 and 2000 was reduced by the amortization of costs related to obtaining the Residual Facility of $0.2 million and $0.8 million, respectively, of which approximately $0.2 million and $0.7 million, respectively, related to amortization of the Facility fee paid to CZI. At September 30, 2001, the remaining costs left to be amortized to gain on sale of loans related to the Residual Facility were $1.2 million, of which $1.1 million related to the facility fee.

    From time to time, the Company enters into forward interest rate swap agreements to hedge interest rate exposure to its fixed rate mortgage loan inventory and its fixed rate pipeline of mortgage loans in anticipation of closing securitizations. Included in gain on sale of loans during the three months ended September 30, 2001 and 2000 were $1.6 million and $2.3 million of hedge losses.

    Origination Fees.  Origination fee revenue is primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company. Origination fee revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Origination fee revenue during the three months ended September 30, 2001 was $13.8 million, up $1.5 million, or 12.2% from $12.3 million during the three months ended September 30, 2000. The increase in origination fee revenue during the September 2001 quarter is attributable primarily to the $88.3 million increase in retail loan production during the three months ended September 30, 2001, over production amounts reported in the comparable period a year ago, partially offset by a decrease in average points and fees per loan due to the Company's focus on higher credit-quality borrowers and a reduction in points and fees charged by the Company in certain states and for certain loan products in response to recent regulatory changes. The Company expects weighted average points charged to decline further in fiscal 2002 as the Company expects to continue to reduce points and fees charged in certain states in response to pending legislation and regulation restricting points and fees in numerous states.

    Loan Servicing.  Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company, and servicing fees earned on securitized pools, reduced by subservicing costs, related to servicing advance arrangements and amortization of the Company's MSR's. See "Certain Accounting Considerations." Loan servicing revenue during the three months ended September 30, 2001 decreased to $3.1 million from $4.3 million during the three months ended September 30, 2000. The $1.2 million decrease in loan servicing revenue during the three months ended September 30, 2001 from the comparable period a year ago was due primarily to declines in servicing, late and prepayment fees aggregating $2.6 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $1.2 million. The declines in servicing, late and prepayment fees during the three months ended September 30, 2001 are due to the

$675.0 million decrease in the size of the servicing portfolio at September 30, 2001 compared to September 30, 2000, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the three months ended September 30, 2001 were $0.8 million, down $0.5 million from the $1.3 million of such expenses during the three months ended September 30, 2000. The subservicing expenses are a result of two arrangements entered into by the Company in order to reduce its advance obligations. In the first arrangement, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($169.1 million at September 30, 2001) in principal amount of loans. In the second arrangement, an investment bank purchased certain advances and agreed to undertake the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. While the Company has existing advance arrangements with these two counterparties to reduce its advance obligations, such arrangements are not applicable to all advance obligations. The Company expects this element of subservicing expense to trend downward in future periods as the balance of loans subserviced declines. The Company also expects amortization of the Company's MSRs to decline as the servicing portfolio decreases.

    The Company has generally not added any new loans to the servicing portfolio (excluding loans subserviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's loan servicing portfolio at September 30, 2001 decreased $675.0 million, or 19.9% to $2.7 billion from $3.4 billion reported at September 30, 2000, reflecting loan servicing portfolio runoff during the period. Moreover, subsequent to September 30, 2001, the Company transferred to the purchasers or their designated servicers the approximately $543.0 million of loans, which represented loans sold in whole loan sales during the September 2001 quarter and in the September 2001 securitization but subserviced by the Company at September 30, 2001 on an interim basis. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. Future loan servicing revenue will be negatively impacted by continuing declines in the size of the loan servicing portfolio and in prepayment fees due to the aging of loans in the portfolio past the term of any prepayment penalties on loans, and by the costs associated with the arrangements the Company entered into to reduce advances on securitization trusts.

    Interest Income.  Interest income includes interest on loans held for sale, discount accretion income associated with the Company's residual interests and interest on short-term overnight investments. Interest income during the three months ended September 30, 2001 decreased $1.0 million to $22.4 million from $23.4 million during the three months ended September 30, 2000 due primarily to lower accretion on Company's residual interests due to a lower level of residuals during the three months ended September 30, 2001 compared to the same period a year ago, partially offset by an increase in interest income attributable to higher balances of loans held for sale despite lower weighted average interest rates during the three months ended September 30, 2001 compared to such balances and rates during the comparable period in 2000.

Expenses

    Personnel.  Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes incentives that are generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Compensation expense during the three months ended September 30, 2001 was $25.9 million compared to $26.1 million during the three months ended September 30, 2000. Salaries, commissions, bonuses and incentives increased $1.8 million, or 8.7%, during the three months ended September 30, 2001 over the amount reported during the three months ended September 30, 2000 due primarily to incentive compensation awards to retail account executives relative to the $88.3 million, or 41.9% increase in retail production during the September 2001 quarter over retail production volumes reported during the September 2000 quarter. To a lesser extent, personnel expense increased $0.5 million during the three months ended September 30, 2001 over the amount reported during the comparable period a year ago due to increased medical and other benefit costs. The increase in personnel expense during the three months ended September 30, 2001 over such expense during the comparable period a year ago was largely offset by a $2.5 million decline during the three months ended September 30, 2001 in recognized deferred direct compensatory costs from the comparable period in 2000.

    Production.  Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees decreased $0.2 million, or 4.2%, to $4.3 million during the three months ended September 30, 2001, from $4.5 million during the three months ended September 30, 2000. The decrease in production expense during the three months ended September 30, 2001 from the comparable period in 2000 is due primarily to the Company's cost reduction efforts, which include reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies in its retail loan office network. Production expense expressed as a percentage of total loan origination volume for the three months ended September 30, 2001 was 0.6% compared to 0.9% during the comparable three month period in 2000. The decline is attributable to the 4.2% decrease in production expense coupled with a $205.2 million, or 39.6% increase in total origination volume during the three months ended September 30, 2001 over the total origination volumes reported during the comparable three month period in 2000.

    General and Administrative.  General and administrative expense decreased $2.9 million to $10.7 million during the three months ended September 30, 2001 from $13.6 million during the comparable three month period in 2000. The decrease was primarily attributable to declines in the professional, occupancy, communication, legal and depreciation expenses. General and administrative expense also includes the amortization of financing costs and other arrangements entered into by the Company which decreased by $0.9 million to $1.2 million during the three months ended September 30, 2001 from $2.1 million during the three months ended September 30, 2000.

    As part of the Company's on-going cost savings program, the Company is evaluating subleasing opportunities for space it currently occupies that is subject to operating leases. If the Company agrees to sublease such space at lease rates significantly less than existing base lease terms, or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant charge to earnings.

    Interest Expense.  Interest expense decreased $4.0 million, or 26.4%, to $11.1 million during the three months ended September 30, 2001 from $15.0 million during the comparable three month period in 2000. The decrease in interest expense during the three months ended September 30, 2001 from interest expense levels reported during the comparable 2000 period resulted primarily from lower pricing under various revolving warehouse and repurchase facilities attributable to declines in the one-month LIBOR in light of the current interest rate environment despite increased average borrowings during the September 2001 quarter over a year ago to fund the origination of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its loan production operations.

    Income Taxes.  During the three months ended September 30, 2001, the Company recorded an income tax provision of $526,000 and such provision relates principally to the Company's estimated tax on excess inclusion income on the Company's REMIC trusts. During the three months ended September 30, 2000, the Company recorded an income tax provision of $36,000 and such provision relates primarily to miscellaneous state tax obligations. The investment in the Company by Capital Z in fiscal 1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

Financial Condition

    Loans Held for Sale.  The Company's portfolio of loans held for sale decreased to $395.4 million at September 30, 2001 from $417.2 million at June 30, 2001. The decrease is due to the Company's $175.0 million securitization and $570.6 million of whole loan sales in the secondary markets during the three months ended September 30, 2001, partially offset by the Company's $723.3 million of loan production during the period.

    Accounts Receivable.  Accounts receivable are comprised of advances to the securitization trusts; servicing and late fees; amounts due from CZI under the Residual Facility; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. While the Company has existing advance arrangements with two different counterparties to reduce its advance obligations, such arrangements are not applicable to all advance obligations. Therefore, the Company funds advances on a recurring basis not otherwise covered by such arrangements and recovers those advances on a periodic basis. Accounts receivable increased to $5.0 million to $76.0 million at September 30, 2001 from $71.1 million at June 30, 2001. The increase is primarily attributable to a $4.6 million increase in the advances to the securitization trusts, and increases of $0.1 million and $0.5 million in amounts due from CZI and in cash due from the securitization trusts, respectively, partially offset by a decline of $0.3 million in servicing and late fees receivable.

    The $4.6 million increase in advances to the securitization trusts at September 30, 2001 from June 30, 2001 is comprised of $12.8 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $8.2 million of recoveries of such advances during the three months ended September 30, 2001. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. At September 30, 2001, the Company was owed $5.0 million by CZI under the Residual Facility related to the Company's sale for cash to CZI of the residual interest created in the September 2001 securitization. Subsequent to September 30, 2001, the $5.0 million was received in full. The increase in cash due from the securitized trusts at September 30, 2001 from June 30, 2000 is attributable to the timing and amount of cash expected to be released to the Company from the securitization trusts at September 30, 2001 when compared to timing and amount of cash expected to be released at June 30, 2001. The decline in servicing and late fees receivable at September 30, 2001 from June 30, 2001 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its servicing portfolio. The Company periodically evaluates its accounts receivable for realizability and charges income for amounts deemed uncollectible.

    Residual Interests.  Residual interests decreased to $224.2 million at September 30, 2001 from $237.8 million at June 30, 2001, reflecting $12.6 million of cash received from the securitized trusts and a $10.0 million write-down, partially offset by $8.9 million of accretion during the three months ended September 30, 2001. During the three months ended September 30, 2001, the Company did not retain the residual interest in the $175.0 million securitization consummated during the period. The $5.0 million residual interest created in the securitization during the September 2001 quarter was sold to CZI for cash, which was received subsequent to September 30, 2001.

    Mortgage Servicing Rights, net.  MSRs, net, decreased to $5.5 million at September 30, 2001 from $6.5 million at June 30, 2001 reflecting amortization of $1.0 million during the three months ended September 30, 2001. During the three months ended September 30, 2001, the Company did not capitalize any MSRs as the Company sold for cash the MSRs on the mortgage loans in the $175.0 million securitization which closed during the period. All of the Company's $570.6 million of whole loan sales for cash during the three months ended September 30, 2001 were sold with servicing released.

    Equipment and Improvements, net.  Equipment and improvements, net, increased to $11.2 million at September 30, 2001 from $11.1 million at June 30, 2001 reflecting the capitalization of new equipment and improvement acquisitions, partially offset by depreciation and amortization during the three months ended September 30, 2001.

    Prepaid and Other Assets.  Prepaid and other assets decreased to $13.8 million at September 30, 2001 from $14.1 million at June 30, 2001, reflecting a decrease in the capitalized costs incurred for financing and other arrangements entered into by the Company during the three months ended September 30, 2001.

    Borrowings.  Amounts outstanding under borrowings of $269.7 million at September 30, 2001 remained unchanged from the same amount outstanding at June 30, 2001.

    Revolving Warehouse Facilities.  Amounts outstanding under revolving warehouse and repurchase facilities decreased to $342.2 million at September 30, 2001 from $393.3 million at June 30, 2001, primarily as the result of the decrease in loans held for sale due to whole loan sales and the securitizations during the three months ended September 30, 2001, partially offset by the Company's loan production during the period. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

    Income taxes payable.  Income taxes payable increased $0.7 million to $8.8 million at September 30, 2001 from $8.1 million at June 30, 2001 reflecting the provision for income taxes and miscellaneous income tax refunds of $0.5 million and $0.2 million, respectively, recorded during the three months ended September 30, 2001.

Liquidity and Capital Resources

    The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) the funding of mortgage loan originations prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or over-collateralization requirements in connection with the securitization, (iv) ongoing administrative, operating, and tax expenses, (v) interest and principal payments under the Company's revolving warehouse and repurchase facilities and other existing indebtedness and (vi) advances in connection with the Company's servicing portfolio.

    The Company's primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) the securitization and sale of mortgage loans and related servicing rights, (iii) sales of residual interests under the Residual Facility and (iv) the monetization of the Company's servicing advances. The Company historically had access to working capital financing facilities and the issuance of debt and equity securities to finance its operating cash requirements; however, due to the Company's operating performance in the three most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future.

    The Company had cash and cash equivalents of approximately $13.7 million at September 30, 2001.

    Warehouse and Repurchase Facilities.  The Company generally relies on revolving warehouse and repurchase facilities to originate mortgage loans and hold them prior to securitization or sale. At September 30, 2001, the Company had committed revolving warehouse and repurchase facilities in the amount of $793.4 million (excluding $6.6 million outstanding on the $35.0 million non-revolving subline described more fully below). Of the $793.4 million of committed revolving warehouse and repurchase facilities available to the Company at September 30, 2001, $300.0 million, $300.0 million and $200.0 million expire on November 16, 2001, January 23, 2002 and June 30, 2002, respectively. The

$300.0 million repurchase facility expiring on November 16, 2001 is in the process of being renewed for a 364 day term expiring on or about November 15, 2002. While no absolute assurances can be given, management believes the facility will be renewed as discussed above.

    Certain of the Company's warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

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

    Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. Due to the $33.2 million net loss for the quarter ended March 31, 2001, the Company currently does not satisfy the specified net worth test, and as a result, the monoline insurer can terminate the Company as servicer. The monoline insurer has to date waived the Company's failure to satisfy the net worth test.

    Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Funded warehouse indebtedness is generally not included in the indebtedness limitations. Securitization obligations are generally not included in the indebtedness limitations. As a result of the net losses during each of the fiscal years in the three year period ended June 30, 2001, the Company is restricted from incurring additional indebtedness as defined in the Indenture. The Company's repurchase and warehouse facilities also contain limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of assets allocable to post-September 1996 securitizations which the Company may pledge to secure debt is limited by the Indenture to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million. The Company pledged substantially all of its previously unencumbered residual interests in order to secure the subline. The Company does not anticipate having additional residual interests available to finance in the near term. This could restrict the Company's ability to borrow to provide working capital as needed in the future.

    The Securitization and Sale of Mortgage Loans.  The Company's ability to sell loans originated by it in the secondary market through securitizations and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new mortgage loan originations. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination and purchase operations.

    The Company securitized $175.0 million of loans and sold $570.6 million of loans in whole loan sales during the three months ended September 30, 2001 compared to $460.0 million of loans securitized and $207.9 million of loans sold in whole loan sales, respectively, in the comparable period a year ago. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations—Revenue."

    In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At September 30, 2001, the Company was required to maintain overcollateralization amounts of $269.4 million, of which $195.2 million was maintained. The remaining $74.2 million is required to be added to the overcollateralization amounts from future spread income from the loans in the securitization trusts. Of the $269.4 million of overcollateralization amounts required at September 30, 2001, $44.5 million is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts.

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

    On September 25, 2001, the Company sold a residual interest to CZI pursuant to the Residual Facility for $5.0 million which was received subsequent to September 30, 2001. At September 30, 2001, the capacity remaining under the Residual Facility was $24.9 million. It is the Company's expectation to sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis. There can be no assurance that the Residual Facility will be renewed beyond its expiration.

    In connection with obtaining the Residual Facility, the Company paid a facility fee of $3.0 million to CZI. The facility fee is being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three months ended September 30, 2001 and 2000, facility fee amortization charged to gain on sale of loans was $0.2 million and $0.7 million, respectively. At September 30, 2001, the remaining unamortized portion of the facility fee was $1.1 million which will be charged to income in future periods pursuant to the method described above as the Residual Facility is used. If the Residual Facility expires with remaining capacity available or if it were to be terminated prior to its full usage, any remaining unamortized fees would be charged to gain on sale of loans at such times.

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

    Working Capital Financing Facilities.  On February 11, 2000, the Company obtained $35.0 million ($6.6 million at September 30, 2001) by drawing against a working capital facility in the same amount which is collateralized by certain of its residual interests and certain other collateral. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline for which the Company paid Capital Z a $1 million fee.

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

    The Company has previously raised $179.2 million through the sale of preferred stock in several phases, consisting of $172.6 million to Capital Z and its designees, $2.4 million to certain members of the Company's management and $4.2 million to holders of the Company's common stock. Capital Z invested $76.8 million in February 1999, $25.0 million in August 1999, $20.8 million pursuant to their standby commitment in a rights offering in October 1999, $34.7 million in June, 2000 and $15.3 million in July 2000. The Company also issued $1.1 million of preferred stock to certain management investors in October 1999, and $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company in August 2000. The Company raised $4.2 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in October, 1999. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $.85 per share in July 2001.

    In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At September 30, 2001, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeble future.

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

Risk Management

    At September 30, 2001, the Company had no forward interest rate swap agreements in place, while at September 30, 2000, the Company had $95.0 million of forward interest rate swap agreements in place to hedge exposure to its fixed rate loans held for sale. Included in gain on sale of loans for the three months ended September 30, 2001 and 2000 are charges of $1.6 million and $2.3 million, respectively, to earnings reflecting the Company's mark to the estimated fair value of the contracts in place during the three months ended September 30, 2001 and 2000. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap agreement or charges to earnings on future derivative contracts into which the Company may enter.

Rate Sensitive Derivative Financial Instruments, Rate Sensitive Assets and Liabilities and Off-Balance Sheet Activities

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

    Rate sensitive assets and liabilities.  At September 30, 2001, the Company's $395.4 million inventory of loans held for sale was comprised of $158.6 million and $236.8 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 10.6% and 10.2%, respectively. The weighted average interest rate on the Company's inventory of loans held for sale was 10.4% at September 30, 2001. In comparison, at June 30, 2001 the Company's $417.2 million inventory of loans held for sale was comprised of $146.6 million and $270.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 9.72% and 10.34%, respectively. The weighted average interest rate on the Company's inventory of loans held for sale was 10.12% at June 30, 2001.

    At September 30, 2001, the Company had aggregate outstanding funded indebtedness of $611.9 million, of which $342.2 million and $269.7 million bore variable and fixed interest rates, respectively. At September 30, 2001, the weighted average interest rate on the Company's $342.2 million of outstanding revolving warehouse and repurchase facilities was 3.90%. All of the Company's revolving warehouse and repurchase facilities were indexed to one-month LIBOR which, at September 30, 2001, was 2.63%. The weighted average interest rate on the Company's $269.7 million of outstanding fixed rate borrowings was 7.62% at September 30, 2001. In comparison, at June 30, 2001 the weighted average interest rate on the Company's $393.3 million of outstanding revolving warehouse and repurchase facilities was 5.02%. At June 30, 2001, the one-month LIBOR was 3.86%. The weighted average interest rate on the Company's $269.7 million of outstanding fixed rate borrowings was 7.62% at June 30, 2001.

    Residual Interests and MSRs.  The Company had residual interests of $224.2 million and $237.8 million outstanding at September 30, 2001 and June 30, 2001, respectively. The Company also had MSRs outstanding at September 30, 2001 and June 30, 2001 in the amount of $5.5 million and $6.5 million, respectively. Both of these instruments are recorded at estimated fair value at September 30, 2001 and June 30, 2001. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at September 30, 2001 and June 30, 2001. The weighted average life of the mortgage loans used for valuation was 3.0 years at September 30, 2001 and 3.1 years at June 30, 2001.

    These assets are subject to risk in accelerated mortgage prepayment or credit losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or credit losses be below expectations.

    Fair Value of Financial Instruments.  The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, accounts receivables and revolving warehouse and repurchase facilities. Accounts receivable and revolving warehouse and repurchase facilities are short term in nature or generally bear market rates of interest. The carrying amounts of these instruments are reasonable estimates of their fair values. Loans held for sale are carried at the lower of cost or market.

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

    Warehousing Exposure.  The Company utilizes warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization. As of September 30, 2001, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $793.4 million (net of $6.6 million outstanding on a $35.0 million subline); the total amounts outstanding related to these facilities was $342.2 million at September 30, 2001. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

    The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised their contention that the Company routinely "upcharges" third party fees and underdiscloses annual prepayment rates. On September 19, 2001, Plaintiffs amended their complaint to assert claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under RESPA. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. Aames has removed the action to federal court in the Central District of California (case no. SACV-01-939-GLT), and has answered the amended complaint, asserting various affirmative defenses. Not trial date has been set.

    The Company cannot predict the outcome of these matters. The Company intends to vigorously defend these actions; however, the Company believes that an unfavorable outcome of one or more of the above cases could have a material adverse effect on the Company's consolidated financial position and results of operations.

    The Company and certain of its subsidiaries were previously defendants in Alvarez et. al. v. American General Finance, et. al (including One Stop Mortgage, Inc., Aames Funding Corp., d/b/a/ Aames Home Loan), a putative class action filed on approximately July 20, 2001, in U.S. District Court, Northern District, Eastern Div., Illinois, case No. 01C4648. Plaintiff filed an amended complaint omitting the Company from the action.

    The Company becomes involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In the opinion of the Company, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on its consolidated financial position and results of operations.

Item 2. Changes in Securities—None

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The Company held its Annual Meeting of Stockholders (the "Meeting") on November 2, 2001.

(b)
The following four Series B Directors were elected at the meeting to serve one year terms:

    Daniel C. Lieber
    Mani A. Sadeghi
    Robert A. Spass
    Joseph R. Tomei

    The following Class III Director was elected at the Meeting to serve a three-year term:

    Eric C. Rahe

    The following Directors continued in office after the Meeting:

    Jenne K. Britell
    David H. Elliott
    A. Jay Meyerson
    Stephen E. Wall

(c)
At the Meeting, stockholders voted on (1) the election of four Series B directors, (2) the election of one Class III Director; and (3) the ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ended June 30, 2002. The results of the voting were as follows:

	Votes
Matter	For	Against	Withheld	Abstentions	Broker Non-votes
Election of Series B Directors:
Daniel C. Lieber	5,340,800	0	0	0	0
Mani A. Sadeghi	5,340,800	0	0	0	0
Robert A. Spass	5,340,800	0	0	0	0
Joseph R. Tomei	5,340,800	0	0	0	0
Election of Class III Common Stock Director:
Eric C. Rahe	10,683,097	0	79,717	0	0
Ratification of Independent Accountants	89,552,559	37,116	0	1,509	0

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits: See Exhibit Index

(b)
The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

      (1) The Company filed a Current Report on Form 8-K on July 3, 2001 (dated May 31, 2001) reporting delinquency and loss statistics in the loan services portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

      (2) The Company filed a Current Report on Form 8-K on August 3, 2001 (dated June 30, 2001) reporting the: delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company; completion of a securitization of mortgage loans; whole loan sales of mortgage loans; and renewal of a revolving purchase facility.

AAMES FINANCIAL CORPORATION

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION
Date: November 14, 2001	By:	/s/ RONALD J. NICOLAS, JR Ronald J. Nicolas, Jr Executive Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant, as amended (2)
4.1	Specimen certificate evidencing Common Stock of Registrant (1)
4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)
4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)
4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)
4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)
4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)
4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)
4.8(a)	Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent (4)
4.8(b)	Amendment to Rights Agreement, dated as of April 27, 1998 (5)
4.8(c)	Amendment to Rights Agreement, dated as of December 23, 1998 (6)
4.9(a)	Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002 (7)
4.9(b)	Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 4.9(a) (8)
4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (9)
4.11(a)	First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (9)
4.11(b)	Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (10)
10.31(a)	Master Loan and Security Agreement, dated as of October 29, 1999, between Aames Capital Corporation and Morgan Stanley Mortgage Capital, Inc. (11)
10.31(i)	Eighth Amendment, dated as of July 13, 2001 to Exhibit 10.31(a)(12)
10.31(j)	Tenth Amendment, dated as of November 9, 2001 to Exhibit 10.31(a)
10.32(a)	Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB
10.32(b)	First Amendment, dated as of June 21, 2001, to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB (13)
10.32(c)	Second Amendment, dated as of June 21, 2001, to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB (14)

10.32(d)	Guaranty to the Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB
11	Computation of Per Share Loss

(1)
Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000.

(2)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and filed with the Commission on September 3, 1999

(3)
Included in Exhibit 3.1

(4)
Incorporated by reference from Registrant's Registration Statement on Form 8-A, File No. 33-13660, filed with the Commission on July 12, 1996

(5)
Incorporated by reference from Registrant's Registration Statement on Form 8-A/A dated as of, and filed with the Commission on, April 27, 1998

(6)
Incorporated by reference from Registrant's Current Report on Form 8-K dated as of December 23, 1998 and filed with the Commission on December 31, 1999

(7)
Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-88516

(8)
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

(11)
Incorporated by reference from Registrant's Current Report on Form 8-K dated as of October 29, 1999 and filed with the Commission on January 14, 2000

(12)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2001

(13)
Incorporated by reference from Registrant's Exhibit 10.32(a) to the Annual Report on Form 10-K for the year ended June 30, 2001

(14)
Incorporated by reference from Registant's Exhibit 10.32(b) to the Annual Report on Form 10-K for the year ended June 30, 2001

QuickLinks

TABLE OF CONTENTS
  Item 1. Financial Statements
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED )
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities—None
  Item 3. Defaults upon Senior Securities—None
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information—None
  Item 6. Exhibits and Reports on Form 8-K
AAMES FINANCIAL CORPORATION SIGNATURES
EXHIBIT INDEX