Form 10-K/A
period 2001-06-30
AAMES FINANCIAL CORP/DE
filed 2002-01-23
CIK 879957

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Common Stock, par value $0.001
Preferred Stock purchase rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        At January 18, 2002, there were outstanding 6,471,148 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($0.75 per share) of the Registrant's Common Stock as quoted on the Over-the-Counter Bulletin Board was $4,852,236. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

Documents Incorporated by Reference

        Portions of Registrant's Proxy Statement relating to its 2001 Annual Meeting of Stockholders or an amendment to this Form 10-K are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

Index to Form 10-K/A

    Aames Financial Corporation (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission on September 28, 2001:

Item No.		Page No.
	Part I
1	Business	1
3	Legal Proceedings	21
	Part II
6	Selected Financial Data	24
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
7A	Quantitative and Qualitative Disclosures About Market Risk	25
8	Financial Statements and Supplementary Data	52
	Part IV
	Signatures	54

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

    The New York Stock Exchange (the "NYSE") suspended trading of the Company's common stock, par value $0.001 ("Common Stock"), as of November 15, 2001, due to the fact that the Company's Common Stock did not meet the NYSE's continued listing requirements of a thirty day average trading price above $1.00 per share. The Company did not contest the NYSE's decision. The Company's Common Stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol "AMSF."

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

    The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised their contention that the Company routinely "upcharges" third party fees and underdiscloses annual prepayment rates. On September 19, 2001, Plaintiffs amended their complaint to assert claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under RESPA. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. Aames has removed the action to federal court in the Central District of California (case no. SACV-01-939-GLT), and has answered the amended complaint, asserting various affirmative defenses. No trial has been set.

    The Company cannot predict the outcome of these matters. No accrual has been recorded in the accompanying consolidated financial statements for a potential unfavorable outcome of these matters. The Company is neither able to conclude on the probability of unfavorable outcomes nor can the Company reasonably estimate loss amounts, if any, related to these matters as these matters are in their early stages and due to the uncertainties associated with litigation. The Company intends to vigorously defend these actions; however, the Company believes that an unfavorable outcome of one or both of the above cases could have a material adverse effect on the Company's consolidated financial position and results of operations.

    The Company and certain of its subsidiaries were defendants in Alvarez et. al. v. American General Finance, et. al (including One Stop Mortgage, Inc., Aames Funding Corp., d/b/a/ Aames Home Loan), a putative class action filed on approximately July 20, 2001, in U.S. District Court, Northern District, Eastern Div., Illinois, case No. 01C4648. Plaintiff filed an amended complaint omitting the Company from the action.

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

*
As reported by Bloomberg

    As of September 20, 2001, the Company had approximately 309 stockholders of record. No common share dividends were accrued or paid in the years ended June 30, 2001 and 2000. The Company accrued and subsequently paid an aggregate of $0.17 per common share in dividends for the fiscal year ended June 30, 1999. The Board of Directors of the Company reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company's earnings and cash flows improved. Credit agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements or would otherwise cause a breach of a net worth or liquidity covenants. The Company's Indenture relating to its 9.125% Senior Notes due 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period (minus 100% of any deficit); (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994 (minus 100% of net losses for any fiscal year), plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994. Under the most restrictive of these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

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

	Year Ended June 30,
	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue:
Gain on sale of loans	$73,435	$48,098	$44,855	$120,828	$135,421
Valuation (write-down) of residual interests and mortgage servicing rights	(33,600)	(82,490)	(194,551)	19,495	(18,950)
Origination fees	47,430	37,951	39,689	34,282	35,616
Loan servicing	14,989	15,654	23,329	10,634	14,096
Interest	86,477	94,569	70,525	81,250	48,348

Total revenue, including valuation (write-down) of residual interests and mortgage servicing rights	188,731	113,782	(16,153)	266,489	214,531
Total expense	217,366	232,785	261,996	213,683	205,071

Income (loss) before income taxes	(28,635)	(119,003)	(278,149)	52,806	9,460
Provision (benefit) for income taxes	1,889	3,369	(30,182)	25,243	7,982

Net income (loss)	$(30,524)	$(122,372)	$(247,967)	$27,563	$1,478

Net income (loss) per common share—diluted	$(7.11)	$(21.02)	$(40.31)	$4.36	$0.26

Weighted average number of common Shares outstanding (in thousands)—diluted	6,251	6,209	6,200	7,150	5,674

Cash dividends paid per common share	$—	$—	$0.17	$0.66	$0.65

Cash Flow Data:
Cash provided by (used in) operating activities	$(5,936)	$99,391	$(466,966)	$(49,661)	$(280,073)
Cash used in investing activities	(5,048)	(2,664)	(5,229)	(5,163)	(8,864)
Cash provided by (used in) financing activities	28,388	(107,312)	480,637	40,244	291,898
Net increase (decrease) in cash and cash equivalents	17,404	(10,585)	8,442	(14,580)	2,961
Other Data:
Loans originated or purchased:
Broker	$1,191,079	$1,262,900	$1,182,100	$1,101,200	$741,000
Retail	1,180,551	783,700	770,000	636,100	436,900
Correspondent	—	32,700	241,500	646,300	1,170,000

Total	$2,371,630	$2,079,300	$2,193,600	$2,383,600	$2,347,900

Loan dispositions:
Whole loans sold	$1,102,465	$1,419,199	$1,236,050	$416,390	$7,500
Loans pooled and sold in securitizations	1,231,464	803,557	649,999	2,034,300	2,262,700

Total	$2,333,929	$2,222,756	$1,886,049	$2,450,690	$2,270,200

Loans serviced at period end	$2,717,000	$3,560,000	$3,841,000	$4,147,000	$3,174,000
Weighted average points on retail loan originations(1)	4.0%	4.7%	4.8%	4.3%	4.9%
Weighted average interest rate(1)	10.3	10.2	9.8	10.1	10.6
Weighted average initial combined loan-to-value ratio(1)(2):
Retail loans	75	73	72	70	67
Broker network	79	78	76	75	71
Correspondent loans	—	81	80	79	71
At period end:
Number of retail branches	100	100	101	103	56
Number of regional broker offices	5	7	35	52	37
National Loan Center	1	1	—	—	—

	At June 30,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$27,583	$10,179	$20,764	$12,322	$26,902
Residual interests and mortgage servicing rights	244,383	303,302	353,255	522,632	360,892
Total assets	785,397	790,364	1,021,097	815,187	717,595

10.5% Senior Notes due February 2002	5,750	11,500	17,250	23,000	23,000
9.125% Senior Notes due November 2003	150,000	150,000	150,000	150,000	150,000
5.5% Convertible Subordinated Debentures due March 2006	113,970	113,970	113,970	113,990	113,990
Total long-term debt	269,720	275,470	281,220	286,990	286,990
Stockholder's equity	45,885	74,478	145,556	304,051	239,755

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

Certain Accounting Considerations

    The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Residual Facility, entered into by the Company on August 31, 2000, strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through the periodic sales of residual interests for cash. The Company did not retain residual interests created in any of the $1.2 billion of securitizations which closed during the year ended June 30, 2001 as all such residual interests were sold for cash under the Residual Facility.

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

    The Company's residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of its residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis the Company evaluates the effects, if any, that increasing or decreasing interest rates may have on its residual interests. The Company may adjust the value of its residual interests or take a charge to earnings related to its residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

    The following table summarizes certain information about the securitization trusts in which the Company has retained a residual interest at June 30, 2001 and 2000 (dollars in thousands):

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

    Certain historical data and key assumptions and estimates used by the Company in its June 30, 2001 and 2000 reviews of the residual interests retained by the Company were the following:

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

    The $188.6 million write-down to the Company's residual interests recorded during the year ended June 30, 1999 was comprised of unfavorable adjustments of $62.1 million, $67.2 million and $64.5 million made to the rate of prepayment, credit loss and discount rate assumptions, respectively, offset by a positive valuation adjustment of $5.2 million. The following sections discuss the changes made to the Company's prepayment, credit loss and discount rate assumptions during the year ended June 30, 1999:

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

    During the years ended June 30, 2001 and 2000, the Company sold $1.2 billion and $803.6 million, respectively, of mortgage loans in securitization transactions. During the year ended June 30, 2001, all of the residual interests created in the securitization transactions which closed during the year were sold to CZI for $45.1 million of cash. The Company retained the residual interests created in the securitizations which closed during the year ended June 30, 2000.

    Key assumptions and estimates used by the Company in measuring the residual interests at the date of securitization resulting from securitizations completed during the years ended June 30, 2001 and 2000 were as follows:

	June 30,
	2001	2000
Prepayments:
Estimated peak annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	27.1% to 30.0%	29.2% to 29.5%
Adjustable rate loans	39.9% to 42.6%	57.2% to 58.6%
Estimated weighted average life of securitized loans	2.6 years	3.0 years
Credit losses:
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	3.0%	2.6%
Total estimated prospective credit losses (dollars in thousands)	$36,978	$20,602
Discount rate	15.0%	15.0%

    During the year ended June 30, 2000, the Company used a prospective credit loss factor of 2.6% of the original principal balance of mortgage loans securitized. This estimate was based primarily upon the expected positive effects of credit and underwriting changes made by the Company in the loan origination process, the use of private mortgage insurance on certain loans to mitigate credit loss, the Company's decreased reliance on purchasing loans from correspondents and the Company's abandonment of certain lower credit grade loan programs.

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

    The following table illustrates certain information about the Company's rate sensitive assets and liabilities at June 30, 2001 and 2000:

June 30, 2001	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rate mortgage loans	$23,981	$32,478	$25,093	$19,031	$13,848	$32,138	$146,569	$149,670
Weighted average rate	9.72%	9.72%	9.72%	9.72%	9.72%	9.72%	9.72%
Variable rate mortgage loans	$38,292	$79,126	$52,642	$38,404	$22,962	$38,294	$270,595	$277,957
Weighted average rate	9.88%	9.95%	10.47%	10.75%	10.74%	10.69%	10.34%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$5,750	$—	$150,000	$—	$113,970	$—	$269,720	$118,354
Weighted average rate	7.62%	7.56%	5.5%	5.5%	5.50%	—	7.62%
Variable rate	$393,301	$—	$—	$—	$—	$—	$393,301	$393,301
Weighted average rate	5.02%	—	—	—	—	—	5.02%
Interest rate derivatives:
Interest rate swaps:
Notional amount	$25,000	—	—	—	—	—	$25,000	—
Pay rate	4.815%	—	—	—	—	—	—	—
Receive rate	4.815%	—	—	—	—	—	—	—

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

June 30, 2000	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rate mortgage loans	$25,016	$36,144	$28,449	$20,152	$14,030	$31,789	$155,580	$162,780
Weighted average rate	10.79%	10.79%	10.79%	10.79%	10.79%	10.79%	10.79%
Variable rate mortgage loans	$23,109	$73,837	$48,747	$30,913	$19,869	$37,866	$234,341	$245,187
Weighted average rate	10.50%	11.65%	12.85%	12.83%	12.82%	12.82%	10.48%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$5,750	$5,750	$—	$150,000	$—	$113,970	$275,470	$123,452
Weighted average rate	7.62%	7.56%	7.56%	5.50%	5.50%	5.50%	7.68%
Variable rate	$366,975	$8,040	$—	$—	$—	$—	$375,015	$375,015
Weighted average rate	8.11%	7.99%	—	—	—	—	8.11%
Interest rate derivatives:
Interest rate swaps:
Notional amount	—	—	—	—	—	—	—	—
Pay rate	—	—	—	—	—	—	—	—
Receive rate	—	—	—	—	—	—	—	—

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

AAMES FINANCIAL CORPORATION (Registrant)
Dated: December 19, 2001	By:	/s/ A. JAY MEYERSON A. Jay Meyerson Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JAY MEYERSON A. Jay Meyerson	Chief Executive Officer, Director (Principal Executive Officer)	December 19, 2001
/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr.	Executive Vice President—Finance and Chief Financial Officer	December 19, 2001
/s/ JENNE K. BRITELL Jenne K. Britell	Director	December 19, 2001
/s/ DAVID H. ELLIOTT David H. Elliott	Director	December 19, 2001
/s/ DANIEL C. LIEBER Daniel C. Lieber	Director	December 19, 2001
/s/ ERIC C. RAHE Eric C Rahe	Director	December 19, 2001
/s/ MANI A. SADEGHI Mani A. Sadeghi	Chairman of the Board and Director	December 19, 2001

/s/ ROBERT A. SPASS Robert A. Spass	Director	December 19, 2001
/s/ JOSEPH R. TOMEI Joseph R. Tomei	Director	December 19, 2001
/s/ STEPHEN E. WALL Stephen E. Wall	Director	December 19, 2001

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

F–4

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2001	2000	1999
Operating activities:
Net loss	$(30,524,000)	$(122,372,000)	$(247,967,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,494,000	5,637,000	5,673,000
Gain on sale of loans	—	(34,596,000)	(35,716,000)
Write-down of residual interests	33,600,000	77,490,000	186,451,000
Accretion of residual interests	(41,029,000)	(50,692,000)	(34,671,000)
Mortgage servicing rights originated	—	(5,175,000)	(6,194,000)
Mortgage servicing rights amortized	5,801,000	8,757,000	11,431,000
Mortgage servicing rights charged-off	—	5,000,000	8,100,000
Changes in assets and liabilities:
Loans held for sale originated or purchased	(2,371,630,000)	(2,079,278,000)	(2,193,635,000)
Proceeds from sale of loans held for sale	2,353,387,000	2,240,226,000	1,831,968,000
Decrease (increase) in:
Accounts receivable	(18,339,000)	4,251,000	(5,892,000)
Residual interests	60,547,000	49,169,000	39,976,000
Prepaid and other	588,000	286,000	2,007,000
Income tax refund receivable	—	1,737,000	(1,737,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,546,000)	(1,646,000)	(1,409,000)
Deferred income taxes	(285,000)	597,000	(25,351,000)

Net cash provided by (used in) operating activities	(5,936,000)	99,391,000	(466,966,000)
Investing activities:
Purchases of equipment and improvements	(5,048,000)	(2,664,000)	(5,229,000)
Financing activities:
Net proceeds from issuance of convertible preferred stock	15,852,000	59,418,000	92,179,000
Proceeds from sale of common stock or exercise of options	—	2,000	265,000
Reductions in borrowings	(5,750,000)	(5,750,000)	(5,770,000)
Proceeds from (reductions in) revolving warehouse and repurchase facilities	18,286,000	(160,982,000)	394,985,000
Dividends paid	—	—	(1,022,000)

Net cash provided by (used in) financing activities	28,388,000	(107,312,000)	480,637,000

Net increase (decrease) in cash and cash equivalents	17,404,000	(10,585,000)	8,442,000
Cash and cash equivalents at beginning of period	10,179,000	20,764,000	12,322,000

Cash and cash equivalents at end of period	$27,583,000	$10,179,000	$20,764,000

Supplemental disclosures:
Interest paid	$51,585,000	$53,392,000	$41,769,000
Income taxes paid (refunded)	$791,000	$1,028,000	$(4,470,000)

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

    The Company maintains a valuation account for certain loans held for sale that are severely delinquent, have significant collateral deficiencies or have other attributes that reduce their sale potential. The valuation account is netted against loans held for sale.

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

F–7

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

F–8

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

F–9

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

Adoption of Recent Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133"). SFAS No. 133, as amended, requires companies to record derivatives on the balance sheets as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. From time to time, the Company utilizes derivative financial instruments, such as forward interest rate swap agreements, to mitigate interest rate risk related to rising interest rates. Commencing July 1, 2000, derivative financial instruments are recorded at fair value on the Company's consolidated balance sheet. The Company records the fair value of any derivatives in prepaid and other assets or accounts payable and accrued expenses or in separate asset or liability line items, as the case may be, depending on materiality considerations. The Company's derivative financial instruments are not designated, and do not qualify, as accounting hedges. Therefore, changes in the fair value of the derivative financial instruments are recorded currently in operations as realized or incurred.

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

F–10

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

F–11

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

F–12

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

F–13

    The table below illustrates hypothetical fair values of the Company's residual interests at June 30, 2001 caused by assumed immediate adverse changes to the key assumptions, as more fully discussed above, used by the Company to determine fair value (dollars in thousands):

Prepayment speed assumption:
Fair value after:
Impact of a +10% change	$229,351
Impact of a +20% change	221,510
Credit loss assumption:
Fair value after:
Impact of a +10% change	229,451
Impact of a +20% change	221,093
Residual interest cash flows discount rate:
Fair value after:
Impact of a +10% change	232,972
Impact of a +20% change	227,379
Interest rate on adjustable mortgage loans:
Fair value after:
Impact of a +10% change	217,449
Impact of a +20% change	195,948

    These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution. The changes in the assumptions regarding prepayments and credit losses were applied to the cash flows of the mortgage loans underlying the retained interests. Changes in assumptions regarding discount rate were applied to the cash flows of the securitization trusts. Generally, changes in fair value based upon a change in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The changes in assumptions presented in the table above were calculated without changing any other assumptions. In reality, changes in one assumption may result in changes in another, which may magnify or offset the sensitivities presented. For example, changes in market interest rates may simultaneously impact the prepayment, credit loss and the discount rate assumptions.

    The table below summarizes cash flows received from (paid to) securitization trusts during the year ended June 30, 2001:

Proceeds from new securitizations	$1,227,023,000
Servicing fees received	10,416,000
Purchases of delinquent and foreclosed loans	(4,049,000)
Interest and servicing advances made	(55,053,000)
Interest and servicing advances received	25,350,000

    During the year ended June 30, 2001, the Company received $45.1 million of cash from CZI upon the sale of residual interests and received $10.0 million of cash from an investment bank upon the sale of certain advances.

    The principal balance of loans past due 90 days or more in loans held for sale and in the securitization trusts was $10.1 million and $232.6 million, respectively. During the year ended June 30, 2001, the Company charged-off $2.0 million of loans held for sale and net losses on liquidations of

F–14

mortgage loans in the securitization trusts were $89.8 million, which includes the purchase amount of delinquent and foreclosed loans.

    During the years ended June 30, 2001 and 2000, the Company sold $1.2 billion and $803.6 million, respectively, of mortgage loans in securitization transactions. During the year ended June 30, 2001, all of the residual interests created in the securitization transactions which closed during the year were sold to CZI for $45.1 million of cash. The Company retained the residual interests created in the securitizations which closed during the year ended June 30, 2000.

    Key assumptions and estimates used by the Company in measuring the residual interests at the date of securitization resulting from securitizations completed during the years ended June 30, 2001 and 2000 were as follows:

	June 30,
	2001	2000
Prepayments:
Estimated peak annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	27.1% to 30.0%	29.2% to 29.5%
Adjustable rate loans	39.9% to 42.6%	57.2% to 58.6%
Estimated weighted average life of securitized loans	2.6 years	3.0 years
Credit losses:
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	3.0%	2.6%
Total estimated prospective credit losses (dollars in thousands)	$36,978	$20,602
Discount rate	15.0%	15.0%

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

F–15

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

F–16

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

F–17

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

F–18

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

F–19

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

F–20

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

F–21

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

F–22

Professional Code §17200, et seq. Aames filed an answer denying the claims and asserting various affirmative defenses on September 4, 2001. No trial date has been set.

    The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised their contention that the Company routinely "upcharges" third party fees and underdiscloses annual prepayment rates. On September 19, 2001, Plaintiffs amended their complaint to assert claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under RESPA. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. Aames has removed the action to federal court in the Central District of California (case no. SACV-01-939-GLT), and has answered the amended complaint, asserting various affirmative defenses. No trial has been set.

    The Company cannot predict the outcome of these matters. No accrual has been recorded in the accompanying consolidated financial statements for a potential unfavorable outcome of these matters. The Company is neither able to conclude on the probability of unfavorable outcomes nor can the Company reasonably estimate loss amounts, if any, related to these matters as these matters are in their early stages and due to the uncertainties associated with litigation. The Company intends to vigorously defend these actions; however, the Company believes that an unfavorable outcome of one or both of the above cases could have a material adverse effect on the Company's consolidated financial position and results of operations.

    The Company and certain of its subsidiaries were defendants in Alvarez et. al. v. American General Finance, et. al (including One Stop Mortgage, Inc., Aames Funding Corp., d/b/a/ Aames Home Loan), a putative class action filed on approximately July 20, 2001, in U.S. District Court, Northern District, Eastern Div., Illinois, case No. 01C4648. Plaintiff filed an amended complaint omitting the Company from the action.

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

F–23

and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

    The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2001		June 30, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$27,583,000	$27,583,000	$10,179,000	$10,179,000
Loans held for sale	417,164,000	427,627,000	398,921,000	407,967,000
Accounts receivable	71,052,000	71,052,000	52,713,000	52,713,000
Residual interests, at estimated fair value	237,838,000	237,838,000	290,956,000	290,956,000
Mortgage servicing rights, net	6,545,000	6,545,000	12,346,000	12,346,000
Borrowings	269,720,000	118,354,000	275,470,000	123,452,000
Revolving warehouse and repurchase facilities	393,301,000	393,301,000	375,015,000	375,015,000
Interest rate swap agreements	-0-	-0-	NA	NA

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

F–24

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

F–25

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

F–26

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

F–27

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

F–28

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

    Through March 31, 2001, the Company's Series B, Series C and Series D Stock accrued and accumulated dividends at a rate of 6.5% which increased to 8.125% on April 1, 2001. At June 30, 2001 and 2000, aggregate accrued and unpaid dividends on the Company's convertible preferred stock were $24.0 million and $10.1 million, respectively. In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company's earnings and cash flows improved. Credit agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements or would otherwise cause a breach of a net worth or liquidity covenants. The Company's Indenture relating to its 9.125% Senior Notes due November 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period (minus 100% of any deficit); (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. The Company's Indenture of Trust relating to its 10.50% Senior Notes due February 2002 restricts the payment of dividends to an amount which does not exceed (i) $2.0 million, plus (ii) 50% of the Company's aggregate net income for each fiscal year after the year ended June 30, 1994 (minus 100% of net losses for any fiscal year), plus (iii) 100% of the net proceeds received by the Company on offerings of its equity securities after December 31, 1994. Under the most restrictive of these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

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

F–29

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

F–30

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

F–31

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

F–32

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

F–33

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

Index to Form 10-K/A
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