Form 10-Q/A
period 2001-09-30
AAMES FINANCIAL CORP/DE
filed 2002-01-23
CIK 879957

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        At January 18, 2002, Registrant had 6,471,148 shares of common stock outstanding.

Index to Form 10-Q/A

    Aames Financial Corporation (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2001 filed with the Securities and Exchange Commission on November 14, 2001:

Item No.		Page No.

	PART I—FINANCIAL INFORMATION
1	Financial Statements	3
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
2	Management's Discussion and Analyis of Financial Condition and Results of Operations	8
	PART II
1	Legal Proceedings	31
	Signature Page	33

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

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30, 2001	September 30, 2000
Operating activities:
Net income	$626,000	$693,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,113,000	1,320,000
Write-down of residual interests	10,000,000	—
Accretion of residual interests	(8,940,000)	(10,923,000)
Mortgage servicing rights amortized	1,066,000	1,741,000
Changes in assets and liabilities:
Loans held for sale originated or purchased	(723,298,000)	(518,138,000)
Proceeds from sale of loans held for sale	745,107,000	667,615,000
Decrease (increase) in:
Accounts receivable	(4,963,000)	(16,353,000)
Residual interests	12,626,000	20,345,000
Prepaid and other	298,000	(1,352,000)
Increase (decrease) in:
Accounts payable and accrued expenses	4,210,000	(2,081,000)
Income taxes payable	660,000	32,000

Net cash provided by operating activities	38,505,000	142,899,000

Investing activities:
Purchases of equipment and improvements	(1,254,000)	(1,564,000)

Net cash used in investing activities	(1,254,000)	(1,564,000)

Financing activities:
Net proceeds from convertible preferred stock issuance	—	15,857,000
Reductions in revolving warehouse and repurchase facilities	(51,088,000)	(138,715,000)

Net cash used in financing activities	(51,088,000)	(122,858,000)

Net increase (decrease) in cash and cash equivalents	(13,837,000)	18,477,000
Cash and cash equivalents at beginning of period	27,583,000	10,179,000

Cash and cash equivalents at end of period	$13,746,000	$28,656,000

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

    On November 1, 2001, the Company acquired certain assets including the retail origination platform, customer relationships, the pipeline of in-process loans as well as selected technology and miscellaneous assets and assumed certain lease and other liabilities of Residential Money Centers ("RMC"), an affiliate of GMAC-RFC. The Company received $2.3 million of cash from RMC and did not record any goodwill in the transaction. While this acquisition is expected to augment the loan production of the Company's National Loan Center, the acquisition is not expected to be material to the operations of the Company.

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

Certain Accounting Considerations

    The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Residual Facility, entered into by the Company on August 31, 2000, strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through the periodic sales of residual interests for cash. The Company did not retain residual interests created in any of the $1.2 billion of securitizations which closed during the year ended June 30, 2001 nor in the $175.0 million securitization which closed during the three months ended September 30, 2001. Such residual interests were sold for cash under the Residual Facility.

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

    The following table summarizes certain information about the securitization trusts in which the Company has retained a residual at September 30, 2001 and June 30, 2001 (dollars in thousands):

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

    Certain historical data and key assumptions and estimates used by the Company in its September 30, 2001 and June 30, 2001 review of the residual interests retained by the Company were the following:

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

    The residual interest created in the $175.0 million securitization consummated during the three months ended September 30, 2001 was sold for cash to CZI during the period. Consequently, that residual interest is no longer owned by the Company and, therefore is not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to its actual performance. Key assumptions used by the Company in measuring the residual interest in the $175.0 million securitization completed during the three months ended September 30, 2001, were (i) estimated peak annual prepayment rates of 31.5% and 42.7% on the outstanding principal balances of the securitized fixed and adjustable rate loans, respectively, (ii) future estimated prospective credit losses of 3.3% of the original principal balances of the securitized loans; and, (iii) a 15.0% discount rate.

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

    The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised their contention that the Company routinely "upcharges" third party fees and underdiscloses annual prepayment rates. On September 19, 2001, Plaintiffs amended their complaint to assert claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under RESPA. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. Aames has removed the action to federal court in the Central District of California (case no. SACV-01-939-GLT), and has answered the amended complaint, asserting various affirmative defenses. No trial date has been set.

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

AAMES FINANCIAL CORPORATION
Date: December 19, 2001	By:	/s/ RONALD J. NICOLAS, JR Ronald J. Nicolas, Jr Executive Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant, as amended (2)
4.1	Specimen certificate evidencing Common Stock of Registrant (1)
4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)
4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)
4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)
4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)
4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)
4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)
4.8(a)	Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent (4)
4.8(b)	Amendment to Rights Agreement, dated as of April 27, 1998 (5)
4.8(c)	Amendment to Rights Agreement, dated as of December 23, 1998 (6)
4.9(a)	Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002 (7)
4.9(b)	Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 4.9(a) (8)
4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (9)
4.11(a)	First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (9)
4.11(b)	Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (10)
10.31(a)	Master Loan and Security Agreement, dated as of October 29, 1999, between Aames Capital Corporation and Morgan Stanley Mortgage Capital, Inc. (11)
10.31(i)	Eighth Amendment, dated as of July 13, 2001 to Exhibit 10.31(a)(12)
10.31(j)	Tenth Amendment, dated as of November 9, 2001 to Exhibit 10.31(a)
10.32(a)	Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB
10.32(b)	First Amendment, dated as of June 21, 2001, to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB (13)
10.32(c)	Second Amendment, dated as of June 21, 2001, to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB (14)

10.32(d)	Guaranty to the Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB
11	Computation of Per Share Loss

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

Index to Form 10-Q/A
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