Form 10-Q
period 2001-12-31
AAMES FINANCIAL CORP/DE
filed 2002-02-14
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
COMMISSION FILE NUMBER 0-19604

__________

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

___________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At February 12, 2002, Registrant had 6,451,148 shares of common stock outstanding.

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2001	June 30, 2001
		(Audited)

ASSETS
Cash and cash equivalents	$ 13,870,000	$27,583,000
Loans held for sale, at lower of cost or market	398,160,000	417,164,000
Accounts receivable	69,717,000	71,052,000
Residual interests, at estimated fair value	211,134,000	237,838,000
Mortgage servicing rights, net	4,573,000	6,545,000
Equipment and improvements, net	10,678,000	11,076,000
Prepaid and other	13,185,000	14,139,000

Total assets	$721,317,000	$785,397,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$ 269,720,000	$269,720,000
Revolving warehouse and repurchase facilities	327,478,000	393,301,000
Accounts payable and accrued expenses	43,613,000	44,385,000
Accrued dividends on convertible preferred stock	32,681,000	23,975,000
Income taxes payable	8,482,000	8,131,000

Total liabilities	681,974,000	739,512,000

Commitments and contingencies
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized; none outstanding	-	-
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share; 61,230,000 shares authorized; 20,190,000 and 20,327,000 shares outstanding	20,000	20,000
Series D Convertible Preferred Stock; par value $0.001 per share; 108,566,000 shares authorized; 59,412,000 shares outstanding	59,000	59,000
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 6,450,000 and 6,264,000 shares outstanding	6,000	6,000
Additional paid-in capital	417,486,000	417,486,000
Retained deficit	(378,255,000)	(371,713,000)

Total stockholders' equity	39,343,000	45,885,000

Total liabilities and stockholders' equity	$721,317,000	$785,397,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

Six Months Ended December 31,	Three Months Ended December 31,

	2001	2000	2001	2000
Revenue:
Gain on sale of loans	$ 31,812,000	$ 18,708,000	$ 55,636,000	$ 38,630,000
Write-down of residual interests .	(17,000,000)	-	(27,000,000)	-
Origination fees	15,044,000	12,415,000	28,879,000	24,746,000
Loan servicing.	3,361,000	4,210,000	6,433,000	8,516,000
Interest..	21,335,000	21,681,000	43,728,000	45,034,000

Total revenue, including write-down of residual interests.	54,552,000	57,014,000	107,676,000	116,926,000

Expenses:
Personnel.	29,115,000	24,703,000	55,015,000	50,776,000
Production.	4,916,000	4,554,000	9,241,000	9,068,000
General and administrative.	8,658,000	12,641,000	19,355,000	26,227,000
Interest	9,474,000	13,580,000	20,524,000	28,590,000

Total expenses	52,163,000	55,478,000	104,135,000	114,661,000

Income before income taxes.	2,389,000	1,536,000	3,541,000	2,265,000
Provision for income taxes.	852,000	525,000	1,378,000	561,000

Net income	$ 1,537,000	$ 1,011,000	$ 2,163,000	$ 1,704,000
Basic and diluted net loss to common stockholders.	$(2,845,000)	$(2,243,000)	$ (6,542,000)	$(4,712,000)
Net loss per common share:
Basic.	$ (0.44)	$ (0.36)	$ (1.03)	$ (0.76)
Diluted	$ (0.44)	$ (0.36)	$ (1.03)	$ (0.76)

Weighted average number shares outstanding:
Basic.	6,402,000	6,211,000	6,334,000	6,211,000
Diluted. . . . . . . . . .	6,402,000	6,211,000	6,334,000	6,211,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2001	2000
Operating activities:
Net income	$ 2,163,000	$ 1,704,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,116,000	2,483,000
Noncash gain on sale of loans	(6,906,000)	-
Write-down of residual interests	27,000,000	-
Accretion of residual interests	(17,357,000)	(21,589,000)
Mortgage servicing rights amortized. . . . . . . . . . . .	1,973,000	3,264,000
Changes in assets and liabilities:
Loans held for sale originated	(1,557,577,000)	(1,118,770,000)
Proceeds from sale of loans held for sale	1,576,581,000	1,285,992,000
Decrease (increase) in:
Accounts receivable	1,335,000	(21,763,000)
Residual interests. . . . . . . . . . . . . . . . .	23,967,000	32,645,000
Prepaid and other	954,000	2,848,000
Increase (decrease) in:
Accounts payable and accrued expenses	(772,000)	(1,817,000)
Income taxes payable	351,000	(374,000)

Net cash provided by operating activities	53,828,000	164,623,000

Investing activities:
Purchases of equipment and improvements	(1,718,000)	(3,628,000)

Net cash used in investing activities	(1,718,000)	(3,628,000)

Financing activities:
Net proceeds from convertible preferred stock issuance	-	15,852,000
Reduction in borrowings . . . . . . . . . . . . . .	-	(5,000)
Reductions in revolving warehouse and repurchase facilities . . . . .	(65,823,000)	(165,581,000)

Net cash used in financing activities	(65,823,000)	(149,734,000)

Net increase (decrease) in cash and cash equivalents	(13,713,000)	11,261,000
Cash and cash equivalents at beginning of period	27,583,000	10,179,000

Cash and cash equivalents at end of period	$ 13,870,000	$ 21,440,000

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

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and six months ended December 31, 2001 are not necessarily indicative of the results expected for the full fiscal year.

At December 31, 2001, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") owned preferred stock representing approximately 47.3% of the Company's combined voting power in the election of directors and approximately 91.4% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

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

The Company retained the residual interest created in the $235.0 million securitization which closed during the three months ended December 31, 2001. The Company intends to sell for cash the residual interest created in the December 2001 securitization to CZI during the three months ended March 31, 2002. The Company sold for cash the residual interest created in the securitization which closed during the three months ended September 30, 2001 to CZI under the Residual Facility. At December 31, 2001, the capacity remaining under the Residual Facility was $24.9 million.

Note 3: Subsidiary Guarantors

In October 1996, the Company completed an offering of its 9.125% Senior Notes due November 2003 which were guaranteed by all of the Company's operating subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net earnings and net equity of such subsidiaries are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis.

Note 4: Per Share Data

The following table sets forth information regarding net loss per common share for the three and six months ended December 31, 2001 and 2000 (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Basic net loss per common share:
Net income . . . . . . . . . . .	$ 1,537	$ 1,011	$2,163	$ 1,704
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock . . . . . . . . .	(4,382)	(3,254)	(8,705)	(6,416)
Basic net loss to common stockholders. . . .	$ (2,845)	$ (2,243)	$ (6,542)	$ (4,712)
Basic weighted average number of common shares outstanding . . . . . . . . . .	6,402	6,211	6,334	6,211

Basic net loss per common share . . . . . . .	$ (0.44)	$ (0.36)	$ (1.03)	$ (0.76)
Diluted net loss per common share:
Diluted net loss to common stockholders. . . . . . . . .	$ (2,845)	$ (2,243)	$ (6,542)	$ (4,712)
Diluted weighted average number of Common shares outstanding. . . . . . . . . . .	6,402	6,211	6,334	6,211

Diluted net loss per common share . . . . . . . . .	$ (0.44)	$ (0.36)	$ (1.03)	$ (0.76)

Note 5: Reclassifications

Certain amounts related to fiscal year 2001 have been reclassified to conform to the fiscal year 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of the financial condition and results of operations of Aames Financial Corporation (the "Company") should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Special Note Regarding Forward-Looking Information

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Recent Developments" and "Risk Factors" and the other portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2002, and any current reports on Form 8-K filed by the Company.

Recent Events

During the three months ended December 31, 2001, the Company recorded net income of $1.5 million compared to net income of $1.0 million during the comparable three month period a year ago. Included in net income during the three months ended December 31, 2001 was a $17.0 million write-down of the Company's residual interests. Net income during the six months ended December 31, 2001 was $2.2 million compared to $1.7 million during the six month period ended December 31, 2001. Net income during the six months ended December 31, 2001 includes $27.0 million of write-downs to the residual interests.

Total revenue during the three months ended December 31, 2001 was $54.6 million compared to $57.0 million during the comparable period a year ago. The decline in total revenue during the three months ended December 31, 2001 from total revenue during the same period a year ago is due primarily to the $17.0 million write-down to the Company's residual interests. In its regular quarterly review of its residual interests at December 31, 2001, the Company considered the historical performance of its securitized trusts, the recent prepayment experience of mortgage loans in those pools, the credit performance of mortgage loans in the securitization trusts, and other industry data and economic conditions prevailing in the United States. In light of recent actual credit loss experience of certain mortgage loans in the securitization trusts, the Company increased its credit loss assumptions used to estimate the fair value of the residual interests. The effects of these changes in estimates resulted in the $17.0 million write-down to the residual interests at December 31, 2001.

Excluding the $17.0 million write-down to the residual interests, the Company's total revenues were $71.6 million during the three months ended December 31, 2001, an increase of $14.5 million over the $57.0 million of total revenues reported during the comparable three month period in 2000. The $14.5 million increase in total revenues was comprised of increases of $13.1 million and $2.6 million in gain on sale of loans and origination fees, respectively, partially offset by declines of $0.8 million and $0.4 million in loan servicing revenue and interest income, respectively.

Total expenses during the three months ended December 31, 2001 declined $3.3 million to $52.2 million from $55.5 million during the three months ended December 31, 2000. The decrease in expenses during the three months ended December 31, 2001 from expenses reported during the comparable period a year ago was attributable primarily to declines of $4.0 million and $4.1 million in general and administrative and interest expense, respectively, partially offset by increases of $4.4 million and $0.4 million in personnel and production expense, respectively.

On February 12, 2002, the Company completed a rights offering to the holders of the Company's Common Stock. The Company sold 631,731 shares of Series D Convertible Preferred Stock through the rights offering at $0.85 per share and raised approximately $540,000 before expenses incurred in the offering.

As previously reported, the Company has retained UBS Warburg as a financial advisor to explore options for a possible restructuring of the Company's outstanding 9.125% senior notes due November 2003 and its 5.5% convertible subordinated debentures due 2006. There can be no assurance that any such restructuring can be successfully completed.

As previously reported, during the three months ended December 31, 2001, the Company renewed an existing $300.0 million committed revolving repurchase facility for a 364-day period with a new maturity of November 16, 2002. A separate $300.0 million committed revolving warehouse facility, which includes a subline that provides concurrent funding of loan production at closing of up to $40.0 million, expires on February 28, 2002. While no assurances can be given, management believes that the facility will be renewed at terms similar to those currently in place. On December 31, 2001, the Company repaid in entirety the remaining $3.6 million outstanding under a non-revolving $35.0 million subline under that facility.

As previously reported, the Company completed a securitization of $235.0 million of mortgage loans during the three months ended December 31, 2001. At December 31, 2001, the Company retained the residual interest created in the securitization, but sold for cash the mortgage servicing rights and the rights to prepayment fee income to an unaffiliated, independent mortgage servicing company. The Company intends to sell the residual interest created in the December 2001 securitization to Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Specialty Finance Partners ("SFP"), the Company's largest stockholder which is controlled by Capital Z Financial Services Fund, II, L.P. (together with SPF, "Capital Z"), through the Residual Forward Sale Facility (the "Residual Facility") during the three months ended March 31, 2002. There can be no assurance that the Company will complete the sale.

As previously reported, the New York Stock Exchange (the "NYSE") delisted the Company's Common Stock on November 15, 2001. Currently, the Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "AMSF".

As previously reported, on November 1, 2001, the Company acquired certain assets including the retail origination platform, customer relationships, the pipeline of in-process loans as well as selected technology and miscellaneous assets and assumed certain lease and other liabilities of Residential Money Centers ("RMC"), an affiliate of GMAC-RFC. The Company received $2.3 million of cash from RMC and did not record any goodwill in the transaction. While this acquisition is expected to augment the loan production of the Company's National Loan Center, the acquisition is not expected to be material to the operations of the Company.

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

Increasing the Amount and Value of Its Loan Production. The Company intends to increase the size of its overall originations while improving its value. The Company's traditional retail platform, the National Loan Center and its nationwide broker operations including that channel's growing telemarketing and Internet platforms are all targeted as sources of growth. In its traditional retail platform, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, improving its customer service levels and branch efficiencies. The Company's nationwide broker operations plan to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers' customer bases. The Company's National Loan Center, which produces loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their scale by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. As previously disclosed, the Company recently acquired certain assets and the operating platform of RMC, which is expected to augment the loan production of the National Loan Centers. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its offerings to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

Reducing Its Cost of Production. The Company intends to reduce its cost of production by: leveraging its investment in origination technology platforms, increasing the amount of automation in the loan origination process and increasing the scale of the origination business, driving fixed costs down as a percentage of overall production costs. The Company will also continue its on-going effort of identifying opportunities for cost reductions across all levels of the Company's operations.

Maximizing Its Opportunities in Loan Servicing. The Company's servicing operations generate servicing income and related fees while providing management information regarding the performance of mortgage loans. The Company is also able to sell its servicing rights to third parties in connection with whole loan sales and securitizations. The Company intends to maximize opportunities in loan servicing taking into consideration the overall Company's profitability and liquidity position. During the three months ended December 31, 2001, the Company maximized profitability and cash flow by selling all of its loan production through whole loan sales and securitization transactions on a servicing released basis, which combined with existing loan servicing run-off, in the form of principal amortization, prepayments and liquidations, has resulted in a decline in the size of the servicing portfolio at December 31, 2001, excluding the $1.1 billion of loans serviced by the Company on an interim basis at December 31, 2001.

Maintaining the Ability to Obtain Sufficient Lines of Credit and Become Self Financing. The Company intends to continue to increase and diversify its funding sources by adding additional warehouse or repurchase facilities by expanding its current funding relationships and identifying new funding sources. The Company will continue to fund its operations by disposing of a portion of its loan production for cash in the whole loan market, selling residual interests created in securtizations to CZI through the Residual Facility until the expiration of that facility, selling the mortgage servicing rights and the rights to prepayment fees on the mortgage loans in the securitizations and developing new sources for working capital.

The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

Loan Origination. The Company originates loans through its retail and broker production channels. The Company's retail channel produces loans through its traditional retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company's broker channel produces loans through its traditional regional broker office network and by sourcing loans through telemarketing and the Internet. The Company underwrites and appraises every loan it originates.

The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Retail:
Traditional branch network . . . . . . . . . .	$347,445	$282,670	$655,908	$505,485
National Loan Centers . . . . . . . . . . .	90,812	16,126	135,497	25,511
Total retail . . . . . . . . . . . . . . .	438,257	298,796	791,405	530,996

Broker:
Regional office network . . . . . . . . . . . . . . .	369,116	281,996	715,294	552,379
Telemarketing and Internet . . . . . . . . . . . . . .	27,178	19,841	50,878	35,395
Total broker . . . . . . . . . . . .	396,294	301,837	766,172	587,774

Total production . . . . . . . . . . . . . . . . .	$834,551	$600,633	$1,557,577	$1,118,770

Total Loan Production. Total loan production during the three months ended December 31, 2001 increased $111.3 million, or 15.4%, to $834.6 million from $723.3 million reported during the three months ended September 30, 2001, and increased $233.9 million, or 38.9%, over the $600.6 million of total loan production reported during the three months ended December 31, 2000. Total loan production during the six months ended December 31, 2001 increased $438.8 million, or 39.2%, to $1.6 billion over the $1.1 billion of total mortgage loan production reported during the six months ended December 31, 2000. The Company's loan origination volumes during the three and six months ended December 31, 2001 increased over the comparable periods a year ago, in part, as a result of the generally more favorable mortgage interest rate environment in place during 2001 which has contributed to increased refinancing activities in markets where the Company operates. The Company expects a less favorable mortgage interest rate environment during calendar year 2002, which could reduce the overall demand for mortgage loans generally, and demand for the Company's mortgage loan products.

Retail Production. The Company's total retail production was $438.3 million during the three months ended December 31, 2001 an increase of $84.3 million, or 23.8%, over the $354.0 million reported during the three months ended September 30, 2001, and an increase of $139.5 million, or 46.7%, over the $298.8 million of total retail production during the three months ended December 31, 2000. The Company's traditional retail production was $347.4 million during the three months ended December 31, 2001, an increase of $48.1 million, or 16.1%, over the $299.3 million of traditional retail production reported during the three months ended September 30,

2001, and an increase of $64.8 million, or 22.9%, over the $282.7 million reported during the three months ended December 31, 2000. During the six months ended December 31, 2001, mortgage loan production through the Company's traditional mortgage retail branch network was $655.9 million, an increase of $150.4 million, or 29.8%, over the $505.5 million of traditional retail branch mortgage loan production reported during the comparable six month period a year ago.

Mortgage loan production from the Company's National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, increased $36.1 million, or 66.0% to $90.8 million during the three months ended December 31, 2001 from $54.7 million during the three months ended September 30, 2001, and increased $74.7 million over the $16.1 million of loan production reported during the three months ended December 31, 2000. The Company's mortgage loan production through its National Loan Centers during the six months ended December 31, 2001 was $135.5 million, an increase of $110.0 million from the $25.5 million reported during the comparable period a year ago. Approximately $30.3 million of the Company's National Loan Centers' originations during the three months ended December 31, 2001 was attributable to RMC, which was partially attributable to conventional mortgage loans in the pipeline at the time of the acquisition. In the March 2002 quarter, mortgage loan production from this source is expected to be lower as it rebuilds a pipeline of the Company's subprime loan products.

Broker Production. The Company's total broker production increased $27.0 million, or 7.3%, to $396.3 million during the three months ended December 31, 2001 from $369.3 million reported during the September 30, 2001 quarter, and increased $94.5 million, or 31.3%, over the $301.8 million reported during the three months ended December 31, 2000. Mortgage loan production from the traditional broker channel during the three months ended December 31, 2001 was $369.1 million which increased $23.4 million, or 6.8%, and $87.1 million, or 30.9%, over the $345.7 million and $282.0 million, respectively, of traditional broker production during the three months ended September 30, 2001 and December 31, 2000, respectively. During the six months ended December 31, 2001, mortgage loan production through the Company's regional broker network was $715.3 million, an increase of $162.9 million, or 29.5%, over the $552.4 million of regional broker network mortgage loan production reported during the comparable six month period a year ago.

Broker mortgage loan production through telemarketing and the Internet was $27.2 million during the three months ended December 31, 2001, an increase of $3.6 million, or 15.3%, over the $23.6 million reported during the three months ended September 30, 2001, and an increase of $7.4 million, or 37.4%, over the $19.8 million reported during the three months ended December 31, 2000. During the six months ended December 31, 2001, broker mortgage loan production through telemarketing and the Internet was $50.9 million, an increase of $15.5 million over the $35.4 million reported during the six months ended December 31, 2000.

The following table sets forth the number of retail branch and broker offices operated by the Company at December 31, 2001 and 2000:

	December 31,
	2001	2000

Traditional retail branches	100	100
Regional broker offices	5	5
National Loan Centers	2	1

As a result of the RMC transaction, the Company now operates two National Loan Centers.

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

However, in a securitization the underlying securities are generally over-collateralized by the Company depositing a combination of mortgage loans with a principal balance exceeding the principal balance of the securities, and cash into the securitization, which requires a cash outflow. The upfront over-collateralization and servicing advance obligations required on retaining the servicing in securitizations are generally cash flow negative to the Company in the early years of the securitization. These negative cash flow considerations along with conditions in the securitization market precluded the Company from securitizing mortgage loans in certain quarters during the fiscal years ended June 30, 2000 and 1999. The Residual Facility, entered into by the Company on August 31, 2000, strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. At December 31, 2001, the Company retained the residual interest created in the securitization transaction which closed during the three months then ended. The Company intends to sell this residual interest to CZI for cash under the Residual Facility during the three months ended March 31, 2002. The Company completed a securitization and sold for cash its residual interest through the Residual Facility during the three months ended September 30, 2001, and during each of the four quarters during the fiscal year ended June 30, 2001. The initial capacity of the Residual Facility was $75.0 million and at December 31, 2001, the remaining capacity under the Residual Facility was $24.9 million.

The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three and six months ended December 31, 2001 and 2000 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Loans pooled and sold in securitizations. . . . . . . . .	$234,955	$ 471,455	$ 409,963	$ 931,457
Whole loan sales. . . . . . . . . .	600,235	148,858	1,170,879	356,796

Total loans securitized and sold	$835,190	$ 620,313	$1,580,842	$ 1,288,253

During the three months ended December 31, 2001, total mortgage loan dispositions increased $214.9 million to $835.2 million from $620.3 million of total loan dispositions during the three months ended December 31, 2000. Total mortgage loan dispositions during the six months ended December 31, 2001 were $1.6 billion, an increase of $292.6 million over the $1.3 billion of total mortgage loan dispositions during the comparable period a year ago. The Company's increased loan dispositions during the three and six months ended December 31, 2001 over the comparable periods a year ago are primarily related to its increased mortgage loan production levels during the fiscal 2002 periods over mortgage loan production levels during the comparable fiscal 2001 periods.

The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the three months ended December 31, 2001, the Company securitized $235.0 million of mortgage loans, a decrease of $236.5 million from the $471.5 million of mortgage loans securitized during the comparable three month period a year ago. However, whole loan sales for cash during the three months ended December 31, 2001 were $600.2 million, an increase of $451.3 million over the $148.9 million of whole loan sales during the three months ended December 31, 2000. During the six months ended December 31, 2001, the Company securitized $410.0 million of mortgage loans compared to $931.5 million during the comparable period a year ago. During the six months ended December 31, 2001, the Company continued to be more reliant on whole loan sales selling $1.2 billion of mortgage loans in whole loan sales for cash compared to $356.8 million of whole loan sales for cash during the six months ended December 31, 2000. The increase in whole loan sales during the three and six months ended December 31, 2001 over whole loan sales during the three and six months ended December 31, 2000 are generally due to improved pricing conditions prevailing in the whole loan markets during the December 2001 periods compared to conditions prevailing during the comparable periods a year ago and, to a lesser extent, due to the Company's current strategy of retaining capacity in the Residual Facility. Future adverse changes in the current interest rate environment and in the current economic climate as well as the expiration of the Residual Facility could affect the mix in the composition of the Company's strategy of selling loans in the form of securitizations or whole loan sales.

Loan Servicing. The Company's servicing portfolio consists mainly of mortgage loans securitized prior to the year ended June 30, 2001 for which the Company retained servicing, and to a lesser extent, loans serviced for others on an interim basis, which include loans sold where servicing has yet to be transferred and loans held for sale. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. It is the Company's strategy to maximize opportunities in loan servicing. As a means to maximize cash flow from securitizations, the Company has sold for cash the servicing rights in securitizations during the three and six months ended December 31, 2001. Moreover, the Company generally does not retain servicing on loans it sells in whole loan sales for cash.

The following table sets forth certain information regarding the Company's servicing portfolio at December 31, 2001 and 2000 and June 30, 2001 (in millions):

	December 31,		June 30,
	2001	2000	2001
Mortgage loans serviced:
Loans in securitization trusts	$1,481.5	$2,184.5	$1,810.9
Loans serviced on an interim basis	1,128.6	727.5	722.1
Serviced in-house	2,610.1	2,912.0	2,533.0
Loans subserviced by others	153.9	216.0	184.0
Total servicing portfolio	$2,764.0	$3,128.0	$2,717.0
Percentage serviced in-house	94.4%	93.1%	93.2%

The Company has generally not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released. The Company's loan servicing portfolio at December 31, 2001 declined $364.0 million, or 11.6% to $2.8 billion from $3.1 billion at December 31, 2000, reflecting loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations.

Included in the loan servicing portfolio at December 31, 2001 was $1.1 billion of mortgage loans serviced by the Company on an interim basis. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. In general, the Company's loan servicing portfolio may be adversely affected by lower mortgage interest rates which could accelerate prepayment activity.

The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. Although the Company has discontinued its bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs, because the Company has been selling its more recent loan production in whole loan sales for cash and in securitizations on a servicing released basis, the effects of these changes in its loan origination strategies have generally not affected delinquencies and losses caused by certain mortgage loans remaining in its securitized trusts from these old programs. Delinquent loans (by principal balance) decreased at December 31, 2001 to $316.9 million from $353.1 million at June 30, 2001 and $440.9 million at December 31, 2000. The delinquency rate at December 31, 2001 was 11.5% compared to 13.0% at June 30, 2001 and 14.1% at December 31, 2000. The delinquency rate at December 31, 2001 declined from the delinquency rate at June 30, 2001, due to an increase in loans serviced on an interim basis. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company expects its loan servicing portfolio to continue to decline, which could cause delinquency rates to rise because, even if the number of delinquent loans does not increase but remains constant or even declines, those loans may represent a larger portion of a smaller portfolio. See "Results of Operations Revenue."

During the six months ended December 31, 2001, losses on loan liquidations decreased to $35.0 million from $49.5 million in the comparable six month period a year ago primarily due to the decrease in the number of loans liquidated. If the Company's loan servicing portfolio continues to decrease in size, the percentage of annualized losses to the average servicing portfolio could increase. Moreover, credit losses incurred by the Company on liquidations of loans were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's retail and broker production channels. During the six months ended December 31, 2001, approximately 31.3% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 22.2% of the Company's servicing portfolios when measured at July 1, 2001. The Company has eliminated its bulk correspondent loan purchase program. The seasoning of the bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Further, current market conditions, and recent regulatory changes in certain states have resulted in the tightening of underwriting guidelines by many subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

Because foreclosures and credit losses typically occur months or years after a loan is originated and because the portfolio includes loans serviced for others on an interim basis which were generally originated within the prior six months, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses. See "Certain Accounting Considerations' Accounting for Securitizations' Credit Losses."

The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio at and for the periods indicated:

	Six Months Ended
	December 31,		Year Ended June 30,
	2001	2000	2001	2000	1999
	(Dollars in thousands)
Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2)(3)(4)
One month	1.3%	2.3%	1.7%	1.9%	2.4%
Two months	0.7%	0.9%	0.7%	0.8%	1.0%
Three or more months:
Not foreclosed(5)	8.1%	9.2%	8.9%	9.0%	10.3%
Foreclosed(6)	1.4%	1.7%	1.7%	1.9%	2.0%

Total	11.5%	14.1%	13.0%	13.6%	15.7%

Percentage of dollar amount of loans foreclosed during the period to servicing portfolio(4)(8)	1.2%	1.4%	3.0%	3.6%	2.9%
Number of loans foreclosed during the period	458	681	1,238	1,854	1,680
Principal amount of foreclosed loans during the period	$32,989	$47,876	$89,884	$135,629	$122,445
Number of loans liquidated during the period	786	634	2,479	2,749	1,518
Net losses on liquidations during the period(7)	$35,002	$49,472	$91,754	$96,119	$51,730
Percentage of annualized losses to servicing portfolio(4)(8)	2.6%	2.9%	3.0%	2.6%	1.2%
Servicing portfolio at period end	$2,764,000	$3,128,000	$2,717,000	$3,560,000	$3,841,000

___________

(1) Delinquent loans are loans for which more than one payment is due.

(2) The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3) At December 31, 2001, the dollar volume of loans delinquent more than 90 days in ten of the Company's twenty-six REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus six additional REMIC trusts have also exceeded certain loss limits. At December 31, 2001, the remaining principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $579.7 million, or 21.0% of the total servicing portfolio. At December 31, 2001, the remaining principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $1.2 billion, or 43.2% of the total servicing portfolio. See "Certain Accounting Considerations".

(4) The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $1.1 billion, $727.5 million, $722.1 million, $679.1 million and $643.9 million for the periods ended December 31, 2001, December 31, 2000, June 30, 2001, June 30, 2000 and June 30, 1999, respectively.

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

Certain Accounting Considerations

The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Residual Facility, entered into by the Company on August 31, 2000, strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through the periodic sales of residual interests for cash. At December 31, 2001, the Company retained the residual interest created in the $235.0 million securitization transaction which closed during the three months then ended. The Company intends to sell for cash this residual interest to CZI under the Residual Facility during the three months ended March 31, 2002. The Company did not retain residual interests created in any of the $1.2 billion of securitizations which closed during the year ended June 30, 2001 nor in the $175.0 million securitization which closed during the three months ended September 30, 2001. Such residual interests were sold for cash under the Residual Facility.

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

The Company's retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of its residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis, the Company evaluates the effects, if any, that increasing or decreasing interest rates might have on its residual interests. The Company may adjust the value of its residual interests or take a charge to earnings related to its residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

The following table summarizes certain information about the securitization trusts in which the Company had retained a residual interest at December 31, 2001 and June 30, 2001 (dollars in thousands):

	December 31, 2001	June 30, 2001

Aggregate principal balance of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	$1,635,392	$1,998,650
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	$1,446,115	$1,795,278
Weighted average coupon rates of:
Securitized loans	10.43%	11.28%
Pass-through certificates or bonds	5.35%	6.14%

Certain historical data and key assumptions and estimates used by the Company in its December 31, 2001 and June 30, 2001 review of the residual interests retained by the Company were the following:

	December 31, 2001	June 30, 2001

Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balance of securitized loans	27.7%	29.9%
Estimated peak annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	22.3% to 29.5%	22.3% to 29.5%
Adjustable rate loans	37.2% to 46.3%	37.2% to 46.9%
Estimated weighted average life of securitized loans	3.0 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.4%	3.9%
Future estimated credit losses, as a percentage of original principal balances of securitized loans	1.1%	1.4%
Total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans	5.5%	5.3%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$386,353	$368,479
Discount rate	15.0%	15.0%

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

The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans, in each securitization trust, ranged from 2.01% to 9.4% at December 31, 2001 and ranged from 2.1% to 9.0% at June 30, 2001. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

The Company has previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company's credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended December 31, 2001, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy, particularly continuing unemployment conditions and the current mortgage interest rate environment. The Company experienced higher than expected loss severity in loan liquidations during the three months ended December 31, 2001 than had been anticipated. Additionally, the outstanding balances of loans in various degrees of delinquency were higher than anticipated at December 31, 2001. In light of the recent actual credit loss experience incurred in the liquidation of certain mortgage loans in the securitization trusts and other factors considered by the Company, the Company increased its credit loss assumptions used to estimate the fair value of its residual interests. The effect of these changes in estimates resulted in a $17.0 million write-down to the carrying value of the Company's residual interests during the three months ended December 31, 2001. During the six months ended December 31, 2001, write-downs to the Company's residual assets were $27.0 million.

The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the residual interests through a charge to earnings.

Key assumptions used by the Company in measuring the residual interest in the $235.0 million securitization completed during the three months ended December 31, 2001, were (i) estimated peak annual prepayment rates of 25.9% and 40.1% on the outstanding principal balances of the securitized fixed and adjustable rate loans, respectively, (ii) future estimated prospective credit losses of 3.74% of the original principal balances of the securitized loans; and (iii) a 15.0% discount rate.

Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes mortgage servicing rights ("MSRs"). The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating net future cash flows from servicing income, the Company first determines net future servicing income which is future servicing revenue less future servicing expense over the expected life of the servicing arrangement. Servicing revenue includes contractual servicing fees and other ancillary fees, prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses also includes an estimate of approximately 19 basis points of the mortgage loans in the securitization trusts for the interest cost to carry advances to the securitization trusts. The Company uses a 15% discount rate to calculate the present value of net future cash flows relating to servicing income. The servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized MSRs for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type. The Company's periodic valuation of its MSRs considers the amount of advances which have been made and that are expected to be made, an estimate for the cost to carry such advances, and the estimated period of time over which the advances will be outstanding. At December 31, 2001 and 2000, there were no valuation allowances on MSRs.

The Company sold to an independent, third party loan servicer for cash the MSRs on the loans included in the $410.0 million of securitization transactions which closed during the six months ended December 31, 2001. Accordingly, no MSR was capitalized by the Company during the six months ended December 31, 2001.

Results of Operations --- Three and Six Months Ended December 31, 2001 and 2000

The following table sets forth information regarding the components of the Company's revenue and expenses for the three months ended December 31, 2001 and 2000:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenue:
Gain on sale of loans . . . . . . . . . . .	$ 31,812	$ 18,708	$ 55,636	$ 38,630
Write-down of residual interests . . . . . . . . . . .	(17,000)	-	(27,000)	-
Origination fees . . . . . . . . . . . .	15,044	12,415	28,879	24,746
Loan servicing . . . . . . . . . . . . .	3,361	4,210	6,433	8,516
Interest . . . . . . . . . . . . . .	21,335	21,681	43,728	45,034

Total revenue, including write-downs of
residual interests . . . . . . . . . . . . .	54,552	57,014	107,676	116,926

Expenses:
Personnel . . . . . . . . . . . . . . .	29,115	24,703	55,015	50,776
Production . . . . . . . . . . . . . .	4,916	4,554	9,241	9,068
General and administrative . . . . . . . .	8,658	12,641	19,355	26,227
Interest . . . . . . . . . . . . . . .	9,474	13,580	20,524	28,590

Total expenses . . . . . . . . . . . . . . . .	52,163	55,478	104,135	114,661

Income before provision for income
Taxes . . . . . . . . . . .	2,389	1,536	3,541	2,265
Provision for income taxes . . . . . . . . . . .	852	525	1,378	561

Net income . . . . . . . . . . . . . .	$ 1,537	$ 1,011	$ 2,163	$ 1,704

Revenue

Total revenue during the three months ended December 31, 2001 was $54.6 million, compared to $57.0 million during the three months ended December 31, 2000. The decline in total revenue during the three months ended December 31, 2001 from the comparable period a year ago is due primarily to a $17.0 million write-down of the Company's retained residual interests, coupled with decreases in loan servicing revenue and interest income, partially offset by higher gain on sale of loans and increased origination fees. Excluding the $17.0 million write-down of residual interests, the total revenues during the three months ended December 31, 2001 increased $14.5 million to $71.6 million over total revenues during the same period a year ago. Total revenue for the six months ended December 31, 2001 was $107.7 million compared to $116.9 million during the comparable six month period in 2000. The decline in total revenue during the six months ended December 31, 2001 from the comparable period a year ago is due primarily to the $27.0 million write-down to the Company's retained residual interests, coupled with decreases in loan servicing and interest income, partially offset by higher gain on sale of loans and increased loan origination fee income. Excluding the $27.0 million write-down to the residual interests retained by the Company, total revenue increased $17.8 million during the six months ended December 31, 2001 over total revenue reported during the six months ended December 31, 2000.

Gain on Sale of Loans. Gain on sale of loans during the three months ended December 31, 2001 was $31.8 million, an increase of $13.1 million over the $18.7 million gain on sale of loans reported during the three months ended December 31, 2000. The increase in gain on sale of loans resulted primarily from the

$214.9 million, or 34.6%, increase of total loan dispositions over loan dispositions during the comparable period a year ago. To a slightly lesser extent, the increase is attributable to higher than historical gain on sale rates recognized by the Company in its whole loan sales for cash during the three months ended December 31, 2001 and higher gain on sale rates on its securitization when compared to the gain on sale rates recognized during the three months ended December 31, 2000 due to the current favorable interest rate environment. During the three months ended December 31, 2001 and 2000, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. However, the mix in the composition of securitizations and whole loan sale for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow requirements. In addition, the Company's recent loan disposition strategy has been weighted towards whole loan sales for cash as a means of retaining capacity under the Residual Facility. During the three months ended December 31, 2001, $235.0 million and $600.2 million of mortgage loans were disposed in securitizations and whole loan sales, or 28.1% and 71.9%, respectively, of the $835.2 million of total loan dispositions during the period. In comparison, during the three months ended December 31, 2000 of the $620.3 million of total loan dispositions of mortgage loans disposed in securitizations and whole loans sales were $471.5 million and $148.9 million, or 76.0% and 24.0%, respectively. The gain on sale rates realized by the Company on loan dispositions were generally higher during the three months ended December 31, 2001 compared to the gain on sale rates during the comparable three month period a year ago due to generally better conditions in the whole loan and securitization markets during the December 2001 quarter when compared to market conditions during the December 2000 quarter.

Gain on sale of loans during the three months ended December 31, 2001 and 2000 includes $3.1 million and $6.0 million, respectively, of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold to an unaffiliated independent mortgage servicing company relating to the securitizations during the respective periods. During the three months ended December 31, 2001, there was no amortization of costs related to the Residual Facility as the Company did not utilize the Residual Facility during the period. Gain on sale of loans during the three months ended December 31, 2000 was reduced by the amortization of costs related to obtaining the Residual Facility of $0.7  million, of which $0.6 million related to amortization of the facility fee paid to CZI. At December 31, 2001, the remaining costs left to be amortized to gain on sale of loans related to the Residual Facility were $1.2 million, of which $1.1 million related to the facility fee.

From time to time, the Company enters into forward interest rate swap agreements to hedge interest rate exposure to its fixed rate mortgage loan inventory and its fixed rate pipeline of mortgage loans in anticipation of closing securitizations. Included in gain on sale of loans during the three months ended December 31, 2001 and 2000 were $1.3 million and $1.7 million of hedge losses.

Gain on sale of loans increased $17.0 million, or 44.0%, to $55.6 million during the six months ended December 31, 2001 from $38.6 million during the six months ended December 31, 2000. During the six months ended December 31, 2001 and 2000, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. However, the mix in the composition of securitizations and whole loan sales for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow needs and the Company's desire to retain capacity in the Residual Facility. Whole loan sales for cash increased $814.1 million, or 228%, to $1.2 billion during the six months ended December 31, 2001 from $356.8 million during the comparable six month period a year ago. The Company continued to rely on the Residual Facility during the six months ended December 31, 2001, but to a lesser extent than during the comparable period a year ago. Loans dispositions through securitizations declined $521.5 million, or 56.0%, to $410.0 million during the six months ended December 31, 2001 from $931.5 million during the six months ended December 31, 2000. The increase in gain on sale of loans during the six months ended December 31, 2001 over the gain on sale of loans reported during the comparable period a year ago resulted primarily attributable to the $292.6 million increase in loan disposition volume during the six months ended December 31, 2001 from levels reported during the comparable period a year ago. To a lesser extent, the increase in gain on sale of loans during the six months ended December 31, 2001 over the gain on sale of loans reported during the comparable period a year ago resulted from higher gain rates recognized by the Company in its securitization and whole loan sales for cash during the six months ended December 31, 2001 when compared to gain rates recognized on loan disposition transactions during the comparable period a year ago due to the favorable interest rate environment in 2001. Gain on sale of loans during the six months ended December 31, 2001 and 2000 was reduced by $2.9 million and $4.0 million of hedge losses, respectively. Gain on sale of loans during the six months ended December 31, 2001 and 2000 was also reduced by the amortization of costs related to obtaining the Residual Facility of $0.2 million and $1.4 million, respectively, of which $0.2 million and $1.3 million related to amortization of the facility fee paid by the Company to CZI.

Origination Fees. Origination fee revenue is primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company. Origination fee revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points and fees charged on such loans. Origination fee revenue during the three months ended December 31, 2001 was $15.0 million, up $2.6 million, or 21.2% from $12.4 million during the three months ended December 31, 2000. The increase in origination fee revenue during the three months ended December 31, 2001 is primarily attributable to the $139.5 million increase in retail loan production during the three months ended December 31, 2001, over production amounts reported in the comparable period a year ago, partially offset by a decrease in average points and fees per loan due to the Company's focus on higher credit-quality borrowers and a reduction in points and fees charged by the Company in certain states and for certain loan products in response to recent regulatory changes. The Company expects weighted average points charged to decline further in fiscal 2002 as the Company expects to continue to reduce points and fees charged in certain states in response to pending legislation and regulation restricting points and fees in numerous states.

Origination fee income during the six months ended December 31, 2001 was $28.9 million, an increase of $4.2 million, or 16.7%, from the $24.7 million reported during the comparable six month period in 2000. The increase in origination fee revenue during the six months ended December 31, 2001 from levels reported during the comparable six month period a year ago is attributable primarily to the $260.4 million increase in retail production during the 2001 period from the comparable period a year ago, partially offset by a decline in average points and fees charged at the time of origination. As previously reported, the Company has changed its focus to higher credit-quality customers and, in response to recent regulatory changes, has reduced points and fees charged to customers in numerous states and for certain loan products.

Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company, and servicing fees earned on securitized pools, reduced by subservicing costs, related to servicing advance arrangements and amortization of the Company's MSR's. See "Certain Accounting Considerations." Loan servicing revenue during the three months ended December 31, 2001 decreased to $3.4 million from $4.2 million during the three months ended December 31, 2000. The $0.8 million decrease in loan servicing revenue during the three months ended December 31, 2001 from the comparable period a year ago was due primarily to declines in servicing, late and prepayment fees aggregating $2.3 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $1.5 million. The declines in servicing, late and prepayment fees during the three months ended December 31, 2001 are due to the $364.0 million decrease in the size of the servicing portfolio at December 31, 2001 when compared to December 31, 2000, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the three months ended December 31, 2001 were $0.2 million, down $0.3 million from the $0.5 million of such expenses during the three months ended December 31, 2000. The subservicing expenses are a result of two arrangements entered into by the Company in order to reduce its advance obligations. In the first arrangement, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($153.9 million at December 31, 2001) in principal amount of loans. In the second arrangement, an investment bank purchased certain advances and agreed to undertake the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. While the

Company has existing advance arrangements with these two counterparties to reduce its advance obligations, such arrangements are not applicable to all advance obligations. The Company expects subservicing expense to trend downward in future periods as the balance of loans subserviced declines. The Company also expects MSR amortization to decline as the servicing portfolio decreases.

Loan servicing revenue during the six months ended December 31, 2001 decreased to $6.4 million from $8.5 million during the six months ended December 31, 2000. The $2.1 million decrease in loan servicing revenue during the six months ended December 31, 2001 from the comparable period a year ago was due primarily to declines in servicing, late and prepayment fees aggregating $4.9 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $2.6 million. The declines in servicing, late and prepayment fees during the six months ended December 31, 2001 are due to the decrease in the size of the servicing portfolio at December 31, 2001 compared to December 31, 2000, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the six months ended December 31, 2001 were $0.5 million, down $0.4 million from the $0.9 million of such expenses during the six months ended December 31, 2000.

The Company has generally not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's loan servicing portfolio at December 31, 2001 decreased $364.0 million, or 11.6% to $2.8 billion from $3.1 billion reported at December 31, 2000, reflecting loan servicing portfolio runoff during the period. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. Future loan servicing revenue will be negatively impacted by continuing declines in the size of the loan servicing portfolio and in prepayment fees due to the aging of loans in the portfolio past the term of any prepayment penalties on loans, and by the costs associated with the arrangements the Company entered into to reduce advances on securitization trusts.

Interest Income. Interest income includes interest on loans held for sale, discount accretion income associated with the Company's residual interests and interest on short-term overnight investments. Interest income during the three months ended December 31, 2001 decreased by $0.4 million to $21.3 million from $21.7 million during the three months ended December 30, 2000. Interest income decreased by $1.3 million to $43.7 million during the six months ended December 31, 2001 from $45.0 million during the comparable six month period a year ago. The decreases in interest income during the three and six months ended December 31, 2001 from the amounts reported during the comparable three and six month periods a year ago were primarily due to declines of $2.1 million and $4.0 million, respectively, in accretion to the Company's residual interests. The Company's residual interests were at lower balances during the three and six months ended December 31, 2001 due to the $27.0 million write-down and, to a lesser extent, to cash flow from the securitization trusts when compared to residual interest levels during the same three and six month periods a year ago. Partially offsetting the decreases in accretion income were increases of $1.8 million and $2.7 million, respectively, in interest income on loans held for sale during the three and six months ended December 31, 2001 over interest income levels reported during the comparable periods a year ago. The increase in interest income on loans held for sale during the three and six months ended December 31, 2001 over the amounts reported a year ago is attributable to higher outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the 2001 periods when compared to such balances and coupon rates during the same periods a year ago.

Expenses

Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes incentives that are generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the three months ended December 31, 2001 increased to $29.1 million compared to $24.7 million during the three months ended December 31, 2000. Salaries, commissions, bonuses and incentives increased $2.9 million, or 12.9%, during the three months ended December 31, 2001 over the amount reported during the three months ended December 31, 2000 due primarily to incentive compensation awards to retail account executives relative to the $139.5 million, or 46.7% increase in retail production during the December 2001 quarter over retail production volumes reported during the December 2000 quarter and, to a lesser extent, due to incentive compensation awards to other employees. The increase in personnel expense during the three months ended December 31, 2001 over the amount reported during the comparable period a year ago is also partially attributable to increased health, medical and other benefit costs of $1.3 million.

Personnel expense during the six months ended December 31, 2001 was $55.0 million compared to $50.8 million during the six months ended December 31, 2000. Salaries, commissions, bonuses and incentives increased $4.7 million, or 11.1%, during the six months ended December 31, 2001 over the amount reported during the six months ended December 31, 2000 due primarily to incentive compensation awards to retail and broker account executives relative to the $438.8 million, or 39.2% increase in total loan production during the six months ended December 31, 2001 over total production volumes reported during the six month period ended December 31, 2000. To a lesser extent, the increase in personnel expense during the six months ended December 31, 2001 over the amount reported during the comparable six month period a year ago is attributable to $1.9 million of increased health, medical and other benefit costs and due to incentive compensation awards to other employees.

Production. Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees increased $0.3 million, or 8.0%, to $4.9 million during the three months ended December 31, 2001 from $4.6 million during the three months ended December 31, 2000. Production expense during the six months ended December 31, 2001 increased $0.1 million, or 1.9%, to $9.2 million from $9.1 million during the six months ended December 31, 2000. The increases in production expense during the three and six months ended December 31, 2001 from the comparable three and six month periods in 2000 are due to the Company's increased loan origination volumes during the respective 2001 periods over those during the respective periods in 2000. Production expense expressed as a percentage of total loan origination volume for the three months ended December 31, 2001 declined to 0.6% from 0.8% during the comparable three month period in 2000. The decline is attributable to the $233.9 million, or 39.0%, increase in total loan origination volume during the three months ended December 31, 2001 over the total loan origination volumes reported during the comparable three month period in 2000 partially offset by the $0.4 million, or 8.0%, increase in production expenses during the three months ended December 31, 2001 over production expenses during the same period a year ago. Production expense expressed as a percentage of total loan origination volume during the six months ended December 31, 2001 declined to 0.6% from 0.8% during the six months ended December 31, 2001. The decline is attributable to the $438.8 million, or 39.2%, increase in total loan production during the six months ended December 31, 2001 over the levels reported during the comparable six month period a year ago, partially offset by the $0.2 million, or 1.9%, increase in production expense during the six months ended December 31, 2001 over those in the comparable six month period a year ago.

General and Administrative. General and administrative expenses decreased $4.0 million and $6.9 million to $8.7 million and $19.4 million during the three and six months ended December 31, 2001, respectively, from $12.6 million and $26.2 million during the comparable three and six month periods during 2000. The decrease during the three months ended December 31, 2001 from the comparable three month period a year ago was primarily attributable to declines in professional, legal and depreciation expenses partially offset by an increase in communication expense. The decrease during the six months ended December 31, 2001 from the comparable six month period a year ago was primarily attributable to declines in professional, occupancy, communication, legal and depreciation expenses. General and administrative expense also includes the amortization of financing costs and other arrangements entered into by the Company which decreased by $0.5 million and $1.5 million to $1.3 million and $2.5 million during the three and six months ended December 31, 2001, respectively, from $1.8 million and $4.0 million during the comparable three and six month periods during 2000.

On December 5, 2001, the Company entered into a sublease involving approximately 39,000 rentable square feet at its former headquarters office located at 3731 Wilshire Boulevard, Los Angeles, California. In accounting for the sublease transaction, the Company charged income of $0.4 million representing the differential between the present values of lease payments payable under the master lease and the lease payments receivable under the sublease, the unamortized portion of the leasehold improvements that were abandoned and expenses associated with the transaction. The sublease will reduce corporate occupancy expense by approximately $0.1 million during the remainder of fiscal 2002 and approximately $0.4 million annually through fiscal 2006.

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

Interest Expense. Interest expense decreased $4.1 million and $8.1 million to $9.5 million and $20.5 million during the three and six months ended December 31, 2001, respectively, from $13.6 million and $28.6 million during the three and six months ended December 31, 2000, respectively. The decreases in interest expense during the three and six months ended December 31, 2001 from interest expense levels reported during the comparable three and six months periods a year ago resulted from lower pricing under the Company's revolving warehouse and repurchase facilities due to declines in the one-month LIBOR during the 2001 periods despite increased average borrowings during the three and six months ended December 31, 2001 over borrowings during the comparable 2000 periods to fund the origination of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its loan production operations.

Income Taxes. During the three and six months ended December 31, 2001, the Company recorded income tax provisions of $0.9 million and $1.4 million, respectively, which relate primarily to taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, to miscellaneous state tax obligations. Such tax provisions reflect effective tax rates of 35.7% and 38.9% for the three and six months ended December 31, 2001. During the three and six months ended December 31, 2000, the Company recorded income tax provisions of $0.5 million and $0.6 million, respectively, reflecting effective tax rates of 34.2% and 24.8%, respectively. The provisions for income taxes during the three and six months ended December 31, 2000 related primarily to taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, to other miscellaneous state tax obligations. The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

Financial Condition

Loans Held for Sale. The Company's portfolio of loans held for sale decreased to $398.2 million at December 31, 2001 from $417.2 million at June 30, 2001 due primarily to loan dispositions exceeding loan originations during the six months ended December 31, 2001.

Accounts Receivable. Accounts receivable are comprised of advances to the securitization trusts; servicing and late fees; amounts due from CZI under the Residual Facility; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. While the Company has existing advance arrangements with two different counterparties to reduce its advance obligations, such arrangements are not applicable to all advance obligations. Therefore, the Company funds certain advances on a recurring basis not otherwise covered by such arrangements and recovers those advances on a periodic basis. Accounts receivable decreased $1.4 million to $69.7 million at December 31, 2001 from $71.1 million at June 30, 2001. The decrease is primarily attributable to decreases of $4.8 million in amounts due from CZI, $0.6 million in servicing and late fees receivable and $0.5 million in interest and servicing advances, which were partially offset by a $4.7 million increase in accrued interest receivable and other receivables.

The $0.5 million decrease in servicing and interest advances to the securitization trusts at December 31, 2001 from June 30, 2001 is comprised of $15.2 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $15.7 million of recoveries of such advances during the six months ended December 31, 2001. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The decline in servicing and late fees receivable at December 31, 2001 from June 30, 2001 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its servicing portfolio. The increase in accrued interest receivable and other receivables is attributable primarily to increased average outstanding balances of loans held for sale prior to their disposition and, to a lesser extent, to an increase in miscellaneous receivables due from financial counterparties to loan disposition transactions. The Company periodically evaluates its accounts receivable for realizability and charges income for amounts deemed uncollectible.

Residual Interests. Residual interests decreased to $211.1 million at December 31, 2001 from $237.8 million at June 30, 2001, reflecting the $27.0 million write-down and $24.0 million of cash received from the securitization trusts, partially offset by $17.4 million of accretion, during the six months ended December 31, 2001. Also partially offsetting the decline was the Company's retention of the $6.9 million residual interest created in the $235.0 million securitization transaction which closed during the three months ended December 31, 2001.

Mortgage Servicing Rights, net. MSRs, net, decreased to $4.6 million at December 31, 2001 from $6.5 million at June 30, 2001 reflecting amortization of $1.9 million during the six months ended December 31, 2001. During the six months ended December 31, 2001, the Company did not capitalize any MSRs as the Company sold for cash the MSRs on the mortgage loans in the $410.0 million of securitizations which closed during the period. All of the Company's $1.2 billion of whole loan sales for cash during the six months ended December 31, 2001 were sold with servicing released.

Equipment and Improvements, net. Equipment and improvements, net, decreased to $10.7 million at December 31, 2001 from $11.1 million at June 30, 2001 reflecting depreciation and amortization outpacing the capitalization of new equipment and improvement acquisition during the six months ended December 31, 2001.

Prepaid and Other Assets. Prepaid and other assets decreased to $13.2 million at December 31, 2001 from $14.1 million at June 30, 2001, reflecting a decrease in the capitalized costs incurred for financing and other arrangements entered into by the Company during the six months ended December 31, 2001.

Borrowings. Amounts outstanding under borrowings of $269.7 million at December 31, 2001 remained unchanged from the same amount outstanding at June 30, 2001. On February 1, 2002, the Company remitted the last $5.8 million sinking fund payment due on the 10.5% Senior Notes, paying them off in entirety.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $327.5 million at December 31, 2001 from $393.3 million at June 30, 2001, primarily as the result of the decrease in loans held for sale due to loan dispositions during the six months ended December 31, 2001, partially offset by the Company's loan production during the period. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

Income taxes payable. Income taxes payable increased $0.4 million to $8.5 million at December 31, 2001 from $8.1 million at June 30, 2001 reflecting the net activity caused by the provision for income taxes offset by income tax remittances recorded during the six months ended December 31, 2001.

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

The Company's primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) the securitization and sale of mortgage loans and related servicing rights, (iii) sales of residual interests under the Residual Facility until it expires and (iv) the monetization of the Company's servicing advances. The Company historically had access to working capital financing facilities and the issuance of debt and equity securities to finance its operating cash requirements; however, due to the Company's operating performance in the three most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future.

The Company had cash and cash equivalents of approximately $13.9 million at December 31, 2001.

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to originate mortgage loans and hold them prior to securitization or sale. At December 31, 2001, the Company had committed revolving warehouse and repurchase facilities in the amount of $800.0 million. Of the $800.0 million of committed revolving warehouse and repurchase facilities available to the Company at December 31, 2001, $300.0 million, $200.0 million and $300.0 million expire on February 28, 2002, June 30, 2002 and November 16, 2002, respectively. The $300.0 million facility expiring in February 2002 is in the process of being renewed. While no assurances can be given, the Company believes that the facility will be renewed on terms similar to those currently in place.

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

Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. As previously reported, the Company currently does not satisfy the specified net worth test, and as a result, the monoline insurer can terminate the Company as servicer. The monoline insurer has to date waived the Company's failure to satisfy the net worth test.

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

The Company securitized $235.0 million of loans and sold $600.2 million of loans in whole loan sales during the three months ended December 31, 2001 compared to $471.5 million of loans securitized and $148.9 million of loans sold in whole loan sales, respectively, in the comparable period a year ago. During the six months ended December 31, 2001, the Company securitized $410.0 million of mortgage loans and sold $1.2 billion of mortgage loans in whole loan sales compared to $931.5 million and $356.8 million of loans securitized and loans sold in whole loan sales, respectively, during the six months ended December 31, 2000. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations - Revenue."

In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At December 31, 2001, the Company was required to maintain overcollateralization amounts of $239.8 million, of which $189.0 million was maintained. The remaining $50.8 million is required to be added to the overcollateralization amounts from future spread income from the loans in the securitization trusts. Of the $239.8 million of overcollateralization amounts required at December 31, 2001, $50.4 million is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts.

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

At December 31, 2001, the capacity remaining under the Residual Facility was $24.9 million. It is the Company's expectation to sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis. There can be no assurance that the Residual Facility will be renewed beyond its expiration.

In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three months ended December 31, 2001, there was no amortization of any capitalized Residual Facility costs charged to gain on sale as the Company did not sell residual interests under the Residual Facility. During the three months ended December 31, 2000, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.7 million of which approximately $0.6 million related to the facility fee paid to CZI. During the six months ended December 31, 2001 and 2000, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.2 million and $1.4 million, respectively, of which $0.2 million and $1.3 million, respectively, related to the facility fee paid to CZI. At December 31, 2001, the total unamortized capitalized Residual Facility costs remaining to be amortized were $1.2 million, of which $1.1 million related to the facility fee, and are included in prepaid and other assets in the accompanying condensed consolidated balance sheet. If the Residual Facility expires with remaining capacity available or if it were to be terminated prior to its full usage, any remaining unamortized fees would be charged to gain on sale of loans at such times.

Monetization of Servicing Advances. In January 2001, February 2000 and June 1999, in order to reduce its servicing advance obligations, the Company entered into arrangements with an investment bank pursuant to which the bank purchased certain cumulative advances and undertook the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. In the future, the Company may enter into similar arrangements as a means to further reduce its servicing advance obligations and to monetize then existing servicing advance receivables. In April 1999, the Company reduced its servicing advance obligations by engaging a loan servicing company to subservice two of the Company's securitization trusts, pursuant to which the loan servicing company assumed the obligations to make all future advances on those two trusts.

Working Capital Financing Facilities. On February 11, 2000, the Company obtained $35.0 million by drawing against a working capital facility in the same amount which was collateralized by certain of its residual interests and certain other collateral. As part of the transaction, Capital Z, the Company's largest shareholder, agreed to provide certain credit enhancements to the lender for a portion of the subline for which the Company paid Capital Z a $1 million fee. On the December 31, 2001, the Company repaid fully the $3.6 million outstanding balance of the working capital subline and the previously pledged unencumbered residual interests securing the subline have been returned to the Company.

The Issuance of Debt and Equity Securities. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional equity and debt sources.

On February 12, 2002, the Company completed its Rights Offering to its Common Stockholders. The Company sold 631,731 shares of Series D Convertible Preferred Stock at a price of $0.85 per share for a total of $540,000 before expenses incurred in the offering.

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

In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At December 31, 2001, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

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

Risk Management

At December 31, 2001, the Company had $70.0 million of forward interest rate swap agreements in place, while at December 31, 2000, the Company had $50.0 million of forward interest rate swap agreements in place to hedge exposure to its fixed rate loans held for sale. At December 31, 2001, $60.0 million of the $70.0 million of forward interest rate swap agreements had a weighted average fixed pay rate of 4.0% as compared to a variable receive rate of 3.5%. The remaining $10.0 million of forward interest rate swap agreements in place at December 31, 2001 had a weighted average fixed pay rate of 5.5% as compared to a variable receive rate of 5.1%. Included in gain on sale of loans for the three months ended December 31, 2001 and 2000 are charges of $1.3 million and $1.7 million, respectively, reflecting the Company's mark to the estimated fair value of the agreements in place during the three months ended December 31, 2001 and 2000. Included in gain on sale of loans during the six months ended December 31, 2001 and 2000 are charges of $2.9 million and $4.0 million, reflecting the Company's mark to the estimated fair value of the agreements in place during the respective periods. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap agreement or charges to earnings on future derivative contracts into which the Company may enter.

Rate Sensitive Derivative Financial Instruments, Rate Sensitive Assets and Liabilities and Off-Balance Sheet Activities

Sale of Loans' Securitizations and Whole Loan Sales' Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, the Company mitigates exposure to rising interest rates through swap agreements with third parties that sell United States Treasury securities not yet purchased and the purchase of Treasury Put Options. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

Rate sensitive assets and liabilities. At December 31, 2001, the Company's $398.2 million inventory of loans held for sale was comprised of $143.8 million and $254.4 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 9.74% and 9.33%, respectively. The weighted average interest rate on the Company's inventory of loans held for sale was 9.48% at December 31, 2001. In comparison, at June 30, 2001 the Company's $417.2 million inventory of loans held for sale was comprised of $146.6 million and $270.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 9.72% and 10.34%, respectively. The weighted average interest rate on the Company's total inventory of loans held for sale was 10.12% at June 30, 2001.

At December 31, 2001, the Company had aggregate outstanding funded indebtedness of $597.2 million, of which $327.5 million and $269.7 million bore variable and fixed interest rates, respectively. At December 31, 2001, the weighted average interest rate on the Company's $327.5 million of outstanding revolving warehouse and repurchase facilities was 3.00%. All of the Company's revolving warehouse and repurchase facilities were indexed to one-month LIBOR which, at December 31, 2001, was 1.87%. The weighted average interest rate on the Company's $269.7 million of outstanding fixed rate borrowings was 7.62% at December 31, 2001. In comparison, at June 30, 2001 the weighted average interest rate on the Company's $393.3 million of outstanding revolving warehouse and repurchase facilities was 5.02%. At June 30, 2001, the one-month LIBOR was 3.86%. The weighted average interest rate on the Company's $269.7 million of outstanding fixed rate borrowings was 7.62% at June 30, 2001.

Residual Interests and MSRs. The Company had residual interests of $211.1 million and $237.8 million outstanding at December 31, 2001 and June 30, 2001, respectively. The Company also had MSRs outstanding at December 31, 2001 and June 30, 2001 in the amount of $4.6 million and $6.5 million, respectively. Both of these instruments are recorded at estimated fair value at December 31, 2001 and June 30, 2001. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at December 31, 2001 and June 30, 2001. The weighted average life of the mortgage loans used for valuation was 3.0 years at December 31, 2001 and 3.1 years at June 30, 2001.

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

Warehousing Exposure. The Company utilizes warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization. As of December 31, 2001, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $800.0 million and the total amounts outstanding related to these facilities was $327.5. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries are defendants in Fowler et. al. v. Aames Financial Corporation and Aames Funding Corporation, a putative class action filed on approximately May 11, 2001, in U.S. District Court of California, case 2:01cv04330. Plaintiff, a former loan executive, filed this putative class action on behalf of himself and current and former loan executives employed by the Company, and seeks certification of class, damages consisting of alleged unpaid overtime, statutory liquidated damages and waiting time penalties, attorneys' fees and costs, restitution, disgorgement of profits and injunctive relief. Plaintiff alleges that during his employment, he and other loan executives worked in excess of 8 hours per day or 40 hours per week, and he contends that the Company willfully failed to pay overtime in violation of the Federal Fair Labor Standards Act and, with respect to loan executives employed in California, in violation of the California Labor Code and Business & Professional Code § 17200, et seq. Aames filed an answer denying the claims and asserting various affirmative defenses on September 4, 2001. No trial date has been set.

The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised their contention that the Company routinely "upcharges" third party fees and underdiscloses annual percentage rates. On September 19, 2001, Plaintiffs amended their complaint to assert claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under RESPA. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. Aames has removed the action to federal court in the Central District of California (case no. SACV-01-939-GLT), and has answered the amended complaint, asserting various affirmative defenses. No trial date has been set.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index

(b) The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

On October 1, 2001, the Company filed a Form 8-K (dated July 31, 2001) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

On October 25, 2001, the Company filed a Form 8-K (dated August 31, 2001) reporting the: delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company; completion of a securitization of mortgage loans; whole loan sale of mortgage loans; and appointment of a new Chief Financial Officer and new directors.

On November 6, 2001, the Company filed a Form 8-K (dated November 2, 2001) reporting the results of the Company's annual meeting, together with certain presentation materials, and the acquisition of assets of Residential Money Center, Inc.

On November 14, 2001, the Company filed a Form 8-K (dated November 9, 2001) reporting the operating results for the quarter ended September 30, 2001 and the delisting of the Company's Common Stock from the New York Stock Exchange.

On November 15, 2001, the Company filed a Form 8-K (dated September 30, 2001) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On December 11, 2001, the Company filed a Form 8-K (dated October 31, 2001) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On December 31, 2001, the Company filed a Form 8-K (dated November 30, 2001) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

AAMES FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Aames Financial Corporation
Date: February 14, 2002	By:	/s/Ronald J. Nicolas, Jr. Ronald J. Nicolas, Jr. Executive Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant, as amended (2)
4.1	Specimen certificate evidencing Common Stock of Registrant (1)
4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)
4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)
4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)
4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)
4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)
4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)
4.8(a)	Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent (4)
4.8(b)	Amendment to Rights Agreement, dated as of April 27, 1998 (5)
4.8(c)	Amendment to Rights Agreement, dated as of December 23, 1998 (6)
4.9(a)	Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002 (7)
4.9(b)	Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 4.9(a) (8)
4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (9)
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

10.31(j)	Tenth Amendment, dated as of November 9, 2001 to Master Loan and Security Agreement, dated as of October 29, 1999, between Aames Capital Corporation and Morgan Stanley Mortgage Capital, Inc. (11)
11	Computation of Per Share Loss (12)

___________

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

(8) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 and on file with the Commission

(9) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996

(10) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31,1998 and filed with the Commission on February 22, 1999

(11) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2001 and filed with the Commission on January 23, 2002

(12) Filed herewith.