Form 10-Q
period 2002-03-31
AAMES FINANCIAL CORP/DE
filed 2002-05-15
CIK 879957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

___________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At May 10, 2002, Registrant had 6,452,448 shares of common stock outstanding.

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2002	June 30,2001
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$ 23,909,000	$ 27,583,000
Loans held for sale, at lower of cost or market	415,222,000	417,164,000
Accounts receivable	68,815,000	71,052,000
Residual interests, at estimated fair value	205,508,000	237,838,000
Mortgage servicing rights, net	3,741,000	6,545,000
Equipment and improvements, net	10,992,000	11,076,000
Prepaid and other	11,810,000	14,139,000

Total assets	$ 739,997,000 ==========	$ 785,397,000 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$ 263,970,000	$269,720,000
Revolving warehouse and repurchase facilities	348,323,000	393,301,000
Accounts payable and accrued expenses	44,459,000	44,385,000
Accrued dividends on convertible preferred stock	37,156,000	23,975,000
Income taxes payable	8,483,000	8,131,000

Total liabilities	702,391,000	739,512,000

Commitments and contingencies
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized; none outstanding	-	-
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share; 61,230,000 shares authorized; 20,189,000 and 20,327,000 shares outstanding	20,000	20,000
Series D Convertible Preferred Stock; par value $0.001 per share; 108,566,000 shares authorized; 60,049,000 and 59,412,000 shares outstanding	60,000	59,000
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 6,452,000 and 6,264,000 shares outstanding	6,000	6,000
Additional paid-in capital	418,025,000	417,486,000
Retained deficit	(380,532,000)	(371,713,000)

Total stockholders' equity	37,606,000	45,885,000

Total liabilities and stockholders' equity	$ 739,997,000 ==========	$ 785,397,000 ==========

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended March 31,	Nine Months Ended March 31,

	2002	2001	2002	2001
Revenue:
Gain on sale of loans.......	$ 22,513,000	$ 17,476,000	$ 78,149,000	$ 56,106,000
Write-down of residual interests ...	-	(33,600,000)	(27,000,000)	(33,600,000)
Origination fees.........	12,484,000	11,207,000	41,363,000	35,953,000
Loan servicing..........	3,026,000	3,008,000	9,459,000	11,524,000
Interest..............	19,621,000	20,623,000	63,349,000	65,657,000

Total revenue, including write-down of residual interests.......	57,644,000	18,714,000	165,320,000	135,640,000

Expenses:
Personnel............	29,127,000	23,681,000	84,142,000	74,457,000
Production.............	5,572,000	4,630,000	14,813,000	13,698,000
General and administrative......	11,317,000	11,516,000	30,672,000	37,743,000
Interest.............	8,454,000	11,204,000	28,978,000	39,794,000

Total expenses...........	54,470,000	51,031,000	158,605,000	165,692,000

Income (loss) before income taxes.....	3,174,000	(32,317,000)	6,715,000	(30,052,000)
Provision for income taxes........	977,000	899,000	2,355,000	1,460,000

Net income (loss)..........	$ 2,197,000 ========	$ (33,216,000) ==========	$ 4,360,000 ========	$ (31,512,000) ==========
Basic and diluted net loss to common stockholders ............	$ (2,279,000) =========	$ (36,522,000) ==========	$ (8,821,000) =========	$(41,233,000) ==========
Net loss per common share:
Basic...............	$ (0.35) ======	$ (5.88) ======	$ (1.38) ======	$ (6.64) ======
Diluted.............	$ (0.35) ======	$ (5.88) ======	$ (1.38) ======	$ (6.64) ======

Weighted average number shares outstanding:
Basic................	6,451,000 =======	6,211,000 =======	6,372,000 =======	6,211,000 =======
Diluted..............	6,451,000 =======	6,211,000 =======	6,372,000 =======	6,211,000 =======

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2002	2001
Operating activities:
Net income (loss)	$ 4,360,000	$ (31,512,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization.........	3,241,000	3,553,000
Noncash gain on sale of loans.........	(3,574,000)	-
Write-down of residual interests........	27,000,000	33,600,000
Accretion of residual interests.........	(24,952,000)	(32,089,000)
Mortgage servicing rights amortized........	2,804,000	4,606,000
Changes in assets and liabilities:
Loans held for sale originated ........	(2,335,758,000)	(1,673,468,000)
Proceeds from sale of loans......	2,337,700,000	1,800,087,000
Decrease (increase) in:
Accounts receivable..............	2,237,000	(10,277,000)
Residual interests................	33,856,000	44,240,000
Prepaid and other ................	2,329,000	1,001,000
Increase (decrease) in:
Accounts payable and accrued expenses....	74,000	(59,000)
Income taxes payable.............	353,000	(373,000)

Net cash provided by operating activities................	49,670,000	139,309,000

Investing activities:
Purchases of equipment and improvements.....	(3,157,000)	(4,287,000)

Net cash used in investing activities	(3,157,000)	(4,287,000)

Financing activities:
Net proceeds from convertible preferred stock issuance	541,000	15,851,000
Reduction in borrowings.............	(5,750,000)	(5,750,000)
Net reductions in revolving warehouse and repurchase
facilities......................	(44,978,000)	(124,731,000)

Net cash used in financing activities	(50,187,000)	(114,630,000)

Net increase (decrease) in cash and cash equivalents	(3,674,000)	20,392,000
Cash and cash equivalents at beginning of period	27,583,000	10,179,000

Cash and cash equivalents at end of period	$ 23,909,000 =========	$ 30,571,000 =========

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

        The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and nine months ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year.

        At March 31, 2002, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") owned preferred stock representing approximately 45.3% of the Company's combined voting power in the election of directors and approximately 90.2% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

Note 2: Residual Forward Sale Facility with Related Party

        On August 31, 2000, the Company entered into a Residual Forward Sale Facility (the "Residual Facility") with Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million Residual Facility amount, or (iii) a termination event, as defined in the Residual Facility. The sales of the residual interests are without recourse to the Company.

        While the Company retained the $3.6 million residual interest created in the $132.8 million securitization which closed during the three months ended March 31, 2002, the Company intends to sell for cash the residual interest to CZI during the three months ended June 30, 2002. During the three months ended March 31, 2002, the Company sold for cash the residual interest created in the securitization which closed during the three months ended December 31, 2001 to CZI under the Residual Facility. At March 31, 2002, the capacity remaining under the Residual Facility was $18.0 million.

        In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three months ended March 31, 2002 and 2001, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.3 million and $0.3 million, respectively, of which approximately $0.2 million and $0.2 million, respectively, related to the facility fee paid to CZI. During the nine months ended March 31, 2002 and 2001, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.5 million and $1.7 million, respectively, of which approximately $0.5 million and $1.6 million, respectively, related to the facility fee paid to CZI.

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

Note 4: Per Share Data

        The following table sets forth information regarding net loss per common share for the three and nine months ended March 31, 2002 and 2001 (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Basic net loss per common share:
Net income (loss).................	$ 2,197	$ (33,216)	$ 4,360	$ (31,512)
Less: Acrued dividends on Series B, C and D Convertible Preferred Stock ...........	(4,476)	(3,306)	(13,181)	(9,721)
Basic net loss to common stockholders..............	$ (2,279) =======	$ (36,522) =======	$(8,821) ======	$ (41,233) =======
Basic weighted average number of common shares outstanding	6,451 ====	6,211 ====	6,372 ====	6,211 ====

Basic net loss per common share................	$ (0.35) ======	$ (5.88) ======	$ (1.38) ======	$ (6.64) ======

Diluted net loss per common share:
Diluted net loss to common stockholders .....	$ (2,279) =======	$ (36,522) =======	$ (8,821) =======	$ (41,233) ========
Diluted weighted average number of common shares outstanding ....................	6,451 ====	6,211 ====	6,372 ====	6,211 ====

Diluted net loss per common share ...............	$ (0.35) ======	$ (5.88) ======	$ (1.38) ======	$ (6.64) ======

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

Recent Events

        During the three months ended March 31, 2002, the Company recorded net income of $2.2 million compared to a net loss of $33.2 million during the comparable three month period a year ago. Net income during the nine months ended March 31, 2002 was $4.4 million compared to a net loss of $31.5 million during the nine month period ended March 31, 2001. Net income during the nine months ended March 31, 2002 and 2001 includes write-downs to the Company's retained residual interests of $27.0 million and $33.6 million, respectively.

        Total revenue during the three months ended March 31, 2002 was $57.6 million compared to $18.7 million during the comparable period a year ago. Total revenue during the three months ended March 31, 2001 includes a $33.6 million write-down to the Company's residual interests. Excluding the $33.6 million write-down to the residual interest during the three months ended March 31, 2001, the increase in total revenue during the three months ended March 31, 2002 over total revenue during the comparable three month period in 2001 was $5.3 million. The $5.3 million increase in total revenue was comprised of increases of $5.0 million and $1.3 million in gain on sale of loans and origination fees, respectively, partially offset by a decline of $1.0 million in interest income.

        Total expenses during the three months ended March 31, 2002 increased $3.5 million to $54.5 million from $51.0 million during the three months ended March 31, 2001. The increase in expenses during the three months ended March 31, 2002 from expenses reported during the comparable period a year ago was attributable primarily to increases of $5.4 million and $0.9 million in personnel and production expense, respectively, partially offset by declines of $0.2 million and $2.8 million in general and administrative and interest expenses, respectively.

        The Company announced on May 15, 2002, the commencement of its previously announced refinancing of its outstanding 5.5% Convertible Subordinated Debentures due 2006 (the "Existing Debentures") by means of an offer to exchange (the "Exchange Offer") the Company's newly issued 4.0% Convertible Subordinated Debentures due 2012 (the "New Debentures") for any and all outstanding Existing Debentures.

        Upon the terms set forth in an offering memorandum and a related letter of transmittal, the Company is offering to exchange any and all of its outstanding Existing Debentures. Holders of the Existing Debentures will receive $800 principal amount of New Debentures for every $1,000 principal amount of Existing Debentures properly tendered and accepted for exchange in the Exchange Offer.

        The Exchange Offer will expire at 5:00 p.m., New York City time on Thursday, June 13, 2002, unless extended. The Exchange Offer is subject to customary conditions. The Company reserves the right to waive any condition, but may choose to terminate the Exchange Offer if any condition is not satisfied.

        Any New Debentures issued in the Exchange Offer will bear interest at the rate of 4.0% per annum from the date of issuance, payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2002. Holders of the New Debentures will be able to convert the New Debentures at any time prior to maturity in 2012, unless previously redeemed or repurchased, into shares of the Company's common stock on the same terms as the Existing Debentures.

        On December 15, 2002, the Company will be required to redeem through a mandatory scheduled sinking fund payment 30% of the New Debentures then outstanding on a pro rata basis at a redemption price equal to 100% of principal amount, plus accrued and unpaid interest to the date of redemption. The Company will have the option to redeem the New Debentures upon the repayment in full, at maturity or otherwise, of the Company's 9.125% Senior Notes due 2003 (the "Senior Notes") or the earlier amendment of the indenture governing the Senior Notes so as to permit the optional redemption of the New Debentures. Any New Debentures that the Company elects to redeem will be purchased at a redemption price equal to 33.5% of their principal amount, if redemption occurs before the Company makes the scheduled mandatory sinking fund payment on December 15, 2002, or 5% of their principal amount, if the optional redemption occurs after the Company makes the scheduled mandatory sinking fund payment.

        The New Debentures will be subordinated indebtedness of the Company that will be equal in rank to any Existing Debentures that may remain outstanding and subordinated in rank to the Senior Notes.

        Holders of $50.0 million aggregate principal amount, or approximately 44%, of the Company's outstanding Existing Debentures have agreed with Specialty Finance Partners ("SFP"), the Company's largest stockholder which is controlled by Capital Z Financial Services Fund, II, L.P. (together with SFP, "Capital Z"), that SFP will purchase from these holders their Existing Debentures at a price of $260 per $1,000 principal amount of Existing Debentures. SFP has informed the Company that it presently intends to tender such Existing Debentures for exchange in the Exchange Offer, although it has no obligation to do so.

        The Company completed a securitization of $132.8 million of mortgage loans during the three months ended March 31, 2002. At March 31, 2002, the Company retained the residual interest created in the securitization, but sold for cash the mortgage servicing rights and the rights to prepayment fee income to an unaffiliated, independent mortgage servicing company. The Company intends to sell the residual interest created in the March 31, 2002 securitization to Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of SFP, through the Residual Forward Sale Facility (the "Residual Facility") during the three months ended June 30, 2002. There can be no assurance that the Company will complete the sale. During the three months ended March 31, 2002, the Company sold for cash the residual interest created in the December 31, 2001 securitization to CZI under the Residual Facility.

        On March 21, 2002, the Company renewed an existing $300.0 million committed revolving repurchase facility for a 364-day period with a new maturity of March 20, 2003. This committed facility includes a subline that provides concurrent funding of loan production at closing of up to $40.0 million.

        On February 12, 2002, the Company completed a rights offering to the holders of the Company's Common Stock. The Company sold 636,791 shares of Series D Convertible Preferred Stock through the rights offering at $0.85 per share and raised approximately $541,272 in the offering.

        On February 1, 2002, the Company made the final $5.8 million sinking fund payment required under the 10.5% Senior Notes and extinguished these Notes.

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

Increasing the Amount and Value of Its Loan Production. The Company intends to increase the size of its overall originations while improving its value. The Company's traditional retail platform, the National Loan Center and its nationwide broker operations including that channel's growing telemarketing and Internet platforms are all targeted as sources of growth. In its traditional retail platform, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, improving its customer service levels and branch efficiencies. The Company's nationwide broker operations plan to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers' customer bases. The Company's National Loan Centers, which produce loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their scale by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its offerings to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

Reducing Its Cost of Production. The Company intends to reduce its cost of production by leveraging its investment in its origination technology platform, increasing the amount of automation in the loan origination process and increasing the scale of the origination business, driving fixed costs down as a percentage of overall production costs. The Company will also continue its on-going effort of identifying opportunities for cost reductions across all levels of the Company's operations.

Maximizing Its Opportunities in Loan Servicing. The Company's loan servicing operations generate servicing income and related fees while providing management information regarding the performance of mortgage loans being serviced. The Company is also able to sell its servicing rights to third parties in connection with whole loan sales and securitizations. The Company intends to maximize opportunities in loan servicing taking into consideration the Company's overall profitability and liquidity position. During the three months ended March 31, 2002, the Company maximized profitability and cash flow by selling all of its loan production through whole loan sales and securitization transactions on a servicing released basis, which combined with existing loan servicing run-off, in the form of principal amortization, prepayments and liquidations, has resulted in a decline in the size of the servicing portfolio at March 31, 2002, excluding the $930.8 million of loans serviced by the Company on an interim basis at March 31, 2002.

Maintaining the Ability to Obtain Sufficient Lines of Credit and Become Self Financing. The Company intends to continue to increase and diversify its funding sources by adding additional warehouse or repurchase facilities by expanding its current funding relationships and identifying new funding sources. The Company will continue to fund its operations by disposing of a portion of its loan production for cash in the whole loan market, selling residual interests created in securtizations to CZI through the Residual Facility until the full utilization or expiration of that facility, selling the mortgage servicing rights and the rights to prepayment fees on the mortgage loans in the securitizations and developing new sources for working capital.

        The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

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

        The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

		Three Months Ended March 31,		Nine Months Ended March 31,
		2002	2001	2002	2001
Retail	Traditional branch network ..........	$296,034	$292,181	$ 951,942	$797,666
	National Loan Centers............	78,600	21,684	214,097	47,195
	Total Retail.......	374,634	313,865	1,166,039	844,861

Broker:
	Regional office network ............	370,007	234,294	1,085,301	786,673
	Telemarketing and Internet ..........	33,540	6,539	84,418	41,934
	Total broker .......	403,547	240,833	1,169,719	828,607

	Total production ..............	$ 778,181 =======	$ 554,698 =======	$2,335,758 ========	$1,673,468 ========

Total Loan Production. Total loan production during the three months ended March 31, 2002 decreased $56.4 million, or 6.8% to $778.2 million from $834.6 million reported during the three months ended December 31, 2001, and increased $223.5 million, or 40.3%, over the $554.7 million of total loan production reported during the three months ended March 31, 2001. Total loan production during the three months ended March 31, 2002 decreased from loan production during the three months ended December 31, 2001 primarily due to the generally less favorable interest rate environment during the March 2002 quarter compared to the December 2001 quarter and, to a lesser extent, to seasonality factors which have historically resulted in lower loan production during the March quarters. However, the interest rate environment during the three months ended March 31, 2002 was generally more favorable than the interest rate environment during the three months ended March 31, 2001, which contributed to the increase in the Company's total loan origination during the three months ended March 31, 2002 compared to total production during the three months ended March 31, 2001. This increase was due primarily to an increase in broker production, together with a smaller increase in retail loan production due mainly to the addition of certain assets and the operation platform of Residential Money Centers ("RMC"), which became the Company's second National Loan Center, and which did not contribute to loan production during the three months ended March 31, 2001. Total loan production during the nine months ended March 31, 2002 increased $662.3 million, or 39.6%, to $2.3 billion over the $1.7 billion of total mortgage loan production reported during the nine months ended March 31, 2001. The increase in the Company's total loan origination volumes during the nine months ended March 31, 2002 over production volumes during the comparable periods a year ago was due, in part, to the generally more favorable mortgage interest rate environment in place during the fiscal 2002 periods which has contributed to increased refinancing activities in markets where the Company operates. The Company expects a less favorable mortgage interest rate environment during the remainder of calendar year 2002 and into calendar year 2003, which could reduce the overall demand for mortgage loans generally and demand for the Company's mortgage loan products.

Retail Production. The Company's total retail production was $374.6 million during the three months ended March 31, 2002, a decrease of $63.7 million, or 14.5%, from the $438.3 million reported during the three months ended December 31, 2001, and an increase of $60.7 million, or 19.3%, over the $313.9 million of total retail production during the three months ended March 31, 2001. During the nine months ended March 31, 2002, total retail production increased $321.1 million, or 38.0%, to $1.2 billion over the $844.9 million of total retail production during the comparable nine month period during 2001.

        Traditional Retail Branch Network

        The Company's traditional retail branch network production was $296.0 million during the three months ended March 31, 2002, a decrease of $51.4 million, or 14.8%, from the $347.4 million of traditional retail branch network production reported during the three months ended December 31, 2001, but an increase of $3.8 million, or 1.3%, over the $292.2 million reported during the three months ended March 31, 2001. During the nine months ended March 31, 2002, mortgage loan production through the Company's traditional retail branch network was $951.9 million, an increase of $154.2 million, or 19.3%, over the $797.7 million of traditional retail branch network loan production reported during the comparable nine month period a year ago. The Company's traditional retail network production during the three and nine months ended March 31, 2002 was impacted by the general interest rate environment as discussed above.

        National Loan Centers

        Mortgage loan production from the Company's National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, decreased $12.2 million, or 13.4% to $78.6 million during the three months ended March 31, 2002 from $90.8 million during the three months ended December 31, 2001, and increased $56.9 million over the $21.7 million of loan production reported during the three months ended March 31, 2001. The decrease in the National Loan Centers' production during the three months ended March 31, 2002 compared to their production during the three months ended December 31, 2001 was due to the fact that the December 2001 quarter's production included approximately $30.3 million of originations attributable to conventional mortgage loans in RMC's pipeline at the time of the acquisition in November 2001. The Company's mortgage loan production through the National Loan Centers increased $18.1 million, or 29.9%, to $78.6 million during the three months ended March 31, 2002 from the $60.5 million during the three months ended December 31, 2001, excluding the $30.3 million of production attributable to conventional mortgage loans. The Company's mortgage loan production through its National Loan Centers during the nine months ended March 31, 2002 was $214.1 million, an increase of $166.9 million from the $47.2 million reported during the comparable period a year ago. The increase in the National Loan Centers' production during the three and nine months ended March 31, 2002 includes loan origination from the comparable periods a year ago is due, in part, to the addition of the RMC loan origination platform.

Broker Production. The Company's total broker production increased $7.2 million, or 1.8%, to $403.5 million during the three months ended March 31, 2002 from the $396.3 million of total broker production reported during the three months ended December 31, 2001 and increased $162.7 million, or 67.6%, over the $240.8 million reported during the three months ended March 31, 2001. During the nine months ended March 31, 2002, total broker production increased $341.1 million, or 41.2%, to $1.2 billion over the $828.6 million of total broker production reported during the nine months ended March 31, 2001.

        Broker Regional Office Network

        Mortgage loan production from the regional broker office network during the three months ended March 31, 2002 was $370.0 million which increased $0.9 million and $135.7 million over the $369.1 million and $234.3 million, respectively, of regional office network production during the three months ended December 31, 2001 and March 31, 2001, respectively. During the nine months ended March 31, 2002, mortgage loan production through the Company's regional office network was $1.1 billion, an increase of $298.6 million, or 38.0%, over the $786.7 million of regional office network mortgage loan production reported during the comparable nine month period a year ago.

        Broker Telemarketing and Internet

        Broker mortgage loan production through telemarketing and the Internet was $33.5 million during the three months ended March 31, 2002, an increase of $6.3 million, or 23.2%, over the $27.2 million reported during the three months ended December 31, 2001, and an increase of $27.0 million over the $6.5 million reported during the three months ended March 31, 2001. During the nine months ended March 31, 2002, broker mortgage loan production through telemarketing and the Internet was $84.4 million, an increase of $42.5 million over the $41.9 million reported during the nine months ended March 31,

2001.

        The following table sets forth the number of retail branch and broker offices operated by the Company at March 31, 2002 and 2001:

	March 31,
	2002	2001

Traditional retail branches	100	99
National Loan Centers	2	1
Regional broker offices	5	5

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

        The $75.0 million Residual Facility, entered into by the Company on August 31, 2000, strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. At March 31, 2002, the Company retained the residual interest created in the securitization transaction which closed during the three months then ended. The Company intends to sell this residual interest to CZI for cash under the Residual Facility during the three months ended June 30, 2002. During the three months ended March 31, 2002, the Company sold for cash to CZI the residual interest created in the securitization which closed during the three months ended December 31, 2001 and which the Company had retained at December 31, 2001. The Company completed a securitization and sold for cash its residual interest through the Residual Facility during the three months ended September 30, 2001 and during each of the four quarters during the fiscal year ended June 30, 2001. At March 31, 2002, the remaining capacity under the Residual Facility was $18.0 million. The Residual Facility expires on September 30, 2002.

        The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three and nine months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Loans pooled and sold in securitizations...........	$ 132,836	$ 150,000	$ 542,800	$ 1,081,457
Whole loan sales..........	623,964	362,253	1,794,842	719,050

Total loans securitized and sold.....	$ 756,800 =======	$ 512,253 =======	$2,337,642 ========	$ 1,800,507 ========

        During the three months ended March 31, 2002, total mortgage loan dispositions increased $244.5 million to $756.8 million from $512.3 million of total loan dispositions during the three months ended March 31, 2001. Total mortgage loan dispositions during the nine months ended March 31, 2002 were $2.3 billion, an increase of $537.1 million over the $1.8 billion of total mortgage loan dispositions during the comparable period a year ago. The Company's increased loan dispositions during the three and nine months ended March 31, 2002 over the comparable periods a year ago are primarily related to its increased mortgage loan production levels during the fiscal 2002 periods over mortgage loan production levels during the comparable fiscal 2001 periods.

        During the three months ended March 31, 2002, the Company securitized $132.8 million of mortgage loans, a decrease of $17.2 million from the $150.0 million of mortgage loans securitized during the comparable three month period a year ago. However, whole loan sales for cash during the three months ended March 31, 2002 were $624.0 million, an increase of $261.7 million over the $362.3 million of whole loan sales during the three months ended March 31, 2001. During the nine months ended March 31, 2002, the Company securitized $542.8 million of mortgage loans compared to $1.1 billion during the comparable period a year ago.

        During the nine months ended March 31, 2002, the Company continued to be more reliant on whole loan sales selling $1.8 billion of mortgage loans in whole loan sales for cash compared to $719.1 million of whole loan sales for cash during the nine months ended March 31, 2001. The increase in whole loan sales and the corresponding decrease in securitizations during the three and nine months ended March 31, 2002 compared to whole loan sales and securitizations during the three and nine months ended March 31, 2001 were generally due to more attractive pricing conditions prevailing in the whole loan markets during the March 2002 periods compared to conditions prevailing during the comparable periods a year ago and, to a lesser extent, due to the Company's strategy of retaining capacity in the Residual Facility until the expiration of the Facility in September 2002. Future adverse changes in the current interest rate environment and in the current economic climate as well as the full utilization or expiration of the Residual Facility could affect the mix in the composition of the Company's strategy of selling loans in the form of securitizations or whole loan sales.

Loan Servicing. The Company's servicing portfolio consists mainly of mortgage loans securitized prior to the year ended June 30, 2000 for which the Company retained servicing and, to a lesser extent, loans serviced for others on an interim basis, which includes loans sold where servicing has not yet been transferred and loans held for sale. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. It is the Company's strategy to maximize opportunities in loan servicing. As a means to maximize cash flow from securitizations, the Company has sold for cash the servicing rights in securitizations during the three and nine months ended March 31, 2002. Moreover, the Company does not retain servicing on loans it sells in whole loan sale markets.

        The following table sets forth certain information regarding the Company's servicing portfolio at March 31, 2002 and 2001 and June 30, 2001 (in millions):

	March 31,		June 30,
	2002	2001	2001
Mortgage loans serviced:
Loans in securitization trusts	$ 1,331.0	$ 2,015.5	$1,810.9
Loans serviced on an interim basis	930.8	629.7	722.1
Serviced in-house	2,261.8	2,645.2	2,533.0
Loans subserviced by others	140.4	201.0	184.0
Total servicing portfolio	$ 2,402.2 =======	$ 2,846.2 =======	$2,717.0 ======
Percentage serviced in-house	94.2% =======	92.9% =======	93.2% ======

        The Company has generally not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released. The Company's loan servicing portfolio at March 31, 2002 declined $444.0 million, or 15.6% to $2.4 billion from $2.8 billion at March 31, 2001, reflecting loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidation. The Company's portfolio of loans in securitization trusts decreased $684.5 million, or 34.0%, to $1.3 billion at March 31, 2002 from $2.0 billion at March 31, 2001. This decline was partially offset by an increase of $301.1 million of mortgage loans serviced by the Company on an interim basis.

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

        The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to its origination of lower credit grade loans. The Company has discontinued its bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs. However, because the Company has been selling its more recent loan production in whole loan sales for cash and in securitizations on a servicing released basis, the effects of these changes in its loan origination strategies have generally not affected delinquencies and losses caused by certain mortgage loans remaining in its securitized trusts from these old programs. Delinquent loans (by principal balance) decreased at March 31, 2002 to $265.2 million from $353.1 million at June 30, 2001 and $383.2 million at March 31, 2001. The delinquency rate at March 31, 2002 was 11.0% compared to 13.0% at June 30, 2001 and 13.5% at March 31, 2001. The delinquency rate at March 31, 2002 declined from the delinquency rate at June 30, 2001, due to a decrease in the Company's securitized portfolio which includes the loans from the former correspondent bulk purchases and discontinued broker programs. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company expects its loan servicing portfolio to continue to decline, which could cause delinquency rates to rise because, even if the number of delinquent loans does not increase but remains constant or even declines, those loans may represent a larger portion of a smaller portfolio. See "Results of Operations-Revenue."

        During the nine months ended March 31, 2002, losses on loan liquidations decreased to $51.6 million from $68.2 million in the comparable nine month period a year ago primarily due to the decrease in the number of loans liquidated. If the Company's loan servicing portfolio continues to decrease in size, the percentage of annualized losses to the average servicing portfolio could increase. Moreover, credit losses incurred by the Company on liquidations of loans were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's retail and broker production channels. During the nine months ended March 31, 2002, approximately 37.8% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 22.2% of the Company's servicing portfolios when measured at July 1, 2001. The Company has eliminated its bulk correspondent loan purchase program. The bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Further, current market conditions, and recent regulatory changes in certain states have resulted in the tightening of underwriting guidelines by many subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

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

        The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio at or during the periods indicated:

	At or during the -------------------------------------------------------------------------------------------------------------
	Nine Months Ended March 31,		Year Ended June 30,
	2002	2001	2001	2000	1999
	(Dollars in thousands)

Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2)(3)(4)
One month	1.0%	1.4%	1.7%	1.9%	2.4%
Two months	0.5%	0.6%	0.7%	0.8%	1.0%
Three or more months:
Not foreclosed(5)	8.2%	9.6%	8.9%	9.0%	10.3%
Foreclosed(6)	1.3%	1.9%	1.7%	1.9%	2.0%

Total	11.0% =====	13.5% =====	13.0% =====	13.6% =====	15.7% =====
Percentage of dollar amount of loans foreclosed during the period to servicing portfolio(4)(8)	1.4%	2.4%	3.0%	3.6%	2.9%
Number of loans foreclosed during the period	630	1,066	1,238	1,854	1,680
Principal amount of foreclosed loans during the period	$37,328	$79,098	$89,884	$135,629	$122,445
Number of loans liquidated during the period	1,212	1,835	2,479	2,749	1,518
Net losses on liquidations during the period(7)	$51,632	$68,147	$91,754	$96,119	$51,730
Percentage of annualized losses to servicing portfolio(4)(8)	2.6%	2.8%	3.0%	2.6%	1.2%
Servicing portfolio at period end	$2,402,000	$2,846,000	$2,717,000	$3,560,000	$3,841,000

___________

(1)	Delinquent loans are loans for which more than one payment is due.
(2)

The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3)

At March 31, 2002, the dollar volume of loans delinquent more than 90 days in ten of the Company's twenty-six REMIC trusts, exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus six additional REMIC trusts have also exceeded certain loss limits. At March 31, 2002, the unpaid principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $524.6 million, or 21.8% of the total servicing portfolio. At March 31, 2002, the unpaid principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $1.1 billion, or 44.9% of total servicing portfolio. See "Certain Accounting Considerations".

(4)

The servicing portfolio used in the percentage calculations includes loans subserviced for others by the Company on an interim basis of $930.8 billion, $629.7 million, $722.1 million, $679.1 million and $643.9 million for the periods ended March 31, 2002, March 31, 2001, June 30, 2001, June 30, 2000 and June 30, 1999, respectively.

(5)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(6)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.
(7)	Represents losses, net of gains, on properties sold through foreclosed or other default management activities during the period indicated.
(8)

The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicers during the related periods indicated

Certain Accounting Considerations

        The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Residual Facility, entered into by the Company on August 31, 2000, strengthened the Company's ability to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through the periodic sales of residual interests for cash. At March 31, 2002, the Company retained the residual interest created in the securitization transaction which closed during the three months then ended. However, the Company intends to sell for cash this residual interest to CZI under the Residual Facility during the three months ended June 30, 2002. During the three months ended March 31, 2002, the Company sold for cash to CZI the residual interest created in the securitization which closed during the three months ended December 31, 2001 and which the Company had retained at December 31, 2001. The Company did not retain residual interests created in any of the $1.2 billion of securitizations which closed during the year ended June 30, 2001 or in the $175.0 million securitization which closed during the three months ended September 30, 2001. Such residual interests were sold for cash under the Residual Facility.

Accounting for Securitizations. The Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales. The following discusses certain accounting considerations which arise only in the context of securitization transactions.

        In a securitization, the Company conveys loans to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for loan losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and loss limits specified in the securitization agreements.

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

        The following table summarizes certain information about the securitization trusts in which the Company had retained a residual interest at March 31, 2002 and June 30, 2001 (dollars in thousands):

	March 31, 2002	June 30, 2001

Aggregate principal balance of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	$1,471,246	$1,998,650
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	$1,287,562	$1,795,278
Weighted average coupon rates of:
Securitized loans	10.80%	11.28%
Pass-through certificates or bonds	5.39%	6.14%

                Certain historical data and key assumptions and estimates used by the Company in its March 31, 2002 and June 30, 2001 review of the residual interests retained1 by the Company were the following:

	March 31, 2002	June 30, 2001

Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balance of securitized loans	32.4%	29.9%
Estimated peak annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	22.3% to 29.5%	22.3% to 29.5%
Adjustable rate loans	37.2% to 46.9%	37.2% to 46.9%
Estimated weighted average life of securitized loans	3.0 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.6%	3.9%
Future estimated credit losses, as a percentage of original principal balances of securitized loans	0.9%	1.4%
Total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans	5.5%	5.3%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$385,996	$368,479
Discount rate	15.0%	15.0%

_______________________

  Data does not include residual interest at March 31, 2002 which the Company intends to sell under the Residual Facility

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

        The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans in each securitization trust, ranged from 2.0% to 9.4% at March 31, 2002 and ranged from 2.1% to 9.0% at June 30, 2001. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

        The Company has previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company's credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended March 31, 2002, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy. During the three months ended March 31, 2002, no adjustment to the Company's assumptions (rate of prepayment, credit loss and discount rate) was deemed warranted. During the nine months ended March 31, 2002, write-downs to the Company's residual assets were $27.0 million. During the three and nine months ended March 31, 2001, the Company recorded residual interest write-downs of $33.6 million.

        The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the residual interests through a charge to earnings.

        Key assumptions used by the Company in measuring the residual interest in the $132.8 million securitization completed during the three months ended March 31, 2002, were (i) estimated peak annual prepayment rates of 25.2% and 55.5% on the outstanding principal balances of the securitized fixed and adjustable rate loans, respectively, (ii) future estimated prospective credit losses of 4.2% of the original principal balances of the securitized loans; and (iii) a 15.0% discount rate.

        Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes mortgage servicing rights ("MSRs"). The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating net future cash flows from servicing income, the Company first determines net future servicing income which is future servicing revenue less future servicing expense over the expected life of the servicing arrangement. Servicing revenue includes contractual servicing fees and other ancillary fees, prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses also include an estimate of approximately 19 basis points of the mortgage loans in the securitization trusts for the interest cost to carry advances to the securitization trusts. The Company uses a 15.0% discount rate to calculate the present value of net future cash flows relating to servicing income. The servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized MSRs for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristic of the underlying loans which is loan type. The Company's periodic valuation of its MSRs considers the amount of advances which have been made and that are expected to be made, an estimate for the cost to carry such advances, and the estimated period of time over which the advances will be outstanding. At March 31, 2002 and 2001, there were no valuation allowances on MSRs.

        The Company sold to an independent, third party loan servicer for cash the MSRs on the loans included in the $542.8 million of securitization transactions which closed during the nine months ended March 31, 2002. Accordingly, no MSR was capitalized by the Company during the nine months ended March 31, 2002.

Results of Operations--Three and Nine Months Ended March 31, 2002 and 2001

        The following table sets forth information regarding the components of the Company's revenue and expenses for the three and nine months ended March 31, 2002 and 2001 (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenue:
Gain on sale of loans ............	$ 22,513	$ 17,476	$ 78,149	$ 56,106
Write-down of residual interests	-	(33,600)	(27,000)	(33,600)
Origination fees ..............	12,484	11,207	41,363	35,953
Loan servicing .............	3,026	3,008	9,459	11,524
Interest ................	19,621	20,623	63,349	65,657

Total revenue, including write-down of
residual interests ..........	57,644	18,714	165,320	135,640

Expenses:
Personnel ...............	29,127	23,681	84,142	74,457
Production ..............	5,572	4,630	14,813	13,698
General and administrative ........	11,317	11,516	30,672	37,743
Interest ...............	8,454	11,204	28,978	39,794

Total expenses .................	54,470	51,031	158,605	165,692

Income (loss) before provision for income
taxes ..................	3,174	(32,317)	6,715	(30,052)
Provision for income taxes ...........	977	899	2,355	1,460

Net income (loss) ............	$ 2,197 ======	$ (33,216) ========	$ 4,360 ======	$ (31,512) ========

Revenue

        Total revenue during the three months ended March 31, 2002 increased $38.9 million to $57.6 million from $18.7 million during the comparable three month period a year ago. Total revenue during the three months ended March 31, 2001 includes a $33.6 million write-down to the Company's retained residual interests. Excluding the $33.6 million write-down to the retained residual interests, total revenues during the three months ended March 31, 2002 increased $5.3 million to $57.6 million over total revenues during the same period a year ago. The increase in total revenue was primarily due to increases of $5.0 million and $1.3 million in gain on sale of loans and origination fees, respectively, offset partially by a $1.0 million decline in interest income during the three months ended March 31, 2002 when compared to amounts reported during the comparable 2001 period. Total revenue for the nine months ended March 31, 2002 was $165.3 million compared to $135.6 million during the comparable nine month period in 2001. Total revenue during the nine months ended March 31, 2002 and 2001 includes write-downs to the retained residual interests of $27.0 million and $33.6 million, respectively. Excluding the write-downs to the retained residual interests, total revenue during the nine months ended March 31, 2002 increased $23.1 million, or 13.7%, to $192.3 million over the $169.2 million during the nine months ended March 31, 2001. The increase in total revenue during the nine months ended March 31, 2002 when compared to amounts reported during the nine months ended March 31, 2001 was attributable primarily to increases of $22.0 million and $5.4 million in gain on sale of loans and origination fees, respectively, partially offset by declines in loan servicing and interest.

Gain on Sale of Loans. Gain on sale of loans during the three months ended March 31, 2002 increased $5.0 million to $22.5 million from $17.5 million during the three months ended March 31, 2001. The increase in gain on sale of loans resulted from the $244.5 million, or 47.7%, increase in total loan dispositions during the three months ended March 31, 2002 over total loan dispositions during the comparable period a year ago. During the three months ended March 31, 2002 and 2001, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. However, the mix in the composition of securitizations and whole loan sale for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow requirements. In addition, the Company's recent loan disposition strategy has been weighted towards whole loan sales for cash as a means of retaining capacity under the Residual Facility. During the three months ended March 31, 2002, $132.8 million and $624.0 million of mortgage loans were disposed in securitizations and whole loan sales, or 17.6% and 82.4%, respectively, of the $756.8 million of total loan dispositions during the period. In comparison, during the three months ended March 31, 2001, mortgage loans disposed in securitizations and whole loans sales were $150.0 million and $362.3 million, or 29.3% and 70.7%, respectively, of the $512.3 million of total loan dispositions during the period.

        The gain on sale rates realized by the Company on whole loan sales were generally higher during the three months ended March 31, 2002 compared to the gain on sale rate for whole loan sales during the comparable three month period a year ago due to generally more favorable conditions in the whole loan markets during the March 2002 quarter when compared to market conditions during the March 2001 quarter. However, the gain on sale rate realized by the Company on the securitization which closed during the three months ended March 31, 2002 was lower than the gain on sale rate realized on the securitization which closed during the same period in 2001. The decline was due to the timing of the close of the March 2002 securitization being at a time when interest rateswere rising whereas the mortgage loans in the securitization trust were originated in earlier periods and at lower average interest rates.

        Gain on sale of loans during the three months ended March 31, 2002 and 2001 included $2.2 million and $2.0 million, respectively, of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold to an unaffiliated independent mortgage servicing company relating to the securitizations during the respective periods. Gain on sale of loans during the three months ended March 31, 2002 and 2001 was reduced by the amortization of costs related to obtaining the Residual Facility of $0.3 million and $0.3  million, respectively, of which $0.2 million and $0.2 million, respectively, related to amortization of the facility fee paid to CZI. At March 31, 2002, the remaining costs left to be amortized to gain on sale of loans related to the Residual Facility were $0.9 million, of which $0.8 million related to the facility fee.

        From time to time, the Company enters into forward interest rate swap agreements to hedge interest rate exposure to its fixed rate mortgage loan inventory and its fixed rate pipeline of mortgage loans in anticipation of closing loan disposition transactions. Included in gain on sale of loans during the three months ended March 31, 2002 and 2001, were $1.3 million of hedge gains and $1.6 million of hedge losses, respectively.

        Gain on sale of loans increased $22.0 million, or 39.3%, to $78.1 million during the nine months ended March 31, 2002 from $56.1 million during the nine months ended March 31, 2001. During the nine months ended March 31, 2002 and 2001, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. However, the mix in the composition of securitizations and whole loan sales for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow needs and the Company's desire to retain capacity in the Residual Facility during the fiscal 2002 period. Whole loan sales for cash increased $1.1 billion, or 149.6%, to $1.8 billion during the nine months ended March 31, 2002 from $719.1 million during the comparable nine month period a year ago. The Company continued to rely on the Residual Facility during the nine months ended March 31, 2002, but to a lesser extent than during the comparable period a year ago. Loans dispositions through securitizations declined $538.7 million, or 49.8%, to $542.8 million during the nine months ended March 31, 2002 from $1.1 billion during the nine months ended March 31, 2001. The increase in gain on sale of loans during the nine months ended March 31, 2002 over the gain on sale of loans reported during the comparable period a year ago resulted primarily from the $537.1 million increase in total loan disposition volume during the nine months ended March 31, 2002 from total loan dispositions reported during the comparable period a year ago. To a lesser extent, the increase in gain on sale of loans during the nine months ended March 31, 2002 over the gain on sale of loans reported during the comparable period a year ago resulted from higher gain rates recognized by the Company in its securitization and whole loan sales for cash during the last half of calendar 2001 included in the nine months ended March 31, 2002 when compared to gain rates recognized on loan disposition transactions during the comparable period a year ago due to the more favorable market conditions.

        Gain on sale of loans during the nine months ended March 31, 2002 and 2001 included $7.6 million and $13.8 million, respectively, of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold to unaffiliated independent mortgage servicing companies relating to securitizations during the respective periods. Gain on sale of loans during the nine months ended March 31, 2002 and 2001 was reduced by $1.6 million and $5.6 million of hedge losses, respectively. Gain on sale of loans during the nine months ended March 31, 2002 and 2001 was also reduced by the amortization of costs related to obtaining the Residual Facility of $0.5 million and $1.7 million, respectively, of which $0.5 million and $1.6 million related to amortization of the facility fee paid by the Company to CZI.

Origination Fees. Origination fee revenue is primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company. Origination fee revenue is primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points and fees charged on such loans. Origination fee revenue during the three months ended March 31, 2002 was $12.5 million, up $1.3 million, or 11.4% from $11.2 million during the three months ended March 31, 2001. The increase in origination fee revenue during the three months ended March 31, 2002 is primarily attributable to the $60.7 million, or 19.3%, increase in retail loan production during the three months ended March 31, 2002, over production amounts reported in the comparable period a year ago, partially offset by a decrease in average points and fees per loan due to competitive factors and a reduction in points and fees charged by the Company in certain states and for certain loan products in response to recent regulatory changes. The Company expects weighted average points charged to decline further in coming quarters as the Company expects to continue to reduce points and fees charged in certain states in response to pending legislation and regulation restricting points and fees in numerous states.

        Origination fee income during the nine months ended March 31, 2002 was $41.4 million, an increase of $5.4 million, or 15.0%, from the $36.0 million reported during the comparable nine month period in 2001. The increase in origination fee revenue during the nine months ended March 31, 2002 from levels reported during the comparable nine month period a year ago is attributable primarily to the $321.2 million, or 38.0%, increase in retail production during the nine months ended March 31, 2002 over the comparable period a year ago, partially offset by a decline in average points and fees charged at the time of origination. As previously reported, the Company has, in response to competitive factors and recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products.

Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of the Company's MSRs. See "Certain Accounting Considerations." Loan servicing revenue was $3.0 million during both the three months ended March 31, 2002 and 2001. During the three months ended March 31, 2002, servicing, late and prepayment fees declined $1.5 million from amounts reported during the comparable three month period a year ago. The decline was due primarily to the $444.0 million decrease in the size of the servicing portfolio at March 31, 2002 when compared to the size of the servicing portfolio at March 31, 2001, and, to a lesser extent, due to a decrease in prepayment fees due to the aging of loans in the servicing portfolio beyond the term of their prepayment fee period. However, subservicing related expenses and MSR amortization expense declined $1.0 million and $0.5 million, respectively, during the three months ended March 31, 2002 from the amounts reported during the three months ended March 31, 2001. Subservicing expenses and related resolution, set-up and reperformance expenses during the three months ended March 31, 2002 were $0.2 million, down $1.0 million from the $1.2 million of such expenses during the three months ended March 31, 2001. The subservicing expenses are a result of two arrangements entered into by the Company in order to reduce its advance obligations. In the first arrangement, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($140.4 million at March 31, 2002) in principal amount of loans. In the second arrangement, an investment bank purchased certain advances and agreed to undertake the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. While the Company has existing advance arrangements with these two counterparties to reduce its advance obligations, such arrangements are not applicable to all advance obligations. The Company expects subservicing expense to trend downward in future periods as the balance of loans subserviced declines. The Company also expects MSR amortization to decline as the servicing portfolio decreases.

        Loan servicing revenue during the nine months ended March 31, 2002 decreased to $9.5 million from $11.5 million during the nine months ended March 31, 2001. The $2.0 million decrease in loan servicing revenue during the nine months ended March 31, 2002 from loan servicing revenue reported during the comparable period a year ago was due primarily to declines in servicing, late and prepayment fees aggregating $6.4 million, partially offset by declines of $2.3 million and $1.8 million in subservicing related expenses and amortization of mortgage servicing rights, respectively. The declines in servicing, late and prepayment fees during the nine months ended March 31, 2002 are due to the decrease in the size of the servicing portfolio at March 31, 2002 compared to March 31, 2001, and, to a lesser extent, due to a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of their prepayment fee period. Subservicing expenses and related resolution, set-up and reperformance expenses during the nine months ended March 31, 2002 were $1.5 million, down $2.3 million from the $3.8 million of such expenses during the nine months ended March 31, 2001.

        The Company has generally not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's loan servicing portfolio at March 31, 2002 decreased $444.0 million, or 15.6% to $2.4 billion from $2.8 billion reported at March 31, 2001, reflecting loan servicing portfolio runoff during the period. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. Future loan servicing revenue will be negatively impacted by continuing declines in the size of the loan servicing portfolio and in prepayment fees due to the aging of loans in the portfolio past the term of any prepayment penalties on loans, and by the costs associated with the arrangements the Company entered into to reduce advances on securitization trusts.

Interest Income. Interest income includes interest on loans held for sale, discount accretion income associated with the Company's residual interests and interest on short-term overnight investments. Interest income during the three months ended March 31, 2002 decreased by $1.0 million to $19.6 million from

$20.6 million during the three months ended March 31, 2001. Interest income decreased by $2.4 million to $63.3 million during the nine months ended March31, 2002 from $65.7 million during the comparable nine month period a year ago. The decreases in interest income during the three and nine months ended March 31, 2002 from the amounts reported during the comparable three and nine month periods a year ago were primarily due to declines of $2.9 million and $7.1 million, respectively, in accretion to the Company's residual interests. The Company's residual interests were at lower balances during the three and nine months ended March 31, 2002 due to the $27.0 million write-down when compared to residual interest levels during the same three and nine month periods a year ago. Partially offsetting the decreases in accretion income during the three and nine months ended March 31, 2002 from amounts reported during the same periods a year ago were increases of $1.9 million and $4.7 million, respectively, in interest income on loans held for sale during the three and nine months ended March 31, 2002 over interest income levels reported during the comparable periods a year ago. The increase in interest income on loans held for sale during the three and nine months ended March 31, 2002 over the amounts reported a year ago is attributable to higher outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the three and nine months ended March 31, 2002 when compared to such balances and coupon rates during the same periods a year ago.

Expenses

Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes incentives that are generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Total personnel expense during the three months ended March 31, 2002 increased $5.4 million, or 22.8%, to $29.1 million from $23.7 million during the three months ended March 31, 2001. Salaries, commissions, bonuses and incentives increased $3.6 million, or 17.3%, during the three months ended March 31, 2002 over the amount reported during the three months ended March 31, 2001 due primarily to incentive compensation awards to retail account executives relative to the $60.7 million, or 19.3% increase in retail production during the three months ended March 31, 2002 over retail production volumes reported during the three months ended March 31, 2001 and, to a lesser extent, due to increases in the number of people employed by the Company and incentive compensation awards to other employees. The increase in personnel expense during the three months ended March 31, 2002 over the amount reported during the comparable period a year ago is also partially attributable to increased health, medical and other benefit costs of $1.9 million.

        Total personnel expense during the nine months ended March 31, 2002 increased $9.6 million, or 12.9%, to $84.1 million compared to $74.5 million during the nine months ended March 31, 2001. Salaries, commissions, bonuses and incentives increased $8.2 million, or 13.0%, during the nine months ended March 31, 2002 over the amount reported during the nine months ended March 31, 2001 primarily due to incentive compensation awards to retail and broker account executives relative to the $662.3 million, or 39.6% increase in total loan production during the nine months ended March 31, 2002 over total production volumes reported during the nine month period ended March 31, 2001. To a lesser extent, the increase in personnel expense during the nine months ended March 31, 2002 over the amount reported during the comparable nine month period a year ago is also attributable to $1.4 million of increased health, medical and other benefit costs and increases in the number of people employed by the Company and incentive compensation awards to other employees.

Production. Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees increased $0.9 million, or 20.3%, to $5.5 million during the three months ended March 31, 2002 from $4.6 million during the three months ended March 31, 2001. Production expense during the nine months ended March 31, 2002 increased $1.1 million, or 8.1%, to $14.8 million from $13.7 million during the nine months ended March 31, 2001. The increases in production expense during the three and nine months ended March 31, 2002 from the comparable three and nine month periods a year ago are due to the Company's increased loan origination volumes during the respective three and nine months ended March 31, 2002 over those during the respective periods a year ago. Production expense expressed as a percentage of total loan origination volume for the three months ended March 31, 2001 declined to 0.7% from 0.8% during the comparable three month period in 2001. The decline is attributable to the $223.5 million, or 40.3%, increase in total loan origination volume during the three months ended March 31, 2002 over the total loan origination volumes reported during the comparable three month period in 2001, partially offset by the $0.9 million, or 20.3%, increase in production expenses during the three months ended March 31, 2002 over production expenses during the same period a year ago. Production expense expressed as a percentage of total loan origination volume during the nine months ended March 31, 2002 declined to 0.6% from 0.8% during the nine months ended March 31, 2001. The decline is attributable to the $662.3 million, or 39.6%, increase in total loan production during the nine months ended March 31, 2002 over the levels reported during the comparable nine month period a year ago, partially offset by the $1.1 million, or 8.1%, increase in production expense during the nine months ended March 31, 2002 over those reported during the comparable nine month period a year ago.

General and Administrative. General and administrative expenses decreased $0.2 million and $7.1 million to $11.3 million and $30.7 million during the three and nine months ended March 31, 2002, respectively, from $11.5 million and $37.7 million during the comparable three and nine month periods during 2001. The decrease during the three months ended March 31, 2002 from the comparable three month period a year ago was primarily attributable to declines in professional expenses partially offset by increases in insurance, occupancy and communication expenses. The decrease during the nine months ended March 31, 2002 from the comparable nine month period a year ago was primarily attributable to declines in professional, occupancy, legal and depreciation expenses. General and administrative expense also includes the amortization of financing costs and other arrangements entered into by the Company which decreased by $0.6 million and $2.1 million to $1.1 million and $3.6 million during the three and nine months ended March 31, 2002, respectively, from $1.7 million and $5.7 million during the comparable three and nine month periods during 2001.

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

Interest Expense. Interest expense decreased $2.8 million and $10.8 million to $8.5 million and $29.0 million during the three and nine months ended March 31, 2002, respectively, from $11.2 million and $39.8 million during the three and nine months ended March 31, 2001, respectively. The decreases in interest expense during the three and nine months ended March 31, 2002 from interest expense levels reported during the comparable three and nine month periods a year ago resulted from lower pricing under the Company's revolving warehouse and repurchase facilities due to declines in the one-month LIBOR during the three and nine months ended March 31, 2002 despite increased average borrowings during the three and nine months ended March 31, 2002 over borrowings during the comparable periods a year ago to fund the origination of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its loan production operations and expected increases in the general interest rate environment in coming quarters.

Income Taxes. During the three and nine months ended March 31, 2002, the Company recorded income tax provisions of $1.0 million and $2.4 million, respectively, which related primarily to taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, to miscellaneous state tax obligations. Such tax provisions reflect effective tax rates of 30.8% and 35.1% for the three and nine months ended March 31, 2002. During the three and nine months ended March 31, 2001, the Company recorded income tax provisions of $0.9 million and $1.5 million, respectively. The provisions for income taxes during the three and nine months ended March 31, 2001 related primarily to taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, to other miscellaneous state tax obligations.

        The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

Financial Condition

Loans Held for Sale. The Company's portfolio of loans held for sale decreased to $415.2 million at March 31, 2002 from $417.2 million at June 30, 2001 due primarily to loan dispositions exceeding loan originations during the nine months ended March 31, 2002.

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

        Accounts receivable decreased $2.2 million to $68.8 million at March 31, 2002 from $71.1 million at June 30, 2001. The decrease is primarily attributable to decreases of $4.8  million in amounts due from CZI, $0.7 million in servicing and late fees receivable, $0.5 million in cash due from the securitization trusts, and $1.6 million in interest and servicing advances, which were partially offset by a $5.5 million increase in accrued interest receivable and other receivables.

        At March 31, 2002, there were no amounts due to the Company from CZI under the Residual Facility compared to $4.8 million due to the Company at June 30, 2001. The $0.7 million decline in servicing and late fees receivable at March 31, 2002 from June 30, 2001 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its servicing portfolio during the nine months ended March 31, 2002. The $1.6 million decrease in servicing and interest advances to the securitization trusts at March 31, 2002 from June 30, 2001 is comprised of $22.9 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $24.6 million of recoveries of such advances during the nine months ended March 31, 2002. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The $0.5 million decline in cash due from the securitization trusts at March 31, 2002 from June 30, 2001 is attributable to the timing of cash being released. The $5.5 million increase in accrued interest receivable and other receivables at March 31, 2002 when compared to the balance at June 30, 2001 is due primarily to a $4.4 million increase in cash pledged for margin required under the Company's forward interest rate swap agreements at March 31, 2002.

        The Company periodically evaluates its accounts receivable for realizability and charges income for amounts deemed uncollectible.

Residual Interests. Residual interests decreased to $205.5 million at March 31, 2002 from $237.8 million at June 30, 2001, reflecting the $27.0 million write-down recorded by the Company, $27.0 million of cash received from the securitization trusts, partially offset by $25.0 million of accretion during the nine months ended March 31, 2002 and a $3.6 million residual interest created in the securitization which closed during the March 2002 quarter. Also, during the three months ended March 31, 2002, the Company sold for cash to CZI under the Residual Facility the $6.9 million residual interest created in the $235.0 million securitization transaction which closed during the three months ended December 31, 2001, but which the Company had retained at December 31, 2001. While the Company retained the $3.6 million residual interest created in the $132.8 million securitization transaction which closed during the three months ended March 31, 2002, it expects to sell it for cash to CZI under the Residual Facility during the three months ended June 30, 2002.

Mortgage Servicing Rights, net. MSRs, net, decreased to $3.7 million at March 31, 2002 from $6.5 million at June 30, 2001 reflecting amortization of $2.8 million during the nine months ended March 31, 2002. During the nine months ended March 31, 2002, the Company did not capitalize any MSRs as the Company sold for cash the servicing rights on the mortgage loans in the $542.8 million of securitizations which closed during the period. All of the Company's $1.8 billion of whole loan sales for cash during the nine months ended March 31, 2002 were sold with servicing released.

Equipment and Improvements, net. Equipment and improvements, net, decreased to $11.0 million at March 31, 2002 from $11.1 million at June 30, 2001 reflecting depreciation and amortization outpacing the capitalization of new equipment and improvement acquisitions during the nine months ended March 31, 2002.

Prepaid and Other Assets. Prepaid and other assets decreased to $11.8 million at March 31, 2002 from $14.1 million at June 30, 2001, reflecting a decrease in the capitalized costs incurred for financing and other arrangements entered into by the Company during the nine months ended March 31, 2002.

Borrowings. Amounts outstanding under borrowings of $264.0 million at March 31, 2002 declined by $5.8 million from the amount outstanding at June 30, 2001 due to the Company's remittance on February 1, 2002 of the final $5.8 million sinking fund payment due on the 10.5% Senior Notes.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $348.3 million at March 31, 2002 from $393.3 million at June 30, 2001 primarily due to the Company's decreased reliance on its revolving warehouse facilities and, to a lesser extent, as the result of the decrease in loans held for sale due to loan dispositions during the nine months ended March 31, 2002, partially offset by the Company's loan production during the period. Proceeds from whole loan sales and securitizations are used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities.

Income taxes payable. Income taxes payable increased $0.4 million to $8.5 million at March 31, 2002 from $8.1 million at June 30, 2001 reflecting the net activity caused by the provision for income taxes offset by income tax remittances recorded during the nine months ended March 31, 2002.

Liquidity and Capital Resources

        The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) funding of mortgage loan originations prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii)  cash reserve accounts or overcollateralization requirements in connection with the securitization, (iv) ongoing administrative, operating, and tax expenses, (v) interest and principal payments under the Company's revolving warehouse and repurchase facilities and other existing indebtedness and (vi) advances in connection with the Company's servicing portfolio.

        The Company's primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) securitization and sale of mortgage loans and related servicing rights, (iii) sales of residual interests under the Residual Facility until it expires and (iv) monetization of the Company's servicing advances. The Company historically had access to working capital financing facilities and the issuance of debt and equity securities to finance its operating cash requirements; however, due to the Company's operating performance in the three most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future.

        The Company had cash and cash equivalents of approximately $23.9 million at March 31, 2002.

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to originate mortgage loans and hold them prior to securitization or sale. At March 31, 2002, the Company had committed revolving warehouse and repurchase facilities in the amount of $800.0 million. Of the $800.0 million of committed revolving warehouse and repurchase facilities available to the Company at March 31, 2002, $200.0 million, $300.0 million and $300.0 million expire on June 30, 2002, November 15, 2002 and March 20, 2003, respectively.

        Certain of the Company's warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

        All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments or waivers, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to decrease or cease loan production operations which would negatively impact profitability and jeopardize the Company's ability to continue to operate as a going concern.

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

        Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Funded warehouse indebtedness is generally not included in the indebtedness limitations. Securitization obligations are generally not included in the indebtedness limitations. As a result of the net losses during each of the fiscal years in the three year period ended June 30, 2001, the Company is restricted from incurring additional indebtedness as defined in the Indenture. The Company's revolving warehouse and repurchase facilities also contain limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of assets allocable to post-September 1996 securitizations which the Company may pledge to secure debt is limited by the Indenture to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million.

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

        The Company securitized $132.8 million of loans and sold $624.0 million of loans in whole loan sales during the three months ended March 31, 2002 compared to $150.0 million of loans securitized and $362.3 million of loans sold in whole loan sales, respectively, in the comparable period a year ago. During the nine months ended March 31, 2002, the Company securitized $542.8 million of mortgage loans and sold $1.8 billion of mortgage loans in whole loan sales compared to $1.1 billion and $719.1 million of loans securitized and loans sold in whole loan sales, respectively, during the nine months ended March 31, 2001. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations-Revenue."

        In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At March 31, 2002, the Company was required to maintain overcollateralization amounts of $230.3 million, of which $183.7 million was maintained. The remaining $46.6 million is required to be added to the overcollateralization amounts from future spread income from the loans in the securitization trusts. Of the $230.3 million of overcollateralization amounts required at March 31, 2002, $58.5 million is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts.

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

Residual Forward Sale Facility. On August 31, 2000, the Company entered into the Residual Facility with CZI, an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million amount of the Residual Facility, or (iii) a termination event, as defined in the Residual Facility. The Company believes that the Residual Facility has assisted the Company by strengthening its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitizations and by providing another source of cash to the Company through periodically converting residual interests into cash. The Company believes that the Residual Facility has strengthened its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitizations and by providing another source of cash to the Company through periodically converting residual interests into cash.

        At March 31, 2002, the capacity remaining under the Residual Facility was $18.0 million. It is the Company's expectation to sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis. There can be no assurance that the Residual Facility will be renewed beyond its expiration.

        In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three months ended March 31, 2002 and 2001, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.3 million and $0.3 million, respectively, of which approximately $0.2 million and $0.2 million, respectively, related to the facility fee paid to CZI. During the nine months ended March 31, 2002 and 2001, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.5 million and $1.7 million, respectively, of which $0.5 million and $1.6 million, respectively, related to the facility fee paid to CZI. At March 31, 2002, the total unamortized capitalized Residual Facility costs remaining to be amortized were $0.9 million, of which $0.8 million related to the facility fee, and are included in prepaid and other assets in the accompanying condensed consolidated balance sheet. If the Residual Facility expires with remaining capacity available or if it were to be terminated prior to its full usage, any remaining unamortized fees would be charged to gain on sale of loans at such times.

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

        As previously reported, on February 12, 2002, the Company completed its rights offering to its Common Stockholders. The Company sold 636,791 shares of Series D Convertible Preferred Stock at a price of $0.85 per share and raised approximately $541,272 in the offering.

        The Company has previously raised $179.2 million through the sale of preferred stock in several phases, consisting of $172.6 million to Capital Z and its designees, $2.4 million to certain members of the Company's management and $4.2 million to holders of the Company's common stock. Capital Z invested $76.8 million in February 1999, $25.0 million in August 1999, $20.8 million pursuant to their standby commitment in a rights offering in October 1999, $34.7 million in June 2000, and $15.3 million in July 2000. The Company also issued $1.1 million of preferred stock to certain management investors in October 1999, and $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company in August 2000. The Company raised $4.2 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in October, 1999. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001.

        In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In March 1995, the Company completed an offering of its 10.5% Senior Notes due 2002 with net proceeds to the Company of $22.2 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At March 31, 2002, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

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

Risk Management

        At March 31, 2002 and 2001, the Company had notional amounts of $525.0 million and $25.0 million of forward interest rate swap agreements in place to hedge exposure to its fixed rate loans held for sale and pipeline of fixed rate loans. At March 31, 2002, $175.0 million of the $525.0 million of forward interest rate swap agreements had a weighted average fixed pay rate of 4.1% as compared to a variable receive rate of 4.3%, while another $175.0 million of the $525.0 million had a weighted average fixed pay rate of 4.4% as compared to a variable receive rate of 4.4%. The remaining $175.0 million of forward interest rate swap agreements in place at March 31, 2002 had a weighted average fixed pay rate of 4.7% as compared to a variable receive rate of 4.5%. Included in gain on sale of loans for the three months ended March 31, 2002 and 2001 are gains of $1.3 million and charges of $1.6 million, respectively, reflecting the Company's mark to the estimated fair value of the agreements in place during the three months ended March 31, 2002 and 2001. Included in gain on sale of loans during the nine months ended March 31, 2002 and 2001 are charges of $1.6 million and $5.6 million, reflecting the Company's mark to the estimated fair value of the agreements in place during the respective periods. The Company continually monitors the mortgage interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap agreement or charges to earnings on future derivative contracts into which the Company may enter.

Rate Sensitive Derivative Financial Instruments, Rate Sensitive Assets and Liabilities and Off-Balance Sheet Activities

Sale of Loans--Securitizations and Whole Loan Sales--Interest Rate Risk. A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, the Company mitigates exposure to rising interest rates through interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

Rate sensitive assets and liabilities. At March 31, 2002, the Company's $415.2 million inventory of loans held for sale was comprised of $98.3 million and $316.9 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 10.34% and 9.71%, respectively. The weighted average interest rate on the Company's inventory of loans held for sale was 10.03% at March 31, 2002. In comparison, at June 30, 2001 the Company's $417.2 million inventory of loans held for sale was comprised of $146.6 million and $270.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 9.72% and 10.34%, respectively. The weighted average interest rate on the Company's total inventory of loans held for sale was 10.12% at June 30, 2001.

        At March 31, 2002, the Company had aggregate outstanding funded indebtedness of $612.3 million, of which $348.3 million and $264.0 million bore variable and fixed interest rates, respectively. At March 31, 2002, the weighted average interest rate on the Company's $348.3 million of outstanding revolving warehouse and repurchase facilities was 3.10%. All of the Company's revolving warehouse and repurchase facilities were indexed to one-month LIBOR which, at March 31, 2002, was 1.88%. The weighted average interest rate on the Company's $264.0 million of outstanding fixed rate borrowings was 7.56% at March 31, 2002. In comparison, at June 30, 2001 the weighted average interest rate on the Company's $393.3 million of outstanding revolving warehouse and repurchase facilities was 5.02%. At June 30, 2001, the one-month LIBOR was 3.86%. The weighted average interest rate on the Company's $269.7 million of outstanding fixed rate borrowings was 7.62% at June 30, 2001.

Residual Interests and MSRs. The Company had residual interests of $205.5 million and $237.8 million outstanding at March 31, 2002 and June 30, 2001, respectively. The Company also had MSRs outstanding at March 31, 2002 and June 30, 2001 in the amount of $3.7 million and $6.5 million, respectively. Both of these instruments are recorded at estimated fair value at March 31, 2002 and June 30, 2001. The Company values these assets based on the present value of future revenues net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at March 31, 2002 and June 30, 2001. The weighted average life of the mortgage loans used for valuation was 3.0 years at March 31, 2002 and 3.1 years at June 30, 2001.

        These assets are subject to actual prepayment or credit loss risk in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or credit losses be below expectations.

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

Warehousing Exposure. The Company utilizes revolving warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization or sale in the whole loan markets. As of March 31, 2002, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $800.0 million and the total amounts outstanding on these facilities was $348.3 million. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and/or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        The Company and certain of its subsidiaries are defendants in Fowler et. al. v. Aames Financial Corporation and Aames Funding Corporation, a putative class action filed on approximately May 11, 2001, in U.S. District Court of California, case 2:01cv04330. Plaintiff, a former loan executive, filed this putative class action on behalf of himself and current and former loan executives employed by the Company, and seeks certification of class, damages consisting of alleged unpaid overtime, statutory liquidated damages and waiting time penalties, attorneys' fees and costs, restitution, disgorgement of profits and injunctive relief. Plaintiff alleges that during his employment, he and other loan executives worked in excess of 8 hours per day or 40 hours per week, that the Company willfully failed to pay overtime in violation of the Federal Fair Labor Standards Act and, with respect to loan executives employed in California, in violation of the California Labor Code and Business & Professional Code §17200, et seq. Aames filed an answer denying the claims and asserting various affirmative defenses on September 4, 2001. Trial is currently set for October 2002. Discovery is continuing.

        The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised upon their contention that the Company routinely "upcharges" third party fees and underdiscloses annual percentage rates. On April 26, 2002, Plaintiffs filed a third amended complaint, limiting the purported class to California borrowers and asserting claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under California law and/or that the Company failed to properly disclose the nature of a yield spread premium. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. The Company will answer the amended complaint, again asserting various affirmative defenses. No trial date has been set.

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

Item 3. Defaults upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits: See Exhibit Index

(b)         The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

On January 31, 2002, the Company filed a Form 8-K (dated December 31, 2001) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

On February 21, 2002, the Company filed a Form 8-K (dated January 23, 2002) reporting the completion of a securitization, commencement of a rights offering and the appointment of a financial advisor
On February 28, 2002, the Company filed a Form 8-K (dated January 31, 2002) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.
On March 22, 2002, the Company filed a Form 8-K (dated February 28, 2002) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

                .

AAMES FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Aames Financial Corporation
Date: May 15, 2002	By:	/s/Ronald J. Nicolas, Jr. Ronald J. Nicolas, Jr. Executive Vice President--Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant, as amended (2)
4.1	Specimen certificate evidencing Common Stock of Registrant (1)
4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)
4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)
4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)
4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)
4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)
4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)
4.8(a)	Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent (4)
4.8(b)	Amendment to Rights Agreement, dated as of April 27, 1998 (5)
4.8(c)	Amendment to Rights Agreement, dated as of December 23, 1998 (6)
4.9(a)	Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002 (7)
4.9(b)	Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 4.9(a) (8)
4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (9)
4.11(a)

First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (9)

4.11(b)

Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (10)

10.33

Warehouse Loan and Security Agreement, dated as of February 10, 2000, as Amended and Restated to and Including March 21, 2002, between Greenwich Capital Financial Products, Inc. and Aames Capital Corporation and Aames Funding Corporation. (11)

11	Computation of Per Share Loss (11)

___________

(1)	Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000.
(2)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and filed with the Commission on September 3, 1999
(3)	Included in Exhibit 3.1
(4)	Incorporated by reference from Registrant's Registration Statement on Form 8-A, File No. 33-13660, filed with the Commission on July 12, 1996
(5)	Incorporated by reference from Registrant's Registration Statement on Form 8-A/A dated as of, and filed with the Commission on, April 27, 1998
(6)	Incorporated by reference from Registrant's Current Report on Form 8-K dated as of December 23, 1998 and filed with the Commission on December 31, 1999
(7)	Incorporated by reference from Registrant's Registration Statement on Form S-2, File No. 33-88516
(8)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 and on file with the Commission.
(9)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 199
(10)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and filed with the Commission on February 22, 1999
(11)	Filed herewith