Form 10-K
period 2002-06-30
AAMES FINANCIAL CORP/DE
filed 2002-09-27
CIK 879957

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2002
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
Common Stock, par value $0.001
Preferred Stock purchase rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        At September 20, 2002, there were outstanding 6,482,761 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($0.38 per share) of the Registrant's Common Stock as quoted on the Over-the-Counter Bulletin Board was $2,462,879. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

Documents Incorporated by Reference

        Portions of Registrant's Proxy Statement relating to its 2002 Annual Meeting of Stockholders or an amendment to this Form 10-K are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

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

        The Company originates loans through its retail and broker production channels. The Company's retail channel produces loans through its traditional retail branch network and through the National Loan Centers, which produces loans primarily through affiliations with sites on the Internet. The Company's broker channel produces loans through its traditional regional broker office network (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or "flow" basis) and by sourcing loans through telemarketing and the Internet. During the years ended June 30, 2002, 2001 and 2000, the Company originated $3.2 billion, $2.4 billion and $2.1 billion, respectively, of mortgage loans. The Company underwrites and appraises every loan it originates.

        As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the years ended June 30, 2002, 2001 and 2000, the Company sold $3.2 billion, $2.3 billion and $2.2 billion, respectively, of loans. See "—Loan Disposition."

        During the years ended June 30, 2002 and 2001, the Company sold for cash the servicing rights on the mortgage loans in the securitizations it closed during those periods. The Company retained the servicing on the mortgage loans it securitized through the fiscal year ended June 30, 2000. The Company has generally not added any new mortgage loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in servicing released transactions. The Company's servicing portfolio consists mainly of mortgage loans securitized prior to the year ended June 30, 2000 for which the Company retained servicing and, to a lesser extent, loans serviced for others on an interim basis, which includes loans sold where servicing has not yet been transferred and loans held for sale. It is the Company's strategy to maximize opportunities in loan servicing. At June 30, 2002, 2001 and 2000, the Company's servicing portfolio was $2.3 billion, $2.7 billion and $3.6 billion, respectively. Loans serviced in-house at June 30, 2002, 2001 and 2000, which includes loans serviced on an interim basis, were $2.2 billion, $2.5 billion and $3.3 billion, respectively, or 94.6%, 93.2% and 92.6%, respectively. The Company's portfolio of loans serviced in-house in securitization trusts was $1.2 billion, $1.8 billion and $3.0 billion at June 30, 2002, 2001 and 2000, respectively.

        The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its loan production; (ii) reducing its cost of production; (iii) maximizing its opportunities in loan servicing; and (iv) maintaining adequate liquidity and access to the capital markets.

        Increasing the Amount and Value of Its Loan Production.    The Company intends to increase the size of its overall originations while improving its value. The Company's traditional retail branch network, the National Loan Centers, its traditional regional broker office network, and its broker telemarketing and Internet platforms, are all targeted as sources of growth. In its traditional retail branch network, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, improving its customer service levels and branch efficiencies. The Company's traditional regional broker office network operations plan to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers' customer bases. The Company's National Loan Centers, which produce loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their scale by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its offerings to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

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

        Maximizing Its Opportunities in Loan Servicing.    The Company intends to maximize opportunities in loan servicing taking into consideration the overall Company's profitability and liquidity position. Retaining loan servicing generates servicing income and related fees over the life of the loans in the servicing portfolio compared to receiving cash up front in selling servicing rights to third parties in connection with whole loan sales and securitizations. During the fiscal year ended June 30, 2003, the Company expects to maximize profitability and cash flow by selling all of its loan production through whole loan sales and securitization transactions on a servicing released basis. The Company sold all of its loan production during the year ended June 30, 2002 through whole loan sales and securitizations on a servicing released basis. When combined with existing loan servicing run-off, in the form of principal amortization, prepayments and liquidations, the Company's loan servicing portfolio at June 30, 2002 declined $409.0 million, or 15.1%, to $2.3 billion from $2.7 billion at June 30, 2001. Mortgage loans in securitization trusts serviced in-house declined by $619.0 million, or 34.2%, to $1.2 billion at June 30, 2002 from $1.8 billion at June 30, 2001.

        Maintaining Adequate Liquidity and Access to the Capital Markets.    The Company intends to continue to increase and diversify its funding sources by adding additional warehouse or repurchase facilities, expanding its current funding relationships and identifying new funding sources. The Company intends to continue to fund its operations by disposing of a portion of its loan production for cash in the whole loan market, monetizing residual interests, selling the mortgage servicing rights and the rights to prepayment fees on the mortgage loans in its securitizations, monetizing servicing advances and developing new sources for working capital.

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

Recent Events

        The Company reported net income of $4.5 million for the year ended June 30, 2002 compared to a net loss of $30.5 million during the year ended June 30, 2001. Total revenue during the year ended June 30, 2002 was $220.1 million, an increase of $31.4 million over the $188.7 million reported for the year ended June 30, 2001. Included in total revenue during the year ended June 30, 2002 and 2001 were residual interest write-downs of $27.0 million and $33.6 million, respectively. Excluding the write-downs of residual interests, total revenues during the year ended June 30, 2002 were $247.1 million, an increase of $24.8 million over the $222.3 million during the year ended June 30, 2001. The Company's total expenses declined by $4.9 million to $212.5 million during the year ended June 30, 2002 from $217.4 million during the year ended June 30, 2001.

        On May 15, 2002, the Company commenced a refinancing of its outstanding 5.5% Convertible Subordinated Debentures due 2006 (the "Existing Debentures") by means of an offer to exchange (the "Exchange Offer") the Company's to be issued 4.0% Convertible Subordinated Debentures due 2012 (the "New Debentures") for any and all of its outstanding Existing Debentures. Of the $114.0 million of total Existing Debentures outstanding as of September 20, 2002, $41.6 million are owned by Specialty Finance Partners ("SFP"), the Company's largest stockholder which is controlled by Capital Z Financial Services Fund, II, L.P. (together with SFP, "Capital Z"). The terms of the Exchange Offer are set forth in an offering memorandum, amendments to the offering memorandum, a letter of transmittal and offering supplements filed previously with the SEC and incorporated into this Form 10-K by reference. As of September 20, 2002, the Company has received tenders of Existing Debentures from holders of approximately $42.9 million principal amount, or approximately 37.5% of the outstanding Existing Debentures. The Exchange Offer is scheduled to expire Friday, October 4, 2002, at 5:00 p.m., New York City time.

Mortgage Loan Production

        The Company's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity which is typically secured by a first or second mortgage on the borrower's residence with either a fixed or adjustable interest rate. Non-conforming home equity loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and generally cannot be directly marketed to agencies such as Fannie Mae and Freddie Mac. During the year ended June 30, 2002, the Company originated its residential loans through its retail and broker production channels. The Company's retail channel produces loans through its traditional retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company's broker channel produces loans through its traditional regional broker office network (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or "flow" basis) and by sourcing loans through telemarketing and the Internet.

        The following table presents certain information about the Company's loan production at or during the years ended June 30, 2002, 2001 and 2000:

	Year Ended June 30,
	2002	2001	2000
Retail loans:
Traditional retail branch network:
Total dollar amount	$1,280,225,000	$1,104,676,000	$777,800,000
Number of loans	14,374	14,571	11,144
Average loan amount	$89,065	$75,813	$69,795
Average initial combined LTV	76.37%	74.71%	73.47%
Weighted average interest rate(1)	9.11%	10.33%	10.05%
Number of traditional retail branch offices at period end	98	100	100
National Loan Centers:
Total dollar amount	$329,650,000	$75,875,000	$5,900,000
Number of loans	2,734	827	82
Average loan amount	$120,574	$91,747	$71,951
Average initial combined LTV	74.92%	76.50%	69.93%
Weighted average interest rate(1)	8.04%	9.48%	9.73%
Number of National Loan Centers at period end	2	1	1
Total retail	$1,609,875,000	$1,180,551,000	$783,700,000
Number of loans	17,108	15,398	11,226
Average loan amount	$94,101	$76,669	$69,811
Average initial combined LTV	76.07%	74.83%	73.43%
Weighted average interest rate(1)	8.89%	10.27%	10.05%
Number of traditional retail branch offices and National Loan Centers	100	101	101
Broker loans: (2)
Traditional regional broker office network:
Total dollar amount	$1,510,254,000	$1,135,754,000	$1,270,700,000
Number of loans	11,993	10,404	13,886
Average loan amount	$125,928	$109,165	$91,509
Average initial combined LTV	78.70%	78.71%	78.23%
Weighted average interest rate(1)	9.03%	10.25%	10.35%
Number of traditional regional broker offices at period end	4	5	7
Telemarketing and Internet originations:
Total dollar amount	$122,380,000	$55,325,000	$24,900,000
Number of loans	800	506	241
Average loan amount	$152,975	$109,339	$103,321
Average initial combined LTV	80.70%	78.86%	78.41%
Weighted average interest rate(1)	9.06%	10.56%	10.62%
Total broker	$1,632,634,000	$1,191,079,000	$1,295,600,000
Number of loans	12,793	10,910	14,127
Average loan amount	$127,619	$109,173	$91,711
Average initial combined LTV	78.85%	78.89%	78.16%
Weighted average interest rate(1)	9.04%	10.26%	10.35%
Number of traditional regional broker offices at period end	4	5	7

Total loans:
Total dollar amount	$3,242,509,000	$2,371,630,000	$2,079,300,000
Number of loans	29,901	26,308	25,353
Average loan amount	$108,441	$90,149	$82,014
Average initial combined LTV	77.47%	76.78%	76.00%
Weighted average interest rate(1)	8.96%	10.27%	10.20%

(1)
Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased by the Company.

(2)
Includes the purchase of closed loans on a flow basis from correspondents of $23.4 million, $40.4 million and $32.7 million during the years ended June 30, 2002, 2001 and 2000, respectively.

        Total Loan Production.    Total loan production during the year ended June 30, 2002 increased $870.9 million to $3.2 billion over $2.4 billion of total loan production during the year ended June 30, 2001 which, in turn, was a $292.3 million increase from $2.1 billion during the year ended June 30, 2000. The increase in the Company's total loan origination volumes during the year ended June 30, 2002 over production volumes during the comparable periods in 2001 and 2000 was due, in part, to the generally more favorable mortgage interest rate environment in place during the year ended June 30, 2002 which contributed to increased financing activities in markets where the Company operates. The Company expects a less favorable mortgage interest rate environment during calendar 2003, which could reduce the overall demand for mortgage loans generally and demand for the Company's mortgage loan products.

        Retail Production.    The Company's total retail production was $1.6 billion during the year ended June 30, 2002, an increase of $429.3 million, or 36.4%, from the $1.2 billion of total retail production reported during the year ended June 30, 2001 which, in turn, was a $396.9 million, or 50.6%, increase over the $783.7 million of total retail production reported during the year ended June 30, 2000.

  Traditional Retail Branch Network

        During the year ended June 30, 2002, loan production through the Company's traditional retail branch network was $1.3 billion, an increase of $175.5 million, or 15.9%, over the $1.1 billion of traditional retail branch network loan production reported during the year ended June 30, 2001, which, in turn, was a $326.9 million, or 42.0%, increase over the $777.8 million of traditional retail branch network production reported during the year ended June 30, 2000.

  National Loan Centers

        Mortgage loan production from the Company's National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, increased $253.8 million to $329.7 million during the year ended June 30, 2002 from $75.9 million during the year ended June 30, 2001. National Loan Center mortgage loan production during the year ended June 30, 2000 was $5.9 million. As previously reported, on November 1, 2001 the Company acquired certain assets and the operating platform of another mortgage lender which became the Company's second National Loan Center and contributed loan production during the year ended June 30, 2002. The Company expects the National Loan Centers' production to continue to generate an increasing dollar amount and percentage of retail loan production in the coming quarters.

        Broker Production.    The Company's total broker loan production increased $441.6 million, or 37.1%, to $1.6 billion during the year ended June 30, 2002 from $1.2 billion of total broker loan production during the year ended June 30, 2001 which, in turn, was a decrease of $104.5 million, or 8.1%, from the $1.3 billion reported during the year ended June 30, 2000.

  Traditional Regional Broker Office Network

        During the year ended June 30, 2002, mortgage loan production from the Company's traditional regional broker office network increased $374.5 million, or 33.0%, to $1.5 billion over the $1.1 billion reported during the year ended June 30, 2001 which, in turn, was a decline of $134.9 million, or 10.6%, from the $1.3 billion of traditional regional broker office network production reported during the year ended June 30, 2000.

  Broker Telemarketing and Internet

        In the fourth quarter of the year ended June 30, 2000, the Company began using telemarketing and the Internet to increase its broker loan production and further penetrate the non-conforming home equity broker market through its "Broker Direct" program. Through Broker Direct, the Company makes out bound telemarketing calls to brokers who are not currently doing business with the Company or are outside the geographic areas served by the loan officers. The Company also obtains leads through a commercially available internet site as well as through its own internet web site "Aamesdirect.com".

        Broker mortgage loan production through telemarketing and the Internet was $122.4 million during the year ended June 30, 2002, an increase of $67.1 million, over the $55.3 million of broker telemarketing and Internet production reported during the year ended June 30, 2001. Broker mortgage loan production through telemarketing and the Internet was $24.9 million during the year ended June 30, 2000. The Company expects "Broker Direct" to continue to generate an increasing dollar amount and percentage of broker loan production in the coming quarters.

Production Channels

        Retail Loan Channel.    The Company originates home equity mortgage loans through its traditional retail branch network and through its National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. At June 30, 2002, the Company had 98 retail offices and two National Loan Centers serving borrowers throughout the United States. The Company continually monitors its retail operations and evaluates current and potential retail offices on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company.

        The Company generates applications for loans through its retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and yellow-page listings. The Company generates customer leads for the retail network in two ways: produced by the Company based upon Company derived models and commercially developed customer lists and generated by the local branch by the loan officers who are familiar with the local area. The Company's direct mail invites prospective borrowers to call the Company to apply for a loan. Direct mail is often followed up by telephone calls to potential customers. Contact with the customer is handled through the local branch. On the basis of an initial screening conducted at the time of the call, the Company's loan officer at the local retail loan office makes a preliminary determination of whether the customer and the property meet the Company's lending criteria. The loan officer may complete the application over the telephone, or schedule an appointment in the retail loan office most conveniently located to the customer or in the customer's home, depending on the customer's needs.

        The Company's National Loan Centers obtain leads through several commercially available Internet sites as well as through its own Internet web site "Aames.net". On the basis of information provided by the customer through the Internet, a preliminary determination is made as to whether the customer and the property meet the Company's lending criteria. Once the Company receives the lead, a loan officer contacts the prospective customer by telephone and the customer completes the application by telephone or mail.

        Whether in the retail branches or in the National Loan Centers, the loan officer assists the applicant in completing the loan application, arranges for an appraisal, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. The loan package is underwritten for loan approval on a centralized basis. If the loan package is approved, the loan is funded by the Company. The Company's loan officers are trained to structure loans that meet the applicant's needs while satisfying the Company's lending guidelines.

        The Company believes that its marketing efforts establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of marketing.

        Independent Mortgage Broker Channel.    At June 30, 2002, the Company operated four regional offices and during the year ended 2002, the Company originated loans through approximately 3,100 brokers, no one of which accounted for more than 2.8% of total broker originations. All broker loans originated by the Company are underwritten in accordance with the Company's underwriting guidelines. Once approved, the loan is funded by the Company directly.

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

        Underwriting.    The Company generally underwrites the loans it originates to its underwriting guidelines and, to a lesser extent, to the underwriting guidelines of its investors in the secondary markets. The Company's underwriting guidelines are designed to assess the borrower's creditworthiness and the adequacy of the real property as collateral for the loan. The borrower's creditworthiness is assessed by examination of a number of factors, including calculation of debt-to-income ratios, which is the sum of the borrower's monthly debt payments divided by the borrower's monthly income before taxes and other payroll deductions, an examination of the borrower's credit history and credit score through standard credit reporting bureaus, and by evaluating the borrower's payment history with respect to existing mortgages, if any, on the property.

        Credit scores are obtained by the Company in connection with mortgage loan applications to help assess a borrower's creditworthiness. Credit scores are obtained from credit reports provided by various credit reporting organizations, each of which may employ differing computer models and methodologies. The credit score is designed to assess a borrower's credit history at a single point in time, using objective information currently on file for the borrower at a particular credit reporting organization. Information utilized to create a credit score may include, among other things, payment history, delinquencies on accounts, level of outstanding indebtedness, length of credit history, types of credit, and bankruptcy experience. Credit scores range from approximately 400 to approximately 800, with higher scores indicating an individual with a more favorable credit history compared to an individual with a lower score. However, a credit score purports only to be a measurement of the relative degree of risk a borrower represents to a lender; that is, a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score. Moreover, credit scores were developed to indicate a level of default probability over the period of the next two-years, which does not correspond to the life of a mortgage loan. Furthermore, credit scores were not developed specifically for use in connection with mortgage loans, but for consumer loans in general. Therefore, a credit score does not take into consideration the differences between mortgage loans and consumer loans generally or the specific characteristics of the related mortgage loan including, for example, the LTV or CLTV (defined below), the collateral for the mortgage loan, or the debt to income ratio. There can be no assurance that the credit scores of the mortgagors will be accurate predictors of the likelihood of repayment of the related mortgage loans.

        An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the loan-to-value ratios of the loan applied for (the "LTV") and of all mortgages existing on the property, including the loan applied for, (the "combined loan-to-value ratio" or "CLTV") to the appraised value of the property at the time of origination. Appraisers determine a property's value by reference to the sales prices of comparable properties recently sold, adjusted to reflect the condition of the property as determined through inspection. As a lender that generally specializes in loans made to credit impaired borrowers, the Company makes home equity mortgage loans to borrowers with credit histories or other factors that might disqualify them from consideration for a loan from traditional financial institutions. The Company's underwriting guidelines for such credit-impaired borrowers generally require lower combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution, and at generally higher interest rates than the borrower could qualify for from a traditional financial institution.

        The underwriting of a mortgage loan to be originated by the Company includes a review of the completed loan package, which generally includes the loan application, a current appraisal, a preliminary title report and a credit report. Loan applications must be approved by the Company in accordance with its underwriting criteria.

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

        During the fiscal year ended June 30, 2002, each of the Company's traditional retail branch office network, National Loan Centers and the independent mortgage broker channel employed its own underwriting guidelines. While broadly similar, the underwriting guidelines varied among the origination channels. The following generally summarizes the Company's underwriting guidelines in effect during the year ended June 30, 2002 and through September 13, 2002:

  •
  Each origination channel employed its own "traditional" underwriting program, under which the borrower's mortgage credit and consumer credit were each scored and weighted to determine the overall credit grade of the borrower with the borrower then being assigned an "A+/A" through "D" credit grade, and

  •
  The broker channel and the National Loan Centers each also utilized a credit score/LTV based underwriting program (referred to as the "SNAP program"), under which the borrower's credit score as reported by various reporting agencies and the LTV of the loan were used to determine whether the borrower qualified for the loan requested and the appropriate pricing for that loan. Loans under this program were converted to "traditional" underwriting credit scores for reporting purposes.

        Effective September 16, 2002, the Company has consolidated the underwriting guidelines for the three channels into one set of unified guidelines. These new guidelines have three separate programs or approaches to underwriting and pricing. They are the Traditional Underwriting Guidelines, Credit Score Guidelines, and the Mortgage Only Guidelines. The Traditional Underwriting Guidelines are substantially similar to the Traditional Underwriting Guidelines in use through September 13, 2002. The new Credit Score Guidelines replace the SNAP program and are discussed below. The last program is Mortgage Only, and this program was previously included as a subset of the Traditional Underwriting Guidelines.

        Set forth below is a general description of the different underwriting guidelines designed to provide an overview of the general credit considerations utilized by the Company. The description is not intended to be a detailed explanation of all credit considerations analyzed by the Company in underwriting loans. The Company regularly reviews its underwriting guidelines and makes changes when appropriate to respond to market conditions, the performance of loans representing a particular loan product or changes in laws or regulations.

        "Traditional" Underwriting Guidelines.    Under the traditional underwriting guidelines, the Company assigns a credit grade (A, A-, B, C, C- and D) to each loan it originates depending on the risk profile of the loan, with the higher credit grades exhibiting a lower risk profile and the lower credit grades exhibiting increasingly higher risk profiles. Generally, the higher credit grade loans have higher loan-to-value ratios and carry a lower interest rate. The following chart generally outlines the parameters of the credit grades of the Company's traditional underwriting program. The Company eliminated the D Credit Grade in the new guidelines effective on September 16, 2002 and made certain other changes.

	"A" Credit Grade	"A-" Credit Grade	"B" Credit Grade	"C" Credit Grade	"C-" Credit Grade	"D" Credit Grade
General Repayment	Has good credit.	Has good credit but might have some minor delinquency.	Generally good mortgage pay history but may have marginal consumer credit history.	Marginal credit history which is offset by other positive attributes.	Marginal credit history not offset by other positive attributes.	Designed to provide a borrower with poor credit history an opportunity to correct past credit problems.
Existing Mortgage Loans	Maximum of one 30-day late* in past 12 months.	No more than 59 days late at closing and a maximum of two 30-day lates in the past 12 months.	No more than 89 days late at closing and a maximum of four 30-day lates in the past 12 months or one 60-day late and two 30-day lates.	Can have six 30-day lates and two 60-day lates or one 90-day late in the past 12 months; currently not more than 119 days late at closing.	No more than 149 days delinquent in the past 12 months. Can have multiple 90-day lates or one 120 day late in the past 12 months.	Greater than 150 days delinquent in the past 12 months.
Consumer Credit	Consumer credit is good in the last 12 months. Up to 25% of credit report items derogatory with no 60-day or more lates.	Consumer credit is good in the last 12 months. Up to 35% of credit report items derogatory with no 90-day or more lates.	Consumer credit must be satisfactory in the last 12 months. Up to 40% of credit report items derogatory.	Consumer credit is fair in the last 12 months. The majority of the credit is not currently delinquent. Up to 50% of credit report items derogatory.	Consumer credit is poor in the last 12 months with currently delinquent accounts. Up to 60% of credit report items derogatory.	Consumer credit is poor in the last 12 months. The majority of the credit is derogatory (more than 60%). Percentage of derogatory items not a factor.
	Generally, requires a minimum credit score of 600.	Generally, requires a minimum credit score of 580.	Generally, requires a minimum credit score of 560.	Generally, requires a minimum credit score of 530.	Generally, requires a minimum credit score of 500.	Generally, requires a minimum credit score of 500.
Bankruptcy	2 years since discharge or dismissal with reestablished "A" credit.	2 years since discharge or dismissal with reestablished "A-" credit.	1 year since discharge with reestablished "B" credit or 18 months since discharge without reestablished credit.	Bankruptcy filing 12 months old, discharged or dismissed prior to application.	Bankruptcy filed within last 12 months and discharged or dismissed prior to application.	Current bankruptcy must be paid through loan.
Maximum Loan-to-Value Ratio:
Owner Occupied	Generally 90% for a 1 to 4 family dwelling.	Generally 90% for a 1 to 4 family dwelling.	Generally 80% for a 1 to 4 family dwelling.	Generally 75% for a 1 to 4 family dwelling.	Generally 70% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.
Non-Owner Occupied	Generally 80% for a 1 to 4 family dwelling.	Generally 75% for a 1 to 4 family dwelling.	Generally 70% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.	Generally 60% for a 1 to 4 family dwelling.
*
A "rolling" late in which a borrower becomes 30 or 60 days delinquent and makes subsequent mortgage payments but remains consistently 30 or 60 days delinquent as the case may be is considered one 30-day late or 60-day late for underwriting purposes.

        "SNAP" Underwriting Program.    The SNAP program in effect through September 13, 2002, used the credit score of the primary borrower (i.e., the borrower with the majority of total income) to determine program eligibility and then to determine the maximum LTV and interest rate for which the borrower may qualify. The minimum acceptable credit score under the SNAP program was 500.

        In most cases, the payment history of the borrower under the existing mortgage loan was also taken into consideration. Borrowers with lower credit scores generally qualified for lower maximum LTVs and were charged higher interest rates than borrowers with higher credit scores. Under the SNAP program, a verification of the borrowers' mortgage payment history under their existing mortgage loan over the most recent 12 months was required in all cases where the primary borrower's credit score was less than 600 (640 for loans less than $100,000). The maximum LTV allowed and the interest rate for the loan indicated by the SNAP program were adjusted based on the borrower's past mortgage payment history. Under the SNAP program, a poor mortgage payment history resulted in a lower maximum LTV and a higher interest rate (comparable to the maximum LTV and interest rate for a borrower with a lower credit score) in order to reflect the increased risk of default indicated by the mortgage payment history. The LTV and credit score adjustments are set forth in the chart below.

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

        For example, under the SNAP program, in the case of a borrower with a credit score of 640 who qualifies for a maximum LTV of 90%, the borrower's actual credit score of 640 was used for purposes of qualifying for the loan and determining the applicable interest rate and the 90% maximum LTV allowed would not be adjusted downward. However, if that same borrower with the 640 credit score had two 30-day late payments in the previous 12 months (i.e., 2x30), the credit score used for purposes of qualifying and determining pricing, would fall to 600—and the maximum LTV would have decreased to 80%. In addition, the interest rate for that loan would have been determined as if the borrower's credit score were 600 (instead of the actual credit score of 640). If that same borrower had a mortgage delinquency of 2x30 and 1x60 or 4x30 and 0x60 during the previous 12 months, then the loan would have been priced as if the credit score was 560. If that borrower had a mortgage delinquency of 12x30 and 2x60 or 12x30 and 1x60 or 1x90 for the previous 12 months, then the maximum LTV would have fallen to 75% and the loan would be priced as if the credit score was 550. If that borrower had a mortgage delinquency of 12x90, or 12x60 and 1x90 and 1x120 for the previous 12 months, then the maximum LTV decreases to 70% and the credit score used for pricing falls to 520. If that borrower had a mortgage delinquency of 1x150 or more for the previous 12 months, then the maximum LTV falls to 65% and the loan would be priced as if the credit score were 500.

        Credit Score Guidelines—These guidelines, which replaced the SNAP program, require a minimum credit score of 550, a 12 month mortgage (or rental) history, and a minimum of 12 months seasoning for bankruptcy, foreclosure, or notice of default. The table below illustrates these guidelines.

Credit Grade	A+	A	A-	B	C
12 Month Mortgage History	0x30	1x30	3x30	1x60	1x90
Minimum Credit Score	580	560	560	550	550
BK/NOD/FC Seasoning	24 months	24 months	24 months	18 months	12 months
Full Doc Owner Occupied Max LTV	100%	100%	90%	85%	80%
Full Doc Non-Owner Occupied Max LTV	85%	85%	80%	80%	75%

        Borrowers with credit scores below 550 (but 500 or above) are ineligible for the Credit Score Guidelines, but may be eligible to qualify for a loan under either the Traditional Underwriting Guidelines or the Mortgage Only Guidelines.

        Mortgage Only Guidelines—This program is generally aimed at customers that have not paid their consumer credit in a timely basis, but consistently pay their mortgage. The minimum credit score for the mortgage only program is 500. Borrowers with credit scores below 500 generally are not eligible under any of the Company's underwriting guidelines. The main elements of these guidelines are illustrated below.

Credit Grade	A+	A	A-
12 Month Mortgage History	0x30	2x30	3x30
Minimum Credit Score	550	500	500
NOD/FC Seasoning	None Ever	None Ever	2 Years
Bankruptcy Seasoning	2 Years since Discharge	2 Years since Discharge	2 Years since Discharge of Chapter 7 or Chapter 13 filing
Maximum Loan Amount	$300,000	$300,000	$250,000
Maximum LTV	85%	80%	75%

        The following tables present certain information about the Company's total loan production during the years ended June 30, 2002, 2001 and 2000:

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2002

All Underwriting Programs Combined

Credit Grade(2)	Dollar Amount of Loan	% of Total	Weighted Average Combined Loan-to-Value	Weighted Average Interest Rate(1)
A	$1,340,729,000	41%	78%	8.3%
A-	879,435,000	27	80	8.9
B	653,078,000	20	76	9.4
C	254,565,000	8	73	10.5
C-	68,458,000	2	78	10.0
D	46,244,000	2	64	11.7

Total	$3,242,509,000	100%	77%	9.0%

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2001

All Underwriting Programs Combined

Credit Grade(2)	Dollar Amount of Loan	% of Total	Weighted Average Combined Loan-to-Value	Weighted Average Interest Rate(1)
A	$888,272,000	38%	78%	9.5%
A-	552,268,000	23	78	10.0
B	553,131,000	23	76	10.6
C	274,589,000	12	74	11.7
C-	57,389,000	2	71	12.7
D	45,981,000	2	65	13.1

Total	$2,371,630,000	100%	77%	10.3%

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2000

All Underwriting Programs Combined

Credit Grade(2)	Dollar Amount of Loan	% of Total	Weighted Average Combined Loan-to-Value	Weighted Average Interest Rate(1)
A	$772,434,000	38%	79%	9.6%
A-	499,408,000	24	77	9.8
B	508,467,000	24	76	10.4
C	197,119,000	9	63	11.5
C-	43,310,000	2	68	12.6
D	58,562,000	3	61	13.8

Total	$2,079,300,000	100%	76%	10.2%

(1)
Calculated with respect to the interest rate at the time the loan was originated or purchased by the Company, as applicable.
(2)
Loans underwritten under the "SNAP" underwriting program were assigned a credit grade that the Company believes correlated to the credit grades in the "Traditional" underwriting program.

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

Loan Disposition

        As a fundamental part of its business and financing strategy, the Company sells loans to third party investors in the secondary markets as market conditions allow. The Company generally seeks to dispose of substantially all of its production within 90 days. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make available capacity under these facilities for future funding of mortgage loans. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, relative profitability and cash flows. The Company generally realizes higher gain on sale on securitizations than it does on whole loan sales for cash. The higher gain on sale in securitization transactions is attributable to the excess servicing spread and mortgage servicing rights associated with retaining a residual interest and the servicing on the mortgage loans in the securitization, respectively, net of transactional costs. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but the Company receives the gain in the form of cash.

        In a securitization the underlying securities are generally overcollateralized by the Company depositing mortgage loans with a principal balance exceeding the principal balance of the securities. The upfront overcollateralization required in securitizations is generally cash flow negative to the Company in the early years of the securitization. The Company has used the Residual Facility to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. During the years ended June 30, 2002, 2001 and 2000, the Company securitized $585.0 million, $1.2 billion and $803.6 million, respectively, of mortgage loans. In the securitizations which closed during the years ended June 30, 2002 and 2001, the Company sold for cash its residual interests through utilization of remaining capacity under the Residual Facility. The initial capacity of the Residual Facility was $75.0 million and at June 30, 2002, the remaining capacity under the Residual Facility was $13.5 million. When the Residual Facility expires either through its full utilization or by its expiration, the Company's evaluation of loan disposition strategies will have to include the negative cash flow considerations associated with the upfront overcollateralization required in securitizations compared to the positive cash flow considerations of whole loan sales for cash.

        The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the periods presented (in thousands):

	Year ended June 30,
	2002	2001	2000
Loans pooled and sold in securitizations	$584,964	$1,231,464	$803,557
Whole loan sales	2,610,041	1,102,465	1,419,199

Total loans securitized and sold	$3,195,005	$2,333,929	$2,222,756

        Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. If delinquencies or losses exceed certain established limits, as applicable, the credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid by the insurer under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company's securitizations. In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Securitization and Sale of Mortgage Loans."

Loan Servicing

        The Company's servicing portfolio consists mainly of mortgage loans securitized prior to the year ended June 30, 2001 for which the Company retained servicing and loans serviced on an interim basis, consisting of loans held for sale and loans subserviced for others on an interim basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. It is the Company's strategy to maximize opportunities in loan servicing. As a means to maximize profitability and cash flow from securitizations, the Company has sold the servicing rights in securitizations during the years ended June 30, 2002 and 2001 for cash. Moreover, the Company does not retain servicing on loans it sells in whole loan sales for cash.

        The following table sets forth certain information regarding the Company's servicing portfolio for the periods indicated:

	At or During the Year Ended June 30,
	2002	2001	2000
	(in thousands)
Mortgage loans serviced:
Loans in securitization trusts	$1,192,000	$1,811,000	$3,015,000
Loans serviced on an interim basis	991,000	722,000	281,000

Serviced in-house	2,183,000	2,533,000	3,296,000
Loans in securitization trusts subserviced by others	125,000	184,000	264,000

Total servicing portfolio	$2,308,000	$2,717,000	$3,560,000

Percentage serviced in-house	94.6%	93.2%	92.6%
Loan servicing revenue	$12,462	$14,989	$15,654

        The Company has not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's total loan servicing portfolio at June 30, 2002 decreased $409.0 million, or 15.1% to $2.3 billion from $2.7 billion at June 30, 2001, reflecting loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations, during the year ended June 30, 2002. This decline was partially offset by an increase of $269.0 million of mortgage loans serviced by the Company on an interim basis. The Company's portfolio of mortgage loans in securitization trusts serviced in-house declined $619.0 million, or 34.2%, to $1.2 billion at June 30, 2002 from $1.8 billion at June 30, 2001 which, in turn, was a $1.2 billion, or 39.9%, decline from the $3.0 billion of mortgage loans in securitization trusts serviced in-house at June 30, 2000. The Company's loan portfolio of mortgage loans in securitization trusts may be adversely affected by lower mortgage interest rates which could accelerate prepayment activity.

        The Company's servicing portfolio will continue to be impacted in the future by the Company's disposition strategy of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. See "Risk Factors."

        The following table illustrates the mix of credit grades in the Company's servicing portfolio as of June 30, 2002 (dollars in thousands):

Credit Grade(1)	Dollar Amount Of Loan	% of Total	Weighted Average Combined Initial Loan-to-Value	Weighted Average Interest Rate
A	$682,253	30%	78%	8.6%
A-	782,310	34	77	9.4
B	500,515	22	75	9.9
C	175,707	8	70	10.9
C-	57,842	2	69	11.4
D	106,108	4	62	12.8
Other(2)	3,435	N/M	51	11.1

Total	$2,308,170	100%	75%	9.6%

(1)
Loans underwritten under the "SNAP" Underwriting Program are assigned, for loan servicing purposes, a credit grade that the Company believes correlates to the credit grades in the "Traditional" underwriting program.
(2)
Consists of older loans that were not assigned a credit grade at origination.

N/M Not meaningful.

        At June 30, 2002, of the Company's $2.3 billion servicing portfolio, 94.6% was serviced in-house compared to 93.2% of the Company's $2.7 billion servicing portfolio serviced in-house at June 30, 2001 and 92.6% of the Company's $3.6 billion servicing portfolio at June 30, 2000. The out-sourced servicing resulted from an arrangement with a loan servicing company entered into in fiscal 1999 whereby the servicing company purchased certain cumulative advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million ($125.0 million at June 30, 2002) in principal amount of loans.

        The agreements between the Company and the securitization trusts typically require the Company, in its role as servicer, to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related trusts. The agreements also require the Company to make certain servicing advances (e.g., for property taxes or hazard insurance) unless the Company determines that such advances would not be recoverable. Realized losses on the loans are paid out of the related credit loss estimates established by the Company at the time of securitization or paid out of principal and interest payments or overcollateralized amounts as applicable, and if necessary, from the related monoline insurance policy or the subordinated interests.

        In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company's failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquency (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and certain events of bankruptcy or insolvency. At June 30, 2002, the dollar volume of loans delinquent more than 90 days in seven of the Company's twenty-two securitization trusts exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned secuitization trusts plus eight additional securitization trusts have also exceeded certain loss limits. At June 30, 2002, the remaining unpaid principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $438.3 million, or 33.3% of total loans serviced (in-house and subserviced) in securitization trusts. At June 30, 2002, the remaining unpaid principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $880.2 million, or 66.8% of total loans serviced

(in-house and subserviced) in securitization trusts. In addition, under the Company's 1999 Securitization Trusts, the Company is appointed as a servicer on a term-to-term basis, and the monoline insurer has the right not to renew the term at any time. None of the servicing rights of the Company have been terminated. Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. As previously reported, the Company currently does not satisfy the net worth test and, as a result, the monoline insurer can terminate the Company as servicer with respect to those securitization trusts. The monoline insurer has to date waived the Company's failure to satisfy the net worth test. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Our right to service loans may be terminated because of the high delinquencies and losses on the loans in our servicing portfolio." In the case of the Company's senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default generally relating to certain levels of loss experience, but not delinquency rates. No such events of default have occurred to date in the Company's senior/subordinated securitizations.

        The Company receives a servicing fee based on a percentage of the unpaid principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrowers' monthly payments. In addition, the Company, as servicer, generally receives all late fees and assumption charges paid by borrowers on loans serviced directly by the Company, as well as other miscellaneous fees for performing various loan servicing functions. The Company also generally receives any prepayment fees paid by borrowers. Under the Company's December 1999 securitization trust, the Company's right to receive any prepayment penalties collected on loans in that securitization trust has been subordinated to the right to such prepayment penalties as payment to the securitization trust in order to create additional overcollateralization.

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

        As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower immediately after the due date of the next subsequently scheduled installment (five days after the initial due date for "C-"and "D" credit grades), providing 30 days' notice of impending foreclosure action. During the 30-day notice period, collection efforts continue and the Company evaluates various legal options and remedies to protect the value of the loan, including arranging for extended prepayment terms, accepting a deed-in-lieu of foreclosure, entering into a short sale (a sale for less than the outstanding principal amount) or commencing foreclosure proceedings. If no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, the Company will have commenced foreclosure proceedings when a loan is 45 to 100 days delinquent, depending upon credit grade, other credit considerations or borrower bankruptcy status.

        Servicing and collection practices change over time in accordance with, among other things, the Company's business judgment, changes in portfolio performance and applicable laws and regulations.

        The Company has historically experienced delinquency rates that are higher than those prevailing in its industry due to the inclusion of lower credit grade mortgage loans in the securitization trusts. The delinquency rate at June 30, 2002 was 9.6% compared to 13.0% at June 30, 2001. The Company expects the delinquency rate to continue to decline as the Company's portfolio of mortgage loans in securitization trusts continues to decline and become a smaller component of the Company's total servicing portfolio.

        Loans originated or purchased by the Company are secured by mortgages, deeds of trust, security deeds or deeds to collateralize debt, depending upon the prevailing practice in the state in which the property collateralizing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be recovered by a lender, the minimum time required to foreclose and the reinstatement or redemption rights of the borrower.

        Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender's lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the Company often purchases the property from the trustee or referee through a credit bid in an amount up to the principal amount outstanding under the loan, accrued and unpaid interest, servicing advances and the expenses of foreclosure. Depending upon market conditions and other factors including the condition of the property, the ultimate proceeds of the sale may not equal the Company's investment in the property.

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

        During the fiscal year ended June 30, 2002, net losses on loan liquidations decreased to $67.4 million from $91.8 million in the prior year, primarily due to the decrease in the size of the Company's portfolio of mortgage loans in securitization trusts. Substantially all of the foreclosures handled by the Company occur in connection with mortgage loans in securitization trusts serviced by the Company. The Company expects net losses on loan liquidations to continue to decline as the Company's portfolio of mortgage loans in securitization trusts continues to decline.

        Credit losses incurred by the Company on liquidations were disproportionately higher for correspondent loans purchased in bulk than credit losses incurred on liquidations of loans originated in the Company's traditional retail and broker production channels. During the year ended June 30, 2002, approximately 36.5% of losses on liquidation were from losses on the disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 22.2% of the Company's portfolio of mortgage loans in securitization trusts when measured at July 1, 2001. The seasoning of bulk purchased loans in the portfolio of mortgage loans in securitization trusts might continue to contribute disproportionately to losses during the current fiscal year. Further, current market conditions and increased regulation of subprime mortgage lending have resulted in the tightening in underwriting guidelines in the secondary market and the exit of several large subprime home equity lenders from the marketplace. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. Management believes that continuance of these factors might contribute to the Company's losses on loan liquidations during the current fiscal year.

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

        The following table sets forth delinquency, foreclosure and loss information relating to the Company's servicing portfolio as of or for the periods indicated:

	At or During the Year Ended June 30,
	2002	2001	2000
	(dollars in thousands)
Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2)(3)(4)
One Month	0.7%	1.7%	1.9%
Two Months	0.5	0.7	0.8
Three or More Months
Not foreclosed(5)	7.4	8.9	9.0
Foreclosed(6)	1.0	1.7	1.9

Total	9.6%	13.0%	13.6%

Percentage of dollar amount of loans foreclosed during the period to servicing portfolio(4)(8)	2.2%	3.0%	3.6%
Number of loans foreclosed during the period	780	1,238	1,854
Principal amount of foreclosed loans during the period	$56,419	$89,884	$135,629
Number of loans liquidated during the period	1,624	2,479	2,749
Net losses on liquidations during the period(7)	$67,444	$91,754	$96,119
Percentage of annualized losses to servicing portfolio(4)(8)	2.6%	3.0%	2.6%
Servicing portfolio at period end	$2,308,000	$2,717,000	$3,560,000

(1)
Delinquent loans are loans for which more than one payment is past due.
(2)
The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company and any subservicers as of the end of the periods indicated.
(3)
At June 30, 2002, the dollar volume of loans delinquent more than 90 days in seven of the Company's twenty-two REMIC trusts exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus eight additional REMIC trusts have also exceeded certain loss limits. At June 30, 2002, the remaining principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $438.3 million, or 33.3% of total loans serviced (in-house and subserviced) in securitization trusts. At June 30, 2002, the remaining principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $880.2 million, or 66.8% of total loans serviced (in-house and subserviced) in securitization trusts.
(4)
The servicing portfolio used in percentage calculations includes loans serviced on an interim basis of $991.0 million, $722.0 million and $281.0 million at June 30, 2002, 2001, and 2000, respectively.
(5)
Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(6)
Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.
(7)
Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.
(8)
The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicer during the related periods indicated.

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

        The Company believes its competitive strengths include: (i) emphasizing customer service to attract borrowers; (ii) providing a high level of service to brokers and their customers; (iii) offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders; (iv) providing convenience to the customer through the Company's nationwide network of retail and broker offices and the Internet; (v) emphasizing customer service in its loan servicing division; and, (vi) responding quickly to changes and developments in the mortgage marketplace.

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

        A significant portion of mortgage loans in the Company's portfolio of mortgage loans in securitization trusts are so-called "high cost mortgage loans" where the borrower is charged points and fees or interest rates above certain levels because of higher credit risk. Such high cost mortgage loans are subject to special disclosure requirements and certain substantive prohibitions under the Home Ownership and Equity Protection Act of 1994 and regulations thereunder, and certain state laws. The federal regulations governing high cost mortgage loans establish guidelines for determination of whether an individual loan is a high cost mortgage loan. Federal regulations on high cost mortgage loans make assignees of such mortgage loans liable for violations of the regulations. As a result of the increased regulation and scrutiny of high cost mortgage loans, the Company no longer originates high cost mortgage loans. In addition, there has been recent class action litigation and regulatory actions by certain state agencies against lenders for violations of high cost mortgage regulations. The Company has not to date been subject to any material class action litigation or regulatory action for violations of such high cost mortgage regulations.

        Failure to comply with mortgage banking rules and regulations can lead to loss of approved status, certain rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement action. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—If We are Unable to Comply with Mortgage Banking Rules and Regulations, Our Ability to Make Mortgage Loans May be Restricted."

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

Employees

        At June 30, 2002, the Company employed 1,801 persons. The Company has satisfactory relations with its employees.

Item 2. Properties

        The executive and administrative offices of the Company are located at 350 S. Grand Avenue, Los Angeles, California, and consist of approximately 178,000 square feet of which approximately 44,800 square feet are sublet. The Company is attempting to sublet additional space in these premises. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years 2002, 2001 and 2000—Expenses." The lease and the sublease on these premises extend through February 2012. The Company also leases approximately 39,000 square feet of office space at its former headquarters location at 3731 Wilshire Boulevard, Los Angeles, California, all of which is sublet through March 2006. The master lease expires in December 2008. The administrative offices of the Company's Irvine office are located at 3347 and 3351 Michelson Drive, Irvine, California, and consist of approximately 93,000 square feet. On September 13, 2002, the Company entered into a new lease on this leased space which extends this lease through November 30, 2008.

        The Company also leases space for its traditional retail branch and broker regional offices. These facilities aggregate approximately 273,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between 2002 and 2008, and provide for rent escalations tied to either increases in the lessors' operating expenses or fluctuations in the consumer price index in the relevant geographical areas.

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

        The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the prior four years. Plaintiffs allege various state law claims premised on their contention that the Company routinely "upcharges" third party fees and underdiscloses annual percentage rates. On April 26, 2002, Plaintiffs filed a third amended complaint limiting the purported class to California borrowers and asserting claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under California law and/or that the Company failed to properly disclose the nature of a yield spread premium. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. The Company has answered the amended complaint, again asserting various affirmative defenses. The court has set December 2, 2002 as the date upon which it will consider Plaintiffs' motion to certify a class. No trial has been set.

        Wilmington Trust Company, as successor indenture trustee with respect to the Company's 9.125% Senior notes due 2003 (the "Senior Notes"), brought an action against the Company seeking to prevent the Company from consummating its offer to exchange all outstanding 5.5% Convertible Subordinated Debentures due 2006 for newly issued 4.0% Convertible Subordinated Debentures due 2012 (the "Exchange Offer"). On June 20, 2002, the Supreme Court of the State of New York heard oral arguments relating to Wilmington Trust Company's request for an order preliminarily enjoining the Company from proceeding with the Exchange Offer. On July 1, 2002, the court denied Wilmington Trust Company's request. On July 12, 2002, the Company filed a motion to dismiss Wilmington Trust Company's complaint. On August 1, 2002, Wilmington Trust Company filed an amended complaint seeking a declaratory judgment that if the Company were to proceed with the Exchange Offer an event of default would exist under the indenture governing the Senior Notes. On August 14, 2002, the Company filed a motion to dismiss the amended complaint and request a declaratory judgment that the Exchange Offer would not constitute an event of default under the indenture governing the Senior Notes. Trial is currently set for December 3, 2002. The Company believes the Wilmington Trust Company's suit is without merit and intends to vigorously defend itself.

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

  None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Since November 28, 2001, the Company's common stock had been quoted on the Over-the-Counter Bulletin Board under the symbol "AMSF". Prior thereto and since November 1995, the Company's common stock had traded under the symbol "AAM" on the New York Stock Exchange (the "NYSE"). As previously reported, the NYSE delisted the Company's common stock on November 15, 2001.

        The following table sets forth the high and low sale prices of the Company's common stock on the NYSE and the range of certain high and low closing bid quotations on the Over-the-Counter Bulletin Board for the periods indicated during the year ended June 30, 2002.

	High	Low
First Quarter*	$1.40	$0.79
Second Quarter (through November 14, 2001)*	0.92	0.46
Second Quarter (from November 28, 2001 to December 31, 2001^	0.38	0.25
Third Quarter^	0.75	0.34
Fourth Quarter^	0.80	0.47

        The following table sets forth the range of high and low sale prices of the Company's common stock on the NYSE for the periods indicated during the year ended June 30, 2001:

	High*	Low*
First Quarter	$3.250	$0.500
Second Quarter	2.063	0.563
Third Quarter	1.940	0.813
Fourth Quarter	1.860	1.100

^
As reported by MarketWatch.com Inc.
*
As reported by Bloomberg

        As of September 20, 2002, the Company had approximately 200 stockholders of record, which amount does not include stockholders whose shares are held in the name of their broker. No common stock dividends were accrued or paid in the years ended June 30, 2002, 2001 and 2000. The Board of Directors of the Company reviews the Company's dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company's earnings and cash flows improved. Credit agreements generally limit the Company's ability to pay dividends if such payment would result in an event of default under the agreements or would otherwise cause a breach of a net worth or liquidity covenants. The Company's Indenture relating to its 9.125% Senior Notes due 2003 prohibits the payment of dividends if the aggregate amount of such dividends since October 26, 1996 exceeds the sum of (a) 25% of the Company's net income during that period (minus 100% of any deficit); (b) net cash proceeds from any securities issuances; and (c) proceeds from the sale of certain investments. Under these limitations, the Company will be prohibited from paying cash dividends on its capital stock for the foreseeable future.

Item 6. Selected Financial Data

        The selected consolidated financial data set forth below with respect to the Company for the five years ended June 30, 2002 have been derived from the audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included herein.

	Year Ended June 30,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue:
Gain on sale of loans	$95,530	$73,435	$48,098	$44,855	$120,828
Valuation (write-down) of residual interests and mortgage servicing rights	(27,000)	(33,600)	(82,490)	(194,551)	19,495
Origination fees	55,986	47,430	37,951	39,689	34,282
Loan servicing	12,462	14,989	15,654	23,329	10,634
Interest	83,161	86,477	94,569	70,525	81,250

Total revenue, including valuation (write-down) of residual interests and mortgage servicing rights	220,139	188,731	113,782	(16,153)	266,489
Total expense	212,506	217,366	232,785	261,996	213,683

Income (loss) before income taxes	7,633	(28,635)	(119,003)	(278,149)	52,806
Provision (benefit) for income taxes	3,087	1,889	3,369	(30,182)	25,243

Net income (loss)	$4,546	$(30,524)	$(122,372)	$(247,967)	$27,563

Basic and diluted net income (loss) to common shareholders	$(9,242)	$(44,445)	$(130,498)	$(249,917)	$27,563

Net income (loss) per common share — diluted	$(1.45)	$(7.11)	$(21.02)	$(40.31)	$4.36

Weighted average number of common shares outstanding (in thousands) — diluted	6,394	6,251	6,209	6,200	7,150

Cash dividends paid per common share	$—	$—	$—	$0.17	$0.66

Cash Flow Data:
Cash provided by (used in) operating activities	$9,390	$(5,936)	$99,391	$(466,966)	$(49,661)
Cash used in investing activities	(4,192)	(5,048)	(2,664)	(5,229)	(5,163)
Cash provided by (used in) financing activities	(15,390)	28,388	(107,312)	480,637	40,244

Net increase (decrease) in cash and cash equivalents	$(10,192)	$17,404	$(10,585)	$8,442	$(14,580)

Other Data:
Loans originated or purchased:
Retail	1,609,875	1,180,551	783,700	770,000	636,100
Broker(1)	$1,632,634	$1,191,079	$1,295,600	$1,182,100	$1,101,200
Correspondent(1)	—	—	—	241,500	646,300

Total	$3,242,509	$2,371,630	$2,079,300	$2,193,600	$2,383,600

Loan dispositions:
Whole loans sold	$2,610,041	$1,102,465	$1,419,199	$1,236,050	$416,390
Loans pooled and sold in securitizations	584,964	1,231,464	803,557	649,999	2,034,300

Total	$3,195,005	$2,333,929	$2,222,756	$1,886,049	$2,450,690

Total servicing portfolio at period end	$2,308,000	$2,717,000	$3,560,000	$3,841,000	$4,147,000
Weighted average points on retail loan originations(2)	3.7%	4.0%	4.7%	4.8%	4.3%
Weighted average interest rate(2)	9.0	10.3	10.2	9.8	10.1
Weighted average initial combined loan-to-value ratio(2)(3):
Retail	76	75	73	72	70
Broker(1)	79	79	78	76	75
Correspondent(1)	—	—	—	80	79
At period end:
Number of traditional retail branches	98	100	100	101	103
Number of traditional regional broker offices	4	5	7	35	52
National Loan Centers	2	1	1	—	—
	At June 30,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$17,391	$27,583	$10,179	$20,764	$12,322
Residual interests and mortgage servicing rights	200,217	244,383	303,302	353,255	522,632
Total assets	766,598	785,397	790,364	1,021,097	815,187
10.5% Senior Notes due February 2002	—	5,750	11,500	17,250	23,000
9.125% Senior Notes due November 2003	150,000	150,000	150,000	150,000	150,000
5.5% Convertible Subordinated Debentures due March 2006	113,970	113,970	113,970	113,970	113,990

Total long-term debt	$263,970	$269,720	$275,470	$281,220	$286,990

Stockholders' equity	$37,185	$45,885	$74,478	$145,556	$304,051

(1)
Included in the Broker data is the purchase of closed loans on a continuous or "flow" basis from correspondents of $23.4 million, $40.4 million and $32.7 million during the years ended June 30, 2002, 2001 and 2000, respectively. The Company ceased purchasing mortgage loans in bulk during the year ended June 30, 1999.

(2)
Computed on loan production during the fiscal year presented.

(3)
The weighted average initial combined loan-to-value ratio is determined by dividing the sum of all loans secured by the junior and/or senior mortgages on the property by the appraised value at origination.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The following discussion includes Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk. This section should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

Special Note Regarding Forward-looking Information

        This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, and (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Item 1. Business and Risk Factors." Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the United States Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2003 and any current reports on Form 8-K filed by the Company.

Critical Accounting Policies

        The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Company did not retain residual interests created in any of the $585.0 million and $1.2 billion of securitizations which closed during the years ended June 30, 2002 and 2001 as all such residual interests were sold for cash under the Residual Facility.

        The Company sells its loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights (including mortgage servicing rights) to the loans, without recourse to the Company except for standard representations and warranties. Gains and losses on whole loan sales are recognized when the Company surrenders control over the loans (generally on the settlement date) based upon the difference between the proceeds received and the net carrying amount of the loans.

        Accounting for Securitizations.    The Company's loan disposition strategy relies on a combination of securitization transactions and whole loan sales. The following discusses critical accounting policies which arise only in the context of securitization transactions.

        In a securitization, the Company conveys loans that it has originated, and formerly purchased, to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis of the loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

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

        The Company's retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of its retained residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis the Company evaluates the effects, if any, that increasing or decreasing interest rates may have on its retained residual interests. The Company may adjust the value of its retained residual interests or take a charge to earnings related to its retained residual interests, as appropriate, to reflect a valuation or write-down, respectively, of its retained residual interests based upon the actual performance of the Company's retained residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair value of its retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

        The actual performance of the Company's retained residual interests as compared to the key assumptions and estimates used to evaluate their carrying value resulted in write-downs to the residual interests of $27.0 million, $33.6 million and $77.5 million during the years ended June 30, 2002, 2001 and 2000, respectively.

        The Company previously disclosed that if actual credit losses exceeded its credit loss assumption, the Company would be required to take a charge to earnings to reflect a change in credit loss assumptions. In light of continued higher than expected losses on liquidations and based upon management's assessment of the aforementioned factors considered in developing its credit loss estimate, during the year ended June 30, 2002, the Company adjusted its cumulative loss estimate to 5.5% from 5.3% of the original balance of the mortgage loans in the securitization trusts in which the Company retained a residual interest. The $27.0 million write-down to the Company's retained residual interests during the year ended June 30, 2002 was due primarily to the change in the cumulative loss estimate assumption and the Company's evaluation of higher than anticipated delinquency trends. The Company closely monitors its residual interests and, should higher than expected actual credit losses occur, it will incorporate this factor into its normal quarterly evaluation of the estimated fair value of its residual interests.

        The $33.6 million write-down recorded during the year ended June 30, 2001 was recorded in light of higher than expected actual credit loss experience compared to credit loss assumptions.

        The following table summarizes certain information about the securitization trusts in which the Company has retained a residual interest at June 30, 2002 and 2001 (dollars in thousands):

	June 30,
	2002	2001
Aggregate principal balance of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	$1,316,956	$1,998,650
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	$1,141,805	$1,795,278
Weighted average coupon rates of outstanding:
Securitized loans	10.26%	11.28%
Pass-through certificates or bonds	5.53%	6.14%

        Certain historical data and key assumptions and estimates used by the Company in its June 30, 2002 and 2001 reviews of the residual interests retained by the Company were the following:

	June 30,
	2002	2001
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	29.4%	20.5%
Adjustable rate loans	37.6%	39.2%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	22.3% to 34.4%	22.3% to 29.5%
Adjustable rate loans	13.8% to 41.0%	37.2% to 46.9%
Estimated weighted average life of securitized loans	3.7 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.7%	3.9%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	0.8%	1.4%
Total actual and estimated credit losses, as a percentage of original principal balances of securitized loans	5.5%	5.3%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$385,372	$368,479
Weighted average discount rate	13.4%	15.0%

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

        The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans, in each securitization trust, ranged from 2.0% to 9.3% at June 30, 2002 and ranged from 2.1% to 9.0% at June 30, 2001. Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

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

        During the years ended June 30, 2002 and 2001, the Company sold $585.0 million and $1.2 billion, respectively, of mortgage loans in securitization transactions. During the years ended June 30, 2002 and 2001, all of the residual interests created in the securitization transactions which closed during those years were sold to CZI for $16.4 million and $45.1 million of cash, respectively. The Company retained the residual interests created in the securitizations which closed during the year ended June 30, 2000 and in securitizations prior thereto.

        Key assumptions and estimates used by the Company in measuring the residual interests at the date of securitization resulting from securitizations completed during the years ended June 30, 2002 and 2001 were as follows:

	June 30,
	2002	2001
Prepayments:
Estimated annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	25.2% to 31.5%	27.1% to 30.0%
Adjustable rate loans	40.1% to 55.5%	39.9% to 42.6%
Estimated weighted average life of securitized loans	3.4 years	2.6 years
Credit losses:
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	3.7%	3.0%
Total estimated prospective credit losses (dollars in thousands)	$21,736	$36,978
Weighted average discount rate	15.0%	15.0%

        During the year ended June 30, 2002, the Company used prospective credit loss factors ranging from 3.5% to 4.1% of the original principal balance of mortgage loans securitized. These estimates vary from prior years' credit loss factors and were based primarily upon the expected positive effects of credit and underwriting changes made by the Company in the loan origination process, the use of private mortgage insurance on certain loans to mitigate credit loss, the Company's decreased reliance on purchasing loans from correspondents and the Company's abandonment of certain lower credit grade loan programs.

Results of Operations—Fiscal Years 2002, 2001 and 2000

        The following table sets forth information regarding the components of the Company's revenue and expenses during the years ended June 30, 2002, 2001 and 2000:

	2002		2001		2000
	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Gain on sale of loans	$95,530	43.4%	$73,435	38.9%	$48,098	42.3%
Write-down of residual interests and mortgage servicing rights	(27,000)	(12.3)	(33,600)	(17.8)	(82,490)	(72.5)
Origination fees	55,986	25.4	47,430	25.1	37,951	33.4
Loan servicing	12,462	5.7	14,989	8.0	15,654	13.7
Interest	83,161	37.8	86,477	45.8	94,569	83.1

Total revenue, including write-down of residual interests and mortgage servicing rights	220,139	100.0	188,731	100.0	113,782	100.0

Expenses:
Personnel	114,800	52.1	98,404	52.1	93,239	81.9
Production	21,322	9.7	19,034	10.1	26,718	23.5
General and administrative	38,995	17.7	49,044	26.0	58,489	51.4
Interest	37,389	17.0	50,884	27.0	52,339	46.0
Provision for uncollectible receivables	—	—	—	—	2,000	1.8

Total expenses	212,506	96.5	217,366	115.2	232,785	204.6

Income (loss) before income taxes	7,633	3.5	(28,635)	(15.2)	(119,003)	(104.6)
Provision for income taxes	3,087	1.4	1,889	1.0	3,369	3.0

Net income (loss)	$4,546	2.1%	$(30,524)	(16.2)%	$(122,372)	(107.6)%

Revenue

        General.    Total revenue during the year ended June 30, 2002 was $220.1 million compared to $188.7 million during the year ended June 30, 2001 and $113.8 million during the year ended June 30, 2000. Included in total revenue during the years ended June 30, 2002, 2001 and 2000 were write-downs of $27.0 million and $33.6 million and $82.5 million, respectively, to the Company's residual interests and mortgage servicing rights. Excluding the residual interests and mortgage servicing rights write-downs, total revenue during the year ended June 30, 2002 increased $24.8 million to $247.1 million from $222.3 million for the year ended June 30, 2001. The $24.8 million increase in total revenue was attributable primarily to increases in gain on sale of loans and origination fees, partially offset by declines in loan servicing and interest income. Excluding the write-downs of residual interests and mortgage servicing rights, total revenue during the year ended June 30, 2001 increased $26.0 million to $222.3 million from $196.3 million for the year ended June 30, 2000. The $26.0 million increase in total revenue is attributable primarily to increases in gain on sale of loans and origination fees, partially offset by declines in loan servicing and interest income.

        Gain on Sale of Loans.    Gain on sale of loans during the year ended June 30, 2002 increased $22.1 million, or 30.1%, to $95.5 million from $73.4 million during the year ended June 30, 2001. The increase in gain on sale of loans resulted primarily from the $861.1 million, or 36.9%, increase in the volume of the Company's total loan sales to $3.2 billion during the year ended June 30, 2002 over the $2.3 billion of total loan dispositions during the year ended June 30, 2001. During the years ended June 30, 2002 and 2001, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. The mix in the composition of securitizations and whole loan sales for cash differed during the years ended June 30, 2002 and 2001 based upon the Company's review of market conditions, profitability and cash flow needs. When expressed as a percentage of the $3.2 billion of total loan dispositions during the year ended June 30, 2002, whole loan sales for cash and loans sold in securitizations comprised 81.7% and 18.3%, respectively. In comparison, of the $2.3 billion of total loan dispositions during the year ended June 30, 2001, whole loan sales for cash and loans sold in securitizations comprised 52.8% and 47.2%, respectively. Whole loan sales were $2.6 billion during the year ended June 30, 2002, an increase of $1.5 billion over $1.1 billion of whole loan sales during the year ended June 30, 2001. During the year ended June 30, 2002, loans sold in securitizations declined by $646.5 million to $585.0 million from $1.2 billion of securitizations during the year ended June 30, 2001. The Company's higher reliance on whole loan sales for cash as a mortgage loan disposition strategy during the year ended June 30, 2002 was due primarily to the generally more favorable conditions in the whole loan sale markets and, to a lesser extent, to the Company's desire to retain capacity in the Residual Facility. During the year ended June 30, 2002, the Company, as it has from to time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to fixed rate mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during the year. Gain on sale of loans during the year ended June 30, 2002 includes charges of $10.8 million of derivative related losses and is comprised of $10.4 million of losses on closed hedge positions and $0.4 million to mark open hedges at June 30, 2002 to their estimated fair value. Gain on sale of loans during the year ended June 30, 2002 includes $8.2 million of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold for cash to unaffiliated independent mortgage servicing companies relating to all of the mortgage loans in the Company's fiscal 2002 securitizations. Of the $95.5 million in gain on sale of loans during the year ended June 30, 2002, $16.4 million was attributable to residual sales for cash to CZI under the Residual Facility. Gain on sale of loans during the year ended June 30, 2002 includes charges of $0.5 million for amortized expenses related to the Residual Facility, substantially all of which related to amortization of the fee paid by the Company to CZI to obtain the facility.

        Gain on sale of loans during the year ended June 30, 2001 increased $25.3 million, or 52.7%, to $73.4 million from the $48.1 million during the year ended June 30, 2000. The increase in gain on sale of loans resulted primarily from higher gain on sale rates recognized by the Company in its securitization and whole loan sales for cash during the year ended June 30, 2001 when compared to the gain on sale rates recognized on its loan dispositions during the year ended June 30, 2000. To a lesser extent, the increase in gain on sale of loans during the year ended June 30, 2001 over the year ended June 30, 2000 was due to the sale of mortgage servicing rights and the rights to prepayment fees and to the $111.2 million increase in loan dispositions during the year ended June 30, 2001 over the level of loan dispositions reported during the year ended June 30, 2000. During the years ended June 30, 2001 and 2000, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. However, the mix in the composition of securitizations and whole loan sales for cash differed during each of the respective periods based upon the Company's review of market conditions, profitability and cash flow requirements. During the year ended June 30, 2001, $1.2 billion and $1.1 billion of mortgage loans were disposed in securitizations and whole loan sales, respectively, or 52.8% and 47.2% of the $2.3 billion of total loan dispositions during the period. In comparison, during the year ended June 30, 2000, mortgage loan dispositions in whole loan sales for cash were $1.4 billion and loans sold in securitizations were the $803.6 million, or 63.8% and 36.2%, respectively, of the $2.2 billion of total loan dispositions during the period. The increased reliance on securitizations as a mortgage loan disposition strategy during the year ended June 30, 2001 was due to the Company entering into the Residual Facility in August 2000 which enabled the Company to increase its loan dispositions through securitizations by $427.9 million to $1.2 billion during the year ended June 30, 2001 from $803.6 million of mortgage loans sold in securitizations during the year ended June 30, 2000. Whole loan sales for cash declined by $316.7 million to $1.1 billion during the year ended June 30, 2001 from $1.4 billion during the year ended June 30, 2000. Gain on sale of loans during the year ended June 30, 2001 includes $15.7 million of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold to an unaffiliated independent mortgage servicing company relating to all of the mortgage loans in the Company's fiscal 2001 securitizations. The gain on sale rates realized by the Company on whole loan sales for cash were generally higher during the year ended June 30, 2001 compared to gain rates on whole loan sales for cash during the year ended June 30, 2000 due to a combination of pricing and underwriting changes made by the Company and generally better conditions in the whole loan markets during fiscal 2001 when compared to the market conditions existing during the year ended June 30, 2000. During the year ended June 30, 2001, the Company, as it has from to time to time, entered into forward interest rate swap agreements to hedge interest rate exposure to fixed rate mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during the year. Gain on sale of loans during the year ended June 30, 2001 includes charges of $6.0 million related to derivative losses. There were no derivative transactions in place at or during the year ended June 30, 2000. Of the $73.4 million in gain on sale of loans during the year ended June 30, 2001, $45.1 million was attributable to residual sales for cash to CZI under the Residual Facility. Gain on sale of loans during the year ended June 30, 2001 includes charges of $1.9 million for amortized expenses related to the Residual Facility, of which $1.7 million and $0.2 million related to amortization of the fee paid by the Company to CZI to obtain the facility and other costs, respectively. As the Residual Facility commenced in August 2000, gain on sale of loans during fiscal 2000 had no similar activity.

        Origination Fees.    Origination fees are primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company's retail channel, partially offset by broker compensation, generally referred to as yield spread premium, paid by the Company to mortgage loan brokers in connection with broker loan production. Origination fees are primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Yield spread premiums are generally a function of the volume of mortgage loans originated by the Company through its broker channel and the yield spread premium paid on such loans by the Company to referring brokers.

        Origination fees during the year ended June 30, 2002 were $56.0 million as compared to $47.4 million and $38.0 million during the years ended June 30, 2001 and 2000, respectively. The

$8.6 million, or 18.1%, increase in origination fee revenue during the year ended June 30, 2002 over the amount reported a year ago was attributable primarily to the $429.3 million, or 36.4%, increase in retail production during the year ended June 30,2002 over production levels reported during the year ended June 30, 2001, partially offset by a decline during fiscal 2002 from fiscal 2001 in average points and fees charged at the time of origination. As previously reported, the Company has, primarily in response to competitive factors and, to a lesser extent, recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products. The $9.5 million, or 25.0%, increase in origination fees during the year ended June 30, 2001 over origination fees during the year ended June 30, 2000 was attributable primarily to a $396.9 million, or 50.6%, increase in retail production during fiscal 2001 over total retail production during the year ended June 30, 2000, partially offset by a decrease during fiscal 2002 from fiscal 2001 in points and fees charged per loan due to the Company's focus on higher credit quality borrowers. The weighted average points charged by the Company during the years ended June 30, 2002, 2001 and 2000 were 3.7%, 4.0% and 4.7%, respectively. The Company expects weighted average points charged to decline further in fiscal 2003 as the Company expects to continue to reduce points and fees charged in certain states in response to pending legislation and regulation restricting points and fees in numerous states.

        Yield spread premium was $13.0 million, $5.8 million and $9.5 million during the years ended June 30, 2002, 2001 and 2000, respectively. The $7.2 million increase in yield spread premium during the year ended June 30, 2002 over yield spread premium during the year ended June 30, 2001 is attributable primarily to the $441.6 million, or 37.1%, increase in total broker production during fiscal 2002 over total production during fiscal 2001. The $3.7 million decrease in yield spread premium during the year ended June 30, 2001 from yield spread premium during the year ended June 30, 2000 is attributable to a $71.8 million decline in total production during fiscal 2001 from total production during fiscal 2000. Yield spread premium, expressed as a percentage of total broker production was .79%, .49% and .75% during the years ended June 30, 2002, 2001 and 2000, respectively.

        Loan Servicing.    Loan servicing revenue consists of prepayment fees, late charges and other fees, and servicing fees earned on securitized pools, reduced by subservicing costs and amortization of the Company's MSRs. See "—Critical Accounting Policies." Loan servicing revenue during the year ended June 30, 2002 was $12.5 million as compared to $15.0 million and $15.7 million during the years ended June 30, 2001 and 2000, respectively. The $2.5 million decrease in loan servicing revenue during the year ended June 30, 2002 from a year ago was due primarily to declines in servicing, late and prepayment fees aggregating $7.6 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $5.0 million. The declines in servicing, late and prepayment fees during the year ended June 30, 2002 from the comparable period a year ago was due to the $619.0 million decrease in the size of the Company's portfolio of mortgage loans in securitization trusts serviced in-house at June 30, 2002 compared to June 30, 2001, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2002 were $1.7 million, down $2.8 million from the $4.5 million of such expenses during the year ended June 30, 2001. Amortization of mortgage servicing rights declined $2.2 million to $3.6 million during the year ended June 30, 2002 from $5.8 million during the year ended June 30, 2001.

        The $0.7 million decrease in loan servicing revenue during the year ended June 30, 2001 from June 30, 2000 was due primarily to declines in servicing, late and prepayment fees aggregating $5.5 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $4.8 million. The declines in servicing, late and prepayment fees during the year ended June 30, 2001 are due to the $1.2 billion decrease in the size of the mortgage loans in securitization trusts serviced in-house at June 30, 2001 compared to the size of such loans at June 30, 2000, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2001 were $4.5 million, down $1.8 million from the $6.3 million of such expenses during the year ended June 30, 2000. Amortization of mortgage servicing rights declined $3.0 million to $5.8 million during the year ended June 30, 2001 from $8.8 million during the year ended June 30, 2000.

        During the years ended June 30, 2002, 2001 and 2000, the Company had in place two arrangements designed to reduce its servicing advance obligations. In the first arrangement, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($125.0 million at June 30, 2002) in principal amount of loans. In the second arrangement, which has expired, an investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company's advance obligations.

        The Company has not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's total loan servicing portfolio at June 30, 2002 decreased $409.0 million, or 15.1% to $2.3 billion from $2.7 billion at June 30, 2001, reflecting loan servicing portfolio runoff during the period. Mortgage loans in securitization trusts serviced by the Company in-house declined $619.0 million to $1.2 billion at June 30, 2002 from $1.8 billion at June 30, 2001. Moreover, subsequent to June 30, 2002, the Company transferred to the purchasers or their designated servicers the approximately $571.6 million of loans, which represented loans sold in whole loan sales during the June 2002 quarter but subserviced by the Company at June 30, 2002 on an interim basis. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. See "Risk Factors." Future loan servicing revenue will be negatively impacted by continuing declines in the size of the loan servicing portfolio, and in prepayment fees due to the aging of loans in the portfolio past the term of any prepayment fees on loans, and, to a lesser extent, by the costs associated with the arrangements the Company entered into to reduce servicing advances on securitization trusts. See "Item 1. Business—Loan Servicing."

        Interest.    Interest income includes interest on loans held for sale, accretion income associated with the Company's residual interests and, to a lesser extent, interest on short-term overnight investments. Interest income was $83.2 million during the year ended June 30, 2002, compared to $86.5 million reported during the year ended June 30, 2001 and $94.6 million reported during the year ended June 30, 2000. Interest income decreased $3.3 million, or 3.8% during the year ended June 30, 2002 from the prior year due primarily to an $8.6 million decline in discount accretion due to lower average outstanding residual interest balances during the year ended June 30, 2002, partially offset by a $5.3 million increase in interest income earned on loans held for sale during the year ended June 30, 2002. The increase in interest earned on loans held for sale during the year ended June 30, 2002 over the amount reported during the year ended June 30, 2001 was due to higher average interest earning balances of loans held for sale outstanding, despite a decline in the weighted average interest rate on such loans during fiscal 2002 when compared to such rates and balances during fiscal 2001. The $8.1 million decrease in interest income during the year ended June 30, 2001 from the year ended June 30, 2000 was due primarily to lower accretion on lower average residual interest balances, partially offset by an increase in interest income earned on loans held for sale resulting from higher weighted average interest rates on higher average outstanding balances of loans held for sale during the year ended June 30, 2001 when compared to such rates and balances during the year ended June 30, 2000.

Expenses

        General.    Total expenses during the year ended June 30, 2002 were $212.5 million compared to $217.4 million during the year ended June 30, 2001 and $232.8 million during the year ended June 30, 2000. The $4.9 million decrease in total expenses during the year ended June 30, 2002 from the prior year was attributable to declines of $10.0 million and $13.5 million in general and administrative and interest expense, respectively, partially offset by increases of $16.4 million and $2.3 million in personnel and production expenses, respectively, from such expenses during the year ended June 30, 2001. The $15.4 million decline in total expenses during the year ended June 30, 2001 from the prior year is attributable to decreases of $7.7 million, $11.5 million and $1.4 million in production, general and administrative (including provision for uncollectible receivables) and interest expense, respectively, partially offset by an increase of $5.2 million in personnel expenses from such expenses during the year ended June 30, 2000.

        Personnel.    Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes incentives that are generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the year ended June 30, 2002 increased $16.4 million, or 16.7%, to $114.8 million from $98.4 million during the year ended June 30, 2001. The increase was comprised primarily of $7.6 million of increased salaries attributable principally to the increased staffing levels in the Company during the year ended June 30, 2002 over the year ended June 30, 2001 due to the acquisition of the Company's second National Loan Center and to other employee head count growth within the Company coupled with a $3.8 million increase in incentive compensation relative to retail and broker executives in connection with the $870.9 million increase in retail and broker production during the year ended June 30, 2002 over such production during the year ended June 30, 2001. Incentive compensation expense relative to other senior management also increased $1.1 million during the year ended June 30, 2002 over a year ago. Finally, payroll taxes, medical and other benefit costs increased $3.9 million during the year ended June 30, 2002 over the expense amount incurred during the year ended June 30, 2001.

        Personnel expenses during the year ended June 30, 2001 increased $5.2 million, or 5.5%, to $98.4 million from $93.2 million during the year ended June 30, 2000. This increase is comprised primarily of $4.2 million of incentive compensation to retail and broker executives relative to the $292.3 million increase in retail and broker production during the year ended June 30, 2001 over production during the year ended June 30, 2000, and to a lesser extent, to $1.7 million of incentive compensation awarded to other senior management and increased payroll taxes, medical and other benefit costs during the year ended June 30, 2001 over levels from a year ago. Personnel expense during the year ended June 30, 2000 included $4.0 million of nonrecurring severance costs.

        Production.    Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees increased $2.3 million, or 12.0%, to $21.3 million during the year ended June 30, 2002 from $19.0 million during the year ended June 30, 2001. The increase in production expense during the year ended June 30, 2002 from a year ago is due primarily to increased advertising and appraisal expenses incurred relative to the Company's increased total loan production. Production expense decreased $7.7 million, or 28.8%, to $19.0 million during the year ended June 30, 2001 from $26.7 million during the year ended June 30, 2000. The decrease during the year ended June 30, 2001 from the year ended June 30, 2000 is due primarily to the Company's cost reduction efforts, which included reducing its advertising expenses by improving the efficiency and penetration of its advertising strategies through the adoption of the decentralized marketing approach in its traditional retail branch network, partially offset by increases in appraisal and credit investigation expenses.

        Production expense expressed as a percentage of total loan origination volume for the year ended June 30, 2002, 2001 and 2000 was 0.7%, 0.8% and 1.3%, respectively. The decrease in the percentage during the year ended June 30, 2002 from the percentage during the year ended June 30, 2001 is attributable to the $870.9 million, or 36.7% increase in total loan production during the year ended June 30, 2002 over the origination volume reported for the year ended June 30, 2001, partially offset by the 12.0% increase in production expense during the year ended June 30, 2002 over a year ago. The decrease in the percentage during the year ended June 30, 2001 from the percentage during the year ended June 30, 2000 is attributable to the 28.8% decrease in production expense combined with the $292.3 million, or 14.1%, increase in total loan production during the year ended June 30, 2001 from the origination volume reported for the year ended June 30, 2000.

        General and Administrative.    General and administrative expense decreased $10.0 million to $39.0 million during the year ended June 30, 2002 from $49.0 million during the year ended June 30, 2001. General and administrative expense decreased $9.4 million, or 16.2%, during the year ended June 30, 2001 from the year ended June 30, 2000. The decrease in the general and administrative expenses during the year ended June 30, 2002 from the year ended June 30, 2001 was primarily due to declines in professional, legal, occupancy, depreciation and miscellaneous expenses. The decrease in general and administrative expense during the year ended June 30, 2001 from the year ended June 30, 2000 was due to declines in professional, legal, communication, occupancy and miscellaneous expenses.

        On September 13, 2002, the Company entered into a new lease on its Irvine office which extends the lease on 93,000 rentable square feet of space through November 30, 2008. The new lease payments are not materially different from those in place prior to the renewal.

        On December 5, 2001, the Company entered into a sublease involving approximately 39,000 rentable square feet at its former headquarters office located at 3731 Wilshire Boulevard, Los Angeles, California. In accounting for the sublease transaction, the Company charged income for $0.4 million representing the differential between the present values of lease payments payable under the master lease and the lease payments receivable under the sublease, the unamortized portion of abandoned leasehold improvements and expenses associated with the transaction.

        On January 31, 2001, the Company entered into a sublease involving approximately 44,800 rentable square feet at its headquarters office located at 350 South Grand Avenue, Los Angeles, California. In accounting for the sublease transaction, the Company charged income for the differential between the present values of lease payments payable under the master lease and the lease payments receivable under the sublease. The Company also charged income for the unamortized portion of the leasehold improvements that were abandoned and expenses associated with the transaction. Additionally, the Company reversed certain accruals and deferred credits applicable to the sublet space. Consequently, there was no net charge to earnings as a result of this sublease transaction. The Company was required by the terms of the sublease to pledge approximately $1.9 million in the form of a cash deposit to guarantee the differential between the present values of the master lease payment streams and the sublease receivable streams. The cash deposit is refundable to the Company over the term of the sublease if no performance default occurs.

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

        Interest.    Interest expense declined $13.5 million to $37.4 million during the year ended June 30, 2002 from $50.9 million during the year ended June 30, 2001 which, in turn, was a decrease of $1.5 million over the $52.3 million of interest expense reported during the year ended June 30, 2000. The decrease in interest expense during the year ended June 30, 2002 from levels reported a year ago resulted primarily from lower interest rates associated with the Company's revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings under the facilities during fiscal 2002 when compared to such rates and average borrowings during fiscal 2001. The Company's revolving warehouse and repurchase agreements bear interest rates that are indexed to the one-month LIBOR which, during the year ended June 30, 2002, declined from levels during the year ended June 30, 2001. The decrease in interest expense during the year ended June 30, 2001 from the year ended June 30, 2000 resulted primarily from lower interest rates associated with the Company's revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings under the facilities during fiscal 2001 when compared to such rates and average borrowings during fiscal 2000. While the Company's interest costs on its revolving warehouse and repurchase facilities trended down during the year ended June 30, 2002 from a year ago, interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund increased production volumes.

        Provision for Uncollectible Receivables.    During the year ended June 30, 2000, the Company reviewed its accounts receivable consisting of advances made by the Company in connection with the securitization trusts and adjusted such receivables to reflect their collectibility which resulted in a write-down of $2.0 million.

        Income Taxes.    During the years ended June 30, 2002, 2001 and 2000, the Company recorded an income tax provision of $3.1 million, $1.9 million and $3.4 million, respectively, which reflect effective tax rates of 40.4%, 6.6% and 2.8%, respectively. The provisions for income taxes during the years ended June 30, 2002, 2001 and 2000 are related primarily to estimated taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, other miscellaneous state taxes. The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes, thereby limiting the Company's ability to use net operating loss carryforwards and certain other future deductions.

Financial Condition

        Loans Held for Sale.    The Company's portfolio of loans held for sale increased to $462.1 million at June 30, 2002 from $417.2 million at June 30, 2001. The increase is attributable to the Company's $3.2 billion of loan production exceeding its $585.0 million of securitizations and $2.6 billion of whole loan sales in the secondary market during the year ended June 30, 2002.

        Accounts Receivable.    Accounts receivable are comprised of interest and servicing advances; servicing and late fees; amounts due from CZI under the Residual Facility; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. While the Company had existing advance arrangements with two different counterparties to reduce its advance obligations, such arrangements were not applicable to all advance obligations. Therefore, the Company funds advances on a recurring basis not otherwise covered by such arrangements and recovers those advances on a periodic basis. Accounts receivable decreased $9.8 million to $61.3 million at June 30, 2002 from $71.1 million at June 30, 2001. The decrease is primarily attributable to a $4.8 million decrease amounts in due from CZI, a $4.2 million decrease in interest and servicing advances and a $1.1 million decrease in servicing and late fees receivable, partially offset by a $0.5 million increase in accrued interest and other receivables.

        At June 30, 2002, no amounts were due the Company by CZI under the Residual Facility, whereas at June 30, 2001, the Company was owed $4.8 million by CZI under the Residual Facility related to the Company's sale for cash to CZI of the residual interest created in the June 2001 securitization. The $4.2 million decrease in servicing advances at June 30, 2002 from June 30, 2001 is comprised of $30.9 million of servicing related advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $35.1 million of recoveries of such advances during the year ended June 30, 2002. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The decline in servicing and late fees receivable at June 30, 2002 from June 30, 2001 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts serviced in-house to $1.2 billion at June 30, 2002 from $1.8 billion at June 30, 2001.

The increase in accrued interest and other receivables at June 30, 2002 from June 30, 2001 resulted primarily from interest accruals on higher average balances of loans held for sale at June 30, 2002 over such balances a year ago and, to a lesser extent, from increased settlement balances due from counterparties to mortgage loan disposition transactions at June 30, 2002 when compared to such balances a year ago.

        Residual Interests.    Residual interests decreased $40.5 million to $197.3 million at June 30, 2002 from $237.8 million at June 30, 2001, reflecting a $27.0 million residual interest write-down and $46.0 million of cash received from the securitization trusts, partially offset by $32.5 million of residual interest accretion during the year ended June 30, 2002. During the year ended June 30, 2002, the Company did not retain any residual interests in the $585.0 million of securitizations it consummated. All of such residual interests were sold to CZI for cash under the Residual Facility.

        Mortgage Servicing Rights, net.    Mortgage servicing rights, net, decreased to $2.9 million at June 30, 2002 from $6.5 million at June 30, 2001 reflecting $3.6 million of mortgage servicing rights amortization during the year ended June 30, 2002. During the year ended June 30, 2002, the Company did not capitalize any mortgage servicing rights. The Company sold for cash the servicing rights on the mortgage loans in the $585.0 million of securitizations which closed during the year ended June 30, 2002, and all of the Company's $2.6 billion of loans sold in whole loan sales for cash during the year ended June 30, 2002 were sold with servicing released.

        Equipment and Improvements, net.    Equipment and improvements, net, decreased to $10.9 million at June 30, 2002 from $11.1 million at June 30, 2001 due primarily to depreciation and amortization outpacing equipment and improvement acquisitions during the year ended June 30, 2002.

        Prepaid and Other Assets.    Prepaid and other assets increased to $14.7 million at June 30, 2002 from $14.1 million at June 30, 2001, primarily due to the capitalization of eligible expenses incurred for financing and other arrangements entered into by the Company outpacing amortization coupled with an increase in security deposits during the year ended June 30, 2002. At June 30, 2002, prepaid and other assets included $0.9 million of remaining unamortized costs relating the Residual Facility, of which $0.8 million related to the remaining unamortized facility fee paid by the Company to CZI.

        Borrowings.    Amounts outstanding under borrowings at June 30, 2002 declined $5.8 million to $264.0 million at June 30, 2002 from $269.7 million at June 30, 2001. The $5.8 million decrease reflects the Company's final scheduled sinking fund payment made on its 10.5% Senior Notes due 2002 during the fiscal year ended June 30, 2002.

        Revolving Warehouse and Repurchase Facilities.    Amounts outstanding under revolving warehouse and repurchase facilities decreased to $383.1 million at June 30, 2002 from $393.3 million at June 30, 2001, primarily due to the Company's decreased reliance on its revolving warehouse facilities at June 30, 2002 compared to June 30, 2001. Proceeds from whole loan sales and securitizations are first used to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities and then used for general corporate purposes.

        Income Taxes Payable.    At June 30, 2002 and 2001, the Company had $3.1 million and $1.9 million of taxes currently payable, respectively. The Company's gross deferred tax liabilities increased by $100,000 to $16.7 million at June 30, 2002 from $16.6 million at June 30, 2001 due to the change in the tax effects of temporary differences relating to mark-to-market adjustments, state taxes and, to a lesser extent, miscellaneous other items. The Company's gross deferred tax assets decreased $5.8 million at June 30, 2002 to $154.8 million from $160.6 million at June 30, 2001, primarily due to declines of $5.9 million and $2.9 million in the tax versus financial statement recognition of income and expense related to residual interests and other items, respectively, partially offset by a $3.0 million increase in the temporary difference relating to nonrecognized net operating losses. The Company's tax valuation allowance decreased $5.9 million to $144.3 million at June 30, 2002 from $150.2 million at June 30,

2001 due to the decrease in the Company's deferred tax assets. At June 30, 2002 and 2001, it was the Company's belief, based upon available evidence, that it was not more likely than not that its deferred tax assets would be realized.

Liquidity and Capital Resources

        The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) the funding of mortgage loan originations and purchases prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) over-collateralization requirements in connection with securitizations, (iv) ongoing administrative, operating, and tax expenses, (v) interest and principal payments and liquidity requirements under the Company's revolving warehouse and repurchase facilities, and other existing indebtedness and (vi) advances in connection with the Company's servicing portfolio.

        The Company's primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) securitization and sale of mortgage loans and related servicing rights, (iii) monetization of residual interests and (iv) monetization of the Company's servicing advances. The Company historically had access to working capital financing facilities and the issuance of debt and equity securities, to finance its operating cash requirements; however, due to the Company's operating performance in the three most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future. See "—Risk Factors—If we are unable to maintain adequate financing sources or outside sources of cash are not sufficient, our earnings and financial position will suffer and jeopardize our ability to operate as a going concern."

        Warehouse and Repurchase Facilities.    The Company generally relies on revolving warehouse and repurchase facilities to originate and purchase mortgage loans and hold them prior to securitization or sale. At June 30, 2002, the Company had committed revolving warehouse and repurchase facilities in the amount of $800.0 million and amounts outstanding under the facilities were $383.1 million. Of the $800.0 million of committed revolving warehouse and repurchase facilities available to the Company at June 30, 2002, $300.0 million and $300.0 million expire November 16, 2002, and March 20, 2003, respectively. The remaining $200.0 million committed revolving repurchase facility at June 30, 2002 was renewed on July 31, 2002, at which time the committed amount was increased to $300.0 million, and will expire on July 30, 2003.

        Certain of the Company's warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

        All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments or waivers, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would jeopardize the Company's ability to continue to operate as a going concern.

        Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. As previously reported, the Company currently does not satisfy the net worth test, and as a result, the monoline insurer can terminate the Company as servicer with respect to those securitization trusts. The monoline insurer has to date waived the Company's failure to satisfy the net worth test and terminate the Company as servicer with respect to those securitization trusts.

        Under the terms of the Company's Indenture dated October 21, 1996 with respect to its 9.125% Senior Notes due 2003, the Company's ability to incur certain additional indebtedness, including residual financing, is limited to two times stockholders' equity. Funded warehouse indebtedness is not included in the indebtedness limitations. Securitization obligations are generally not included in the indebtedness limitations. The Company is currently restricted from incurring additional indebtedness as defined in the Indenture. The Company's revolving repurchase and warehouse facilities also contain limits on the Company's ability to incur additional indebtedness. Further, until the Company receives investment grade ratings for the notes issued under the Indenture, the amount of assets allocable to post-September 1996 securitizations which the Company may pledge to secure debt is limited by the Indenture to 75% of the difference between such post-September 1996 residuals and servicing advances and $225.0 million. This could restrict the Company's ability to borrow to provide working capital as needed in the future.

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

        The Company securitized $585.0 million of loans held for sale during the year ended June 30, 2002 compared to $1.2 billion and $803.6 million of loan securitizations during the years ended June 30, 2001 and 2000, respectively. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations—Revenue." The gains on sale recognized on securitizations during the year ended June 30, 2002 were higher than gains recognized on securitizations during the year ended June 30, 2001 due primarily to improved market conditions at the time of the securitizations. See "Critical Accounting Policies—Accounting for Securitizations." In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At June 30, 2002, the Company was required to maintain overcollateralization amounts of $210.8 million, of which $175.2 million was maintained. The remaining $35.6 million is required to be added to the overcollateralization amounts from future spread income from the loans in eight of the securitization trusts. Of the $210.8 million of overcollateralization amounts required at June 30, 2002, $59.3 million is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts.

        In the Company's securitizations structured as a real estate mortgage investment conduit ("REMIC"), the recognition of non-cash gain on sale has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the related service fees are collected and applicable reserve or overcollateralization requirements are met.

        Residual Forward Sale Facility.    On August 31, 2000, the Company entered into the Residual Forward Sale Facility (the "Residual Facility") with Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million amount of the Residual Facility, or (iii) a termination event, as defined in the Residual Facility. The Company believes that the Residual Facility has strengthened its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitizations and by providing another source of cash to the Company through periodically converting residual interests into cash.

        During the year ended June 30, 2002, the Company sold $16.4 million of residual interests to CZI pursuant to the Residual Facility for cash. At June 30, 2002, the remaining amount available under the Residual Facility was approximately $13.5 million. It is the Company's expectation to periodically sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis if the Residual Facility is extended. There can be no assurance that the Residual Facility will be renewed beyond its expiration, however, the Company is in discussion with CZI regarding extending the terms of the Residual Facility.

        In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the years ended June 30, 2002 and 2001, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.5 million and $1.9 million, respectively, of which approximately $0.5 million and $1.7 million, respectively, related to the facility fee paid to CZI. At June 30, 2002, the total unamortized capitalized Residual Facility costs remaining to be amortized were $0.9 million, of which $0.8 million related to the facility fee, and are included in prepaid and other assets in the accompanying consolidated balance sheet. If the Residual Facility expires with remaining capacity available or if it were to be terminated prior to its full usage, any remaining unamortized fees would be charged to gain on sale of loans at such time.

        Monetization of Servicing Advances.    In the past, in order to reduce its advance obligations, the Company entered into arrangements with an investment bank pursuant to which the investment bank purchased certain cumulative advances and undertook the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. In the future, the Company may enter into similar arrangements as a means to further reduce its advance obligations or to monetize advance receivables.

        Working Capital Financing Facilities.    On February 11, 2000, the Company obtained $35.0 million by drawing against a working capital facility in the same amount which was collateralized by certain of its residual interests and certain other collateral. On December 31, 2001, the Company fully repaid the $3.6 million then outstanding on the facility and the previously pledged unencumbered residual interests securing the subline were returned to the Company.

        The Issuance of Equity and Debt Securities.    The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional equity and debt sources.

        As previously reported, on February 12, 2002, the Company completed its rights offering to its common stockholders. The Company sold 637,000 shares of Series D Convertible Preferred Stock at a price of $0.85 and raised approximately $542,000 in the offering.

        The Company has previously raised $179.2 million through the sale of preferred stock in several phases, consisting of $170.8 million to Capital Z and its designees, $4.2 million to certain members of the Company's management and $4.2 million to holders of the Company's common stock. Capital Z invested $75.0 million in February 1999, $25.0 million in August 1999, $20.8 million pursuant to their standby commitment in a rights offering in October 1999, $34.7 million in June 2000, and $15.3 million in July 2000. The Company also issued $2.9 million of preferred stock to certain management investors in February and October 1999, and $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company in August 2000. The Company raised $4.2 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in October, 1999. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001.

        In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At June 30, 2002, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

        The Company had cash and cash equivalents of approximately $17.4 million at June 30, 2002.

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

Risk Management

        During the years ended June 30, 2002 and 2001, the Company, as it has from time to time, entered into agreements to hedge economic exposure to its fixed rates loans held for sale. At June 30, 2002 and 2001, the Company had notional amounts of $70.0 million and $25.0 million, respectively, of forward interest rate swap agreements in place to hedge exposure to its fixed rate loans held for sale and pipeline of fixed rate loans. The following table summarizes certain information regarding the interest rate swap agreements:

At June 30, 2002
Notional Amount In (000's)	Fixed Pay Rate	Variable Receive Rate
$10,000	4.150%	3.924%
30,000	3.815	3.431
30,000	3.760	3.431

$70,000

June 30, 2001
Notional Amount in (000's)	Fixed Pay Rate	Variable Pay Rate
$25,000	4.815%	4.815%

        Gain on sale of loans during the year ended June 30, 2002 includes charges of $10.8 million of which $10.4 million related to losses on closed forward interest rate swap agreements and $0.4 million related to the Company's mark to the estimated fair value of forward interest rate swap agreements open at June 30, 2002, respectively. Gain on sale of loans during the year ended June 30, 2001 includes charges of $6.0 million all of which related to hedge losses recorded on forward interest rate swap agreements that closed during the period. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap agreements or charges to earnings on future derivative contracts into which the Company may enter.

Financial Instruments and Off-Balance Sheet Activities

        Sale of Loans—Securitizations and Whole Loan Sales—Interest Rate Risk.    A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination. However, a small portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, the Company mitigates exposure to rising interest rates through the use of forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

        The following table illustrates certain information about the Company's rate sensitive assets and liabilities at June 30, 2002 and 2001:

June 30, 2002	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rates	$29,295	$40,347	$33,216	$27,782	$19,439	$57,379	$207,458	$212,848
Weighted average rate	8.84%	8.83%	8.83%	8.83%	8.83%	8.83%	8.83%
Variable rates	$26,579	$66,449	$64,731	$31,391	$18,804	$46,656	$254,610	$261,200
Weighted average rate	9.01%	8.99%	9.12%	9.22%	9.23%	9.24%	9.09%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$—	$150,000	$—	$113,970	$—	$—	$263,970	$152,573
Weighted average rate	7.56%	5.50%	5.50%	—%	—%	—%	7.56%
Variable rate	$383,119	$—	$—	$—	$—	$—	$383,119	$383,119
Weighted average rate	2.90%	—%	—%	—%	—%	—%	2.90%
Derivatives:
Forward interest rate swaps agreements:
Notional amount	$70,000	—	—	—	—	—	$70,000	$(394)
Weighted average pay rate.	3.839%	—	—	—	—	—	3.839%	—
Weighted average receive rate	3.501%	—	—	—	—	—	3.501%	—

        During the year ended June 30, 2002, certain interest rates generally declined from levels existing during the year ended June 30, 2001. At June 30, 2002, the Company's rate sensitive assets, primarily fixed and variable rate mortgage loans held for sale, reflect these lower rates when compared to interest rates applicable to such loans held for sale at June 30, 2001. The Company's variable rate borrowings, which are comprised of revolving warehouse and repurchase facilities, are indexed to one-month LIBOR. At June 30, 2002 and 2001, the one-month LIBOR was 1.84% and 3.86%, respectively, and the weighted average interest rate on such borrowings was 2.90% and 4.99% at June 30, 2002 and 2001, respectively. During the year ended June 30, 2002, the Company's borrowing costs decreased from those during the year ended June 30, 2001 due to the decrease in LIBOR and to pricing reductions received from certain of its revolving warehouse and repurchase facility lenders.

June 30, 2001	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rate	$23,981	$32,478	$25,093	$19,031	$13,848	$32,138	$146,569	$149,670
Weighted average rate	9.72%	9.72%	9.72%	9.72%	9.72%	9.72%	9.72%
Variable rate	$38,292	$79,126	$52,642	$38,404	$22,962	$38,294	$270,595	$277,957
Weighted average rate	9.88%	9.95%	10.47%	10.75%	10.74%	10.69%	10.34%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$5,750	$—	$150,000	$—	$113,970	$—	$269,720	$118,354
Weighted average rate	7.56%	7.56%	5.50%	5.50%	5.50%	—	7.56%
Variable rate	$393,301	$—	$—	$—	$—	$—	$393,301	$393,301
Weighted average rate	5.02%	—	—	—	—	—	5.02%
Derivatives:
Forward interest rate swap agreements:
Notional amount	$25,000	—	—	—	—	—	$25,000	—
Pay rate	4.815%	—	—	—	—	—	—	—
Receive rate	4.815%	—	—	—	—	—	—	—

        During the year ended June 30, 2001, certain interest rates generally declined from levels existing during the year ended June 30, 2000. At June 30, 2001, the Company's rate sensitive assets, primarily fixed and variable rate mortgage loans held for sale, reflect these lower rates when compared to interest rates applicable to such mortgate loans held at June 30, 2000. The Company's variable rate borrowings, which are comprised of revolving warehouse and repurchase facilities, are indexed to the one-month LIBOR. At June 30, 2001, the one-month LIBOR was 3.86%, a 278 basis point decline from the 6.64% one-month LIBOR at June 30, 2000. The weighted average interest rate on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2001 declined to 4.99% from 8.17% at June 30, 2000. During the year ended June 30, 2001, interest expense on the Company's revolving warehouse and repurchase facilities declined from interest expense incurred during the year ended June 30, 2000 due to the decline in the one-month LIBOR and to reductions in pricing by certain of its revolving warehouse and repurchase facility lenders.

Rate Sensitive Derivative Financial Instruments

        Residual Interests and MSRs.    The Company had residual interests of $197.3 million and $237.8 million outstanding at June 30, 2002 and 2001, respectively. The Company also had MSRs outstanding at June 30, 2002 and 2001 in the amount of $2.9 million and $6.5 million, respectively. Both of these instruments are recorded at estimated fair value at June 30, 2002 and 2001. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The discount rate used to calculate the present value of the residual interests and MSRs was 13.4% and 15.0% at June 30, 2002. The discount rate used to calculate the present value of the residual interests and MSRs was 15.0% at June 30, 2001. The weighted average life of the mortgage loans used for valuation at June 30, 2002 and 2001 was 3.7 years and 3.1 years, respectively.

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

        Interest Rate Risk.    The Company is exposed to on-balance sheet interest rate risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet interest rate risk related to loans which the Company has committed to originate or purchase.

        Warehousing Exposure.    The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. As of June 30, 2002, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $800.0 million. At June 30, 2001, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $790.3 million (net of $9.7 million outstanding under a $35.0 million subline). The total amount outstanding related to these facilities was $383.1 million and $393.3 million at June 30, 2002 and 2001, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Risk Factors

We have suffered significant losses in the three prior fiscal years which have weakened our financial position and may affect our ability to meet our obligations.

        We have incurred net losses of $30.5 million, $122.4 million and $248.0 million during the years ending June 30, 2001, 2000 and 1999, respectively. These net losses have largely contributed to our retained deficit of $381.0 million as of June 30, 2002. Although we recorded net income of $4.5 million during the year ended June 30, 2002, we cannot make any assurances that we will be profitable in future fiscal years. If we sustain additional net losses, our retained deficit will continue to increase and our ability to meet our obligations could be adversely affected.

Our substantial debt could impair our financial condition and our ability to fulfill our debt obligations.

        We have substantial indebtedness. As of June 30, 2002, we had total indebtedness of approximately $729.4 million, comprised of amounts outstanding under our senior notes, our existing debentures, our revolving warehouse and repurchase facilities and other liabilities of approximately $150.0 million, $114.0 million, $383.1 million and $82.3 million, respectively. At June 30, 2002, our ratio of total debt and liabilities to equity was approximately 19.6 to 1. At June 30, 2002, we also had availability to incur additional indebtedness of approximately $416.9 million under our revolving warehouse and repurchase facilities.

        Our substantial indebtedness could have important consequences to you. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

        If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital, sell assets or seek protection under the federal bankruptcy laws. We may be unable to obtain financing or sell assets on satisfactory terms.

Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility.

        The indentures governing the senior notes and the existing debentures, and the agreements governing the bank credit facilities, contain various covenants that limit our ability to:

  •
  incur other indebtedness;

  •
  engage in transactions with affiliates;

  •
  incur liens;

  •
  make certain restricted payments;

  •
  enter into certain business combinations and asset sale transactions;

  •
  engage in new lines of business; and

  •
  make investments.

        These restrictions limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our revolving credit facilities also require us to maintain specified financial ratios and satisfy other financial conditions. Our ability to meet those financial ratios and conditions can be affected by events beyond our control, such as interest rates and general economic conditions. Accordingly, we may be unable to meet those ratios and conditions. Our breach of our financial covenants under our revolving credit facilities could result in a default under the terms of those facilities, which could cause that indebtedness, and by reason of cross-default provisions, our senior notes, the existing debentures and the new debentures, to become immediately due and payable. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them to secure that indebtedness. If the lenders under the senior notes or revolving credit facilities so accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness.

If we are unable to maintain adequate financing sources or outside sources of cash are not sufficient, our earnings and financial position will suffer and jeopardize our ability to operate as a going concern.

        We borrow the majority of the money we use to fund our mortgage loans from our revolving warehouse and repurchase facilities. Therefore, we need continued access to short- and long-term external sources of cash to fund our operations. Without continued access to cash, we may be restricted in the amount of mortgage loans that we will be able to produce and sell, and our ability to operate as a going concern would be jeopardized.

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

  •
  delinquent interest and other servicing related expenses we advance on the mortgage loans in our servicing portfolio; and

  •
  investments in technology initiatives and other capital improvements necessary for the ongoing operation of our business.

        We receive cash primarily from the following sources:

  •
  Revolving Borrowings. We borrow cash from various commercial loans, called revolving warehouse and repurchase facilities, to fund the mortgage loans that we make or buy. We are required to pay down these revolving warehouse and repurchase facilities when we sell our pledged mortgage loans. We currently have three revolving warehouse and repurchase facilities with a total credit limit of $900.0 million. These revolving warehouse and repurchase facilities expire between November 2002 and July 2003.

  •
  Sale of Mortgage Loans. We sell some of our mortgage loans for cash in the whole loan sale market and we sell the rest of our mortgage loans in securitization transactions. We receive the difference between the price at which we sell the mortgage loans and the amount owed on our revolving warehouse or repurchase facilities for these loans in cash.

  •
  Monetization of Residual Interest Assets Created in Securitizations. In a securitization transaction, we retain a subordinated interest, called the residual interest, in the securitized mortgage loans. The holder of the residual interest is entitled to receive the excess spread from the securitization, or the difference between the interest rate received on the mortgages, and the lower interest rate paid the bondholders in the securitization transaction after specified overcollateralization amounts have been met. As the holder of the residual interest, we also retain the right to any mortgage loans that are still outstanding after the bonds from the securitization transaction are paid in full. At the time of the securitization transaction, we determine the value of the residual interest as the present value of expected cash flows from the excess spread, and record the value of the residual interest as an asset. During the year ended June 30, 2002, we sold the residual interest in our securitization transactions for cash under a residual forward sale facility and may monetize residual interests for cash under the Residual Facility or by other means.

  •
  Monetization of Accounts Receivable. When borrowers fail to make payments on their mortgage loans that we service, we are required to advance the interest due to the bondholders. We also advance delinquent property taxes and property insurance on the mortgage loans that we service if our borrowers do not pay them. These advances become accounts receivable. We are repaid when the borrowers make their delinquent payments or when the loans are foreclosed upon and the mortgaged properties are sold. We have, from time to time, and may going forward sell or otherwise monetize these accounts receivable in order to recover our advances without having to wait until borrowers make their payments or until the mortgage loans are foreclosed upon.

Our right to service loans may be terminated because of the high delinquencies and losses on the mortgage loans in our servicing portfolio, which will hurt our earnings.

        The value of our right to service the $1.2 billion portfolio of mortgage loans in securitization trusts serviced in-house at June 30, 2002 is an asset on our balance sheet called mortgage servicing rights. If we were to lose the right to service some or all of the mortgage loans in our portfolio, we would be required to write down or write off our mortgage servicing rights, which would decrease our earnings and decrease our net worth and the value of your investment.

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

        As of June 30, 2002, we are over the limit for delinquent mortgage loans we service for seven of the securitization transactions and we are over the limit for losses for all of those seven securitization transactions plus eight additional securitization transactions. The monoline insurers have the right to terminate us as the servicer for these securitization transactions as well as the securitization transactions from 1999.

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

        High loan loss levels may affect our net earnings. During the period of time we hold mortgage loans before we sell them, the entire loan loss reduces our earnings. For mortgage loans we have sold in a securitization transaction, we apply certain assumptions to estimate losses to determine the amount of non-cash gain on sale that we record at the closing of a securitization transaction. If actual loan losses exceed our estimated losses, we may be required to write down our residual interests which would decrease our earnings and decrease our net worth and the value of your investment. Higher than expected loan losses contributed to the write-downs of our residual interests of $27.0 million, $33.6 million and $77.5 million during the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Our mortgage loans are subject to higher risks of loss, which may decrease our earnings.

        Many of our mortgage loans in our securitization trusts were made to borrowers in lower credit grades. In addition, many of the mortgage loans in our securitization trusts have an adjustable interest rate feature. Both low credit grade mortgage loans and adjustable interest rate mortgage loans are more likely to result in a loss. Low credit grade mortgage loans are more likely to become delinquent and result in a foreclosure loss because the borrowers on these loans have a history of late payment or non-payment. Adjustable interest rate mortgage loans are more likely to become delinquent and result in a foreclosure loss because the borrower is qualified for the loan at a reduced interest rate and the amount of the payment in most cases will increase over time. If the payment amounts increase, borrowers may have difficulty making their payments. When loan loss rates are higher than we expected, our earnings can be hurt.

If the securitized mortgage loans that we service pay off faster than expected, our earnings will decrease.

        When we close a securitization transaction, we record the value of the residual interest asset based upon the present value of the excess spread that we expect to receive from the mortgage loans until they are repaid. In order to estimate the present value of the expected excess spread, we estimate (among other factors) how quickly the mortgage loans in the securitization transaction will pay off, which we call the prepayment rate. An increase in the actual rate the mortgage loans pay off would reduce the number of loans that we service in our securitization trusts and the income we earn from servicing. If the actual rate the mortgage loans pay off in our securitization trusts is higher than we expected, we are required to write-down the residual interest that we recorded when we closed the securitization transaction.

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

  •
  reduce our excess spread and the income recognized in a securitization; and

  •
  reduce the price paid for loans we made at lower interest rates in whole loan sales of mortgage loans.

        A decline in long-term or short-term interest rates could increase the prepayment rate. Any of these changes in interest rates could hurt our earnings.

Adverse changes in the securitization and whole loan market would hurt our financial performance.

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

        At June 30, 2002, 23.3% and 12.0% of the mortgage loans we serviced were collateralized by residential properties located in California and Florida, respectively. Because of these concentrations in California and Florida, declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgage loans, increase foreclosures and losses and hurt our earnings.

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

Our ability to make mortgage loans may be restricted by mortgage banking rules and regulations, which would hurt our earnings.

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

        At June 30, 2002, entities controlled by Capital Z beneficially owned senior preferred stock and 5.5% Convertible Subordinated Debentures due 2006 representing 48.5% of the combined voting power in the election of directors and 93.2% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members' terms expire Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies. Also because of its ownership percentage, Capital Z may unilaterally force the conversion into Common Stock of all shares of Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock or the Series D Convertible Preferred Stock.

Item 8. Financial Statements and Supplementary Data

        The following financial statements are attached to this report:

        Reports of Independent Auditors

        Consolidated Balance Sheets at June 30, 2002 and 2001

        Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of Registrant

        Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 2002 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation

        Information regarding executive compensation will appear in the proxy statement for the 2002 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2002 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 2002 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

  (b)
  The Company filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2002:

  (1)
  The Company filed a Current Report on Form 8-K on April 29, 2002 (dated March 31, 2002) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

  (2)
  The Company filed a Current Report on Form 8-K on April 30, 2002 (dated April 30, 2002) announcing its intent to refinance its outstanding 5.5% Convertible Subordinated Debentures due 2006 for 4.0% Convertible Subordinated Debentures due 2012 through an exchange offer.

  (3)
  The Company filed a Current Report on Form 8-K on May 3, 2002 (dated May 3, 2002) disclosing the results of certain negotiations with holders of its 9.125% Senior Notes due 2003.

  (4)
  The Company filed a Current Report on Form 8-K on May 15, 2002 (dated May 15, 2002) announcing the commencement of its offer to exchange its outstanding 5.5% Convertible Subordinated Debentures due 2006 for 4.0% Convertible Subordinated Debentures due 2012 through an exchange offer and disclosing the Company's quarterly results for the period ended March 31, 2002.

  (5)
  The Company filed a Current Report on Form 8-K on May 17, 2002 (dated April 30, 2002) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

  (6)
  The Company filed a Current Report on Form 8-K on June 14, 2002 (dated June 13, 2002) announcing the extension of its exchange offer.

  (7)
  The Company filed a Current Report on form 8-K on June 21, 2002 (dated June 21, 2002) announcing the extension of its exchange offer.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION (Registrant)
Dated: September 27, 2002	By:	/s/ A. JAY MEYERSON A. Jay Meyerson Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JENNE K. BRITELL Jenne K. Britell	Director	September 27, 2002
/s/ DAVID H. ELLIOTT David H. Elliott	Director	September 27, 2002
/s/ DANIEL C. LIEBER Daniel C. Lieber	Director	September 27, 2002
/s/ A. JAY MEYERSON A. Jay Meyerson	Director and Chief Executive Officer (Principal Executive Officer)	September 27, 2002
/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr.	Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)	September 27, 2002
/s/ ERIC C. RAHE Eric C. Rahe	Director	September 27, 2002
/s/ MANI A. SADEGHI Mani A. Sadeghi	Chairman of the Board and Director	September 27, 2002
/s/ ROBERT A. SPASS Robert A. Spass	Director	September 27, 2002
/s/ JOSEPH R. TOMEI Joseph R. Tomei	Director	September 27, 2002

/s/ JON D. VAN DEUREN Jon D. Van Deuren	Senior Vice President-Finance and Chief Accounting Officer (Principal Accounting Officer)	September 27, 2002
/s/ STEPHEN E. WALL Stephen E. Wall	Director	September 27, 2002

CERTIFICATIONS

I, A. Jay Meyerson, certify that:

        1.    I have reviewed this annual report on Form 10-K of Aames Financial Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ A. JAY MEYERSON A. Jay Meyerson Chief Executive Officer (Principal Executive Officer)

I, Ronald J. Nicolas, Jr., certify that:

        1.    I have reviewed this annual report on Form 10-K of Aames Financial Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ RONALD J. NICHOLAS, JR. Ronald J. Nicolas, Jr. Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Aames Financial Corporation

        We have audited the accompanying consolidated balance sheets of Aames Financial Corporation and subsidiaries (the Company) as of June 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aames Financial Corporation and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
August 30, 2002

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	June 30, 2001
ASSETS
Cash and cash equivalents	$17,391,000	$27,583,000
Loans held for sale, at lower of cost or market	462,068,000	417,164,000
Accounts receivable	61,276,000	71,052,000
Residual interests, at estimated fair value	197,297,000	237,838,000
Mortgage servicing rights, net	2,920,000	6,545,000
Equipment and improvements, net	10,936,000	11,076,000
Prepaid and other	14,710,000	14,139,000

Total assets	$766,598,000	$785,397,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$263,970,000	$269,720,000
Revolving warehouse and repurchase facilities	383,119,000	393,301,000
Accounts payable and accrued expenses	36,005,000	44,385,000
Accrued dividends on convertible preferred stock	37,763,000	23,975,000
Income taxes payable	8,556,000	8,131,000

Total liabilities	729,413,000	739,512,000

Commitments and contingencies (Note 12)
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized; none outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share; 61,230,000 shares authorized; 20,186,000 and 20,327,000 shares outstanding	20,000	20,000
Series D Convertible Preferred Stock, par value $0.001 per share; 108,566,000 shares authorized; 60,020,000 and 59,412,000 shares outstanding	60,000	59,000
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 6,482,000 and 6,264,000 shares outstanding	6,000	6,000
Additional paid-in capital	418,027,000	417,486,000
Retained deficit	(380,955,000)	(371,713,000)

Total stockholders' equity	37,185,000	45,885,000

Total liabilities and stockholders' equity	$766,598,000	$785,397,000

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2002	2001	2000
Revenue:
Gain on sale of loans	$95,530,000	$73,435,000	$48,098,000
Write-down of residual interests and mortgage servicing rights	(27,000,000)	(33,600,000)	(82,490,000)
Origination fees	55,986,000	47,430,000	37,951,000
Loan servicing	12,462,000	14,989,000	15,654,000
Interest	83,161,000	86,477,000	94,569,000

Total revenue, including write-down of residual interests and mortgage servicing rights	220,139,000	188,731,000	113,782,000

Expenses:
Personnel	114,800,000	98,404,000	93,239,000
Production	21,322,000	19,034,000	26,718,000
General and administrative	38,995,000	49,044,000	58,489,000
Interest	37,389,000	50,884,000	52,339,000
Provision for uncollectible receivables	—	—	2,000,000

Total expenses	212,506,000	217,366,000	232,785,000

Income (loss) before income taxes	7,633,000	(28,635,000)	(119,003,000)
Provision for income taxes	3,087,000	1,889,000	3,369,000

Net income (loss)	$4,546,000	$(30,524,000)	$(122,372,000)

Basic and diluted net loss to common stockholders	$(9,242,000)	$(44,445,000)	$(130,498,000)

Net loss per common share:
Basic	$(1.45)	$(7.11)	$(21.02)

Diluted	$(1.45)	$(7.11)	$(21.02)

Dividends per common share	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	6,394,000	6,251,000	6,209,000

Diluted	6,394,000	6,251,000	6,209,000

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
At June 30 1999	$27,000	$15,000	$—	$6,000	$342,278,000	$(196,770,000)	$145,556,000
Issuance of Common Stock	—	—	—	—	2,000	—	2,000
Issuance of Series C Convertible Preferred Stock	—	46,000	—	—	59,372,000	—	59,418,000
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(8,126,000)	(8,126,000)
Net loss	—	—	—	—	—	(122,372,000)	(122,372,000)

At June 30, 2000	27,000	61,000	—	6,000	401,652,000	(327,268,000)	74,478,000
Issuance of Series C Convertible Preferred Stock	—	—	—	—	898,000	—	898,000
Cancellation of Series C Convertible Preferred Stock	—	(41,000)	—	—	(34,639,000)	—	(34,680,000)
Issuance of Series D Convertible Preferred Stock	—	—	59,000	—	49,575,000	—	49,634,000
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(13,921,000)	(13,921,000)
Net loss	—	—	—	—	—	(30,524,000)	(30,524,000)

At June 30, 2001	27,000	20,000	59,000	6,000	417,486,000	(371,713,000)	45,885,000
Issuance of Series D Convertible Preferred Stock	—	—	1,000	—	541,000	—	542,000
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(13,788,000)	(13,788,000)
Net income	—	—	—	—	—	4,546,000	4,546,000

At June 30, 2002	27,000	20,000	60,000	6,000	418,027,000	(380,955,000)	37,185,000

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2002	2001	2000
Operating activities:
Net income (loss)	$4,546,000	$(30,524,000)	$(122,372,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,332,000	4,494,000	5,637,000
Gain on sale of loans	—	—	(34,596,000)
Write-down of residual interests	27,000,000	33,600,000	77,490,000
Accretion of residual interests	(32,457,000)	(41,029,000)	(50,692,000)
Mortgage servicing rights originated	—	—	(5,175,000)
Mortgage servicing rights amortized	3,625,000	5,801,000	8,757,000
Mortgage servicing rights charged-off	—	—	5,000,000
Changes in assets and liabilities:
Loans held for sale originated or purchased	(3,242,509,000)	(2,371,630,000)	(2,079,278,000)
Proceeds from sale of loans held for sale	3,197,605,000	2,353,387,000	2,240,226,000
(Increase) decrease in:
Accounts receivable	9,776,000	(18,339,000)	4,251,000
Residual interests	45,998,000	60,547,000	49,169,000
Prepaid and other	(571,000)	588,000	286,000
Income tax refund receivable	—	—	1,737,000
Increase (decrease) in:
Accounts payable and accrued expenses	(8,380,000)	(2,546,000)	(1,646,000)
Income taxes payable	425,000	(285,000)	597,000

Net cash provided by (used in) operating activities	9,390,000	(5,936,000)	99,391,000

Investing activities:
Purchases of equipment and improvements	(4,192,000)	(5,048,000)	(2,664,000)
Financing activities:
Net proceeds from issuance of convertible preferred stock	542,000	15,852,000	59,418,000
Proceeds from sale of common stock or exercise of options	—	—	2,000
Reductions in borrowings	(5,750,000)	(5,750,000)	(5,750,000)
Net proceeds from (reductions in) revolving warehouse and repurchase facilities	(10,182,000)	18,286,000	(160,982,000)

Net cash provided by (used in) financing activities	(15,390,000)	28,388,000	(107,312,000)

Net increase (decrease) in cash and cash equivalents	(10,192,000)	17,404,000	(10,585,000)
Cash and cash equivalents at beginning of period	27,583,000	10,179,000	20,764,000

Cash and cash equivalents at end of period	$17,391,000	$27,583,000	$10,179,000

Supplemental disclosures:
Interest paid	$37,979,000	$51,585,000	$53,392,000
Income taxes paid	$2,626,000	$791,000	$1,028,000

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

General

        Aames Financial Corporation (the "Company" or "Aames") operates in a single industry segment as a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, selling, and servicing home equity mortgages collateralized by single family residences. The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. Loans originated by the Company are extended on the basis of the equity in the borrower's property and the creditworthiness of the borrower.

        At June 30, 2002, Aames operated 98 retail branch offices, four traditional regional broker offices and two National Loan Centers throughout the United States. The Company originates mortgage loans on a nationwide basis through its retail and broker production channels. During the years ended June 30, 2002 and 2001, the Company originated $3.2 billion and $2.4 billion of mortgage loans, respectively. During the years ended June 30, 2002 and 2001, the Company sold and securitized $3.2 billion and $2.3 billion of mortgage loans, respectively. The aggregate outstanding balance of mortgage loans serviced by the Company was $2.3 billion and $2.7 billion at June 30, 2002 and 2001, respectively, which includes $991.0 million and $722.1 million at June 30, 2002 and 2001, respectively, of loans serviced on an interim basis and $125.0 million and $184.0 million of mortgage loans at June 30, 2002 and 2001, respectively, serviced for the Company by unaffiliated subservicers under subservicing agreements.

        At June 30, 2002, Specialty Finance Partners ("SFP"), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") owned preferred stock and 5.5% Convertible Subordinated Debentures due 2006 representing 48.5% of the Company's combined voting power in the election of directors and approximately 93.2% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

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

Accounts Receivable

        Accounts receivable consists primarily of interest and servicing advances to securitization trusts. Accounts receivable also includes cash distributions receivable from securitization trusts, servicing and late fees receivable, accrued interest and other miscellaneous receivables. Miscellaneous receivables include the Company's limited partnership interest in a partnership created for monetizing advances made to securitization trusts.

        In its capacity as servicer of loans in the securitization trusts, the Company is required to advance the interest due to the bondholders of the securitization trusts when delinquent borrowers fail to make timely payments on their mortgage loans. The Company is also required to advance to the securitization trusts foreclosure-related expenses and delinquent real estate taxes and property insurance on loans in the securitization trusts. In its capacity as servicer of the loans in the securitization trusts, the Company is not required to make advances which would not be expected to be recoverable from the securitization trusts. The Company records interest advances and servicing advances as accounts receivable on its consolidated balance sheets at the time the cash advance is made and until recovered. The Company, as servicer, is entitled to recover these advances from regular monthly cash flows from the securitization trusts, including monthly payments, loan pay-offs and liquidation proceeds from the sale of real estate collateral underlying the mortgage loan if the properties are foreclosed upon and sold. The Company periodically evaluates the realizability of its interest and servicing advances and other accounts receivable, and charges income for amounts deemed uncollectible. As a means of improving its liquidity, the Company has entered into agreements with unaffiliated third parties pursuant to which they made certain, but not all, of the servicing advances directly to the securitization trusts. Additionally, as a means of recovering interest and servicing advances made by the Company prior to the time borrowers remit their payments or the mortgaged property is foreclosed upon and sold, from time to time, the Company may sell its interest and servicing advances.

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

        The Company records a sale of loans and the resulting gain on sale of loans when it surrenders control over the loans to a buyer (the "transferee"). Control is surrendered when (i) the loans are isolated from the Company, put presumptively beyond the reach of the Company and its creditors, even in a bankruptcy or other receivership, (ii) either the transferee has the unconstrained right to pledge or exchange the loans or the transferee is a qualifying special purpose entity and the beneficial interest holders in the qualifying special purpose entity have the unconstrained right to pledge or exchange the beneficial interests, and (iii) the Company does not maintain effective control over the loans through an agreement that entitles and obligates the Company to repurchase or redeem the loans before their maturity or through an agreement that unilaterally entitles the Company to repurchase or redeem the loans.

        The Company sells its loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights (including mortgage servicing rights) to the loans, without recourse to the Company except for standard representations and warranties. Gains and losses on whole loan sales are recognized when the Company surrenders control over the loans (generally on the settlement date) based upon the difference between the proceeds received and the net carrying amount of the loans.

        In a securitization, the Company conveys loans to a separate entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans originated) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated future cash flows based upon the expected timing that the estimated future cash flows would be released from the securitization trusts to the Company, i.e., the "cash out" method for residual interest valuation. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

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

        On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. The Company may adjust the residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon (i) the actual performance of the Company's residual interests as compared to the Company's key assumptions and estimates used to determine fair value and (ii) changes in assumptions and estimates. Although management believes that the assumptions to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

        During the years ended June 30, 2002 and 2001, the Company sold or securitized mortgages on a servicing released basis; therefore, the Company did not capitalize mortgage servicing rights.

        Prior to June 30, 2000, the Company capitalized mortgage servicing rights based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. Mortgage servicing rights are amortized in proportion to and over the period of estimated future servicing income.

        The Company periodically reviews its mortgage servicing rights for impairment, based on estimated fair value. The Company determines fair value based on the present value of estimated future net cash flows. In estimating future net cash flows, the Company determines future servicing revenues less future servicing expenses over the expected life of the loans. Servicing revenues include contractual servicing fees and other ancillary income such as prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses include an estimate for the cost to carry advances to the securitization trusts, based on the amount of advances which have been made, advances that are expected to be made and the period of time that the advances are expected to be outstanding. The Company uses a 15% discount rate to calculate the present value of the estimated future net cash flows. At June 30, 2002 and 2001, there were no valuation allowances on mortgage servicing rights.

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

Risk Management, Derivative Instruments and Hedging Activities

        The Company's earnings may be directly affected by the level of and fluctuation in interest rates in the securitization trusts. No derivative financial instruments were in place at and during the year ended June 30, 2002 and 2001 applicable to the securitization trusts.

        From time to time, the Company uses hedge products to mitigate interest rate exposure to its inventory and pipeline of fixed rate loans. The Company has utilized hedge products that included forward interest rate swap agreements and other hedging activities. The use, amount and term of derivative financial instruments are determined by members of the Company's senior management.

        Commencing July 1, 2000, derivative financial instruments are recorded at fair value on the Company's consolidated balance sheet. The Company records the fair value of any derivatives in accounts receivable or accounts payable and accrued expenses or in separate asset or liability line items, as the case may be, depending on materiality considerations. The Company's derivative financial instruments are not designated, and do not qualify, as accounting hedges. Therefore, changes in the fair value of the derivative financial instruments are recorded currently in operations as realized or incurred.

Reclassifications

        Certain amounts related to 2001 and 2000 have been reclassified to conform to the 2002 presentation.

Note 2. Cash and Cash Equivalents and Cash Held in Trust

        At June 30, 2002 and 2001, the Company had corporate cash and cash equivalents available of $17.4 million and $27.6 million, respectively, none of which were restricted. There were no overnight investments at June 30, 2002 and cash and cash equivalents included $18.9 million of overnight investments at June 30, 2001.

        The Company services mortgage loans in securitization trusts and services mortgage loans on an interim basis, which consist of loans held for sale and loans subserviced for others. In such capacity, certain funds are collected from borrowers and placed in segregated trust accounts which totaled $51.6 million and $74.6 million at June 30, 2002 and 2001, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheets.

Note 3. Loans Held for Sale

        The following summarizes the composition of the Company's loans held for sale by interest rate type at June 30, 2002 and 2001:

	June 30,
	2002	2001
Fixed rate mortgages	$207,458,000	$146,569,000
Adjustable rate mortgages	254,610,000	270,595,000

Loans held for sale	$462,068,000	$417,164,000

Note 4. Accounts Receivable

        At June 30, 2002 and 2001, accounts receivable were comprised of the following:

	June 30,
	2002	2001
Interest and servicing advances	$47,350,000	$51,552,000
Servicing and late fees	4,103,000	5,246,000
Cash due from CZI under Residual Facility	—	4,847,000
Cash due from securitization trusts	3,472,000	3,532,000
Accrued interest and other	6,351,000	5,875,000

Accounts receivable	$61,276,000	$71,052,000

        During the year ended June 30, 2001, the Company entered into an arrangement with an investment bank pursuant to which the investment bank purchased certain cumulative advances and undertook the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitized pools. As a result of this sale, the Company received approximately $10.0 million in cash.

        The Company's arrangements with the investment bank used to monetize advances expired in June 2002.

Note 5. Residual Interests

        The activity in the residual interests during the years ended June 30, 2002 and 2001 is summarized as follows:

	Year Ended June 30,
	2002	2001
Residual interests, at beginning of year	$237,838,000	$290,956,000
Accretion	32,457,000	41,029,000
Cash received from trusts	(45,998,000)	(60,547,000)
Write-down of residual interests	(27,000,000)	(33,600,000)

Residual interests, at end of year	$197,297,000	$237,838,000

        The Company sold to CZI for $16.4 million and $45.1 million of cash the residual interests created in the $585.0 million and $1.2 billion of securitizations which closed during the years ended June 30, 2002 and 2001, respectively. The Company has not retained any interest in such residual interests sold to CZI.

        The actual performance of the Company's residual interests as compared to the key assumptions and estimates used to evaluate their carrying value resulted in write-downs to the residual interests of $27.0 million, $33.6 million and $77.5 million during the years ended June 30, 2002, 2001 and 2000, respectively. The $27.0 million write-down recorded during the year ended June 30, 2002 primarily reflected the Company's unfavorable assessment of actual credit loss and delinquency experience of certain loans in the securitization trusts as compared to credit loss and delinquency assumptions. The $33.6 million write-down recorded during the year ended June 30, 2001 reflected the Company's unfavorable assessment of actual credit loss and delinquency experience of certain mortgage loans in the securitization trusts as compared to actual credit loss and delinquency assumptions. The $77.5 million write-down recorded during the year ended June 30, 2000 was comprised of unfavorable adjustments of $86.3 million recorded in light of higher than expected actual credit loss experience as compared to credit loss assumptions and an unfavorable $12.3 million adjustment due to the effects of rising interest rates on excess spreads, which were offset by a favorable $21.1 million adjustment due to actual prepayment rate trends compared to prepayment rate assumptions.

        The following table summarizes certain information about the securitization trusts in which the Company has retained a residual interest at June 30, 2002 and 2001 (dollars in thousands):

	June 30,
	2002	2001
Aggregate principal balance of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	1,316,956	1,998,650
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	1,141,805	1,795,278
Weighted average coupon rates of outstanding:
Securitized loans	10.26%	11.28%
Pass-through certificates or bonds	5.53%	6.14%

        In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount and subsequently deposits a portion of the excess spread collected on the related loans. At June 30, 2002 and 2001, the securitization trusts in which the Company has retained a residual interest include overcollateralization of approximately $175.2 million and $203.4 million, respectively. These overcollateralization amounts are subject to increase, as specified in the related securitization documents.

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

        Certain historical data and key assumptions and estimates used by the Company in its June 30, 2002 and 2001 reviews of the residual interests it has retained were the following:

	June 30,
	2002	2001
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans
Fixed rate loans	29.4%	20.5%
Adjustable rate loans	37.6%	39.2%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	22.3% to 34.4%	22.3% to 29.5%
Adjustable rate loans	13.8% to 41.0%	37.2% to 46.9%
Estimated weighted average life of securitized loans	3.7 years	3.1 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.7%	3.9%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	0.8%	1.4%
Total actual and estimated prospective credit losses, as a percentage of original principal balances of securitized loans	5.5%	5.3%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$385,372	$368,479
Weighted average discount rate	13.4%	15.0%

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

        At June 30, 2002 and 2001, the total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans in securitization trusts in which the Company has retained a residual interest were as follows:

	Actual and Estimated Prospective Credit Losses(1) at June 30,
Mortgage Loans Securitized In:
	2002	2001
1999	5.4%	4.3%
1998	6.5	5.6
1997	5.6	5.2
1996	6.2	6.0
1995	7.1	6.7

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

        The table below illustrates the resulting hypothetical fair values of the Company's residual interests at June 30, 2002 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

Prepayment speed assumption:
Fair value after:
Impact of a +10% change	$192,354
Impact of a +20% change	187,003
Credit loss assumption:
Fair value after:
Impact of a +10% change	193,428
Impact of a +20% change	188,704
Residual interest cash flows discount rate:
Fair value after:
Impact of a +10% change	188,581
Impact of a +20% change	179,187
Interest rate on adjustable mortgage loans:
Fair value after:
Impact of a +10% change	198,144
Impact of a +20% change	198,092

        These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution. The changes in the assumptions regarding prepayments and credit losses were applied to the cash flows of the mortgage loans underlying the retained interests. Changes in assumptions regarding discount rate were applied to the cash flows of the securitization trusts. Generally, changes in fair value based upon a change in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The change in one assumption was calculated without changing any other assumptions. In reality, changes in one assumption may result in changes in others which may magnify or offset the sensitivities. For example, changes in market interest rates may simultaneously impact the prepayment, credit loss and the discount rate assumptions.

        The table below summarizes cash flows received from (paid to) securitization trusts during the years ended June 30, 2002 and 2001:

	Year Ended June 30,
	2002	2001
Proceeds from new securitizations	$584,964,000	$1,227,023,000
Servicing fees received	6,600,000	10,416,000
Purchases of delinquent and foreclosed loans	(10,421,000)	(4,049,000)
Interest and servicing advances made	(30,872,000)	(55,053,000)
Interest and servicing advances collected	35,074,000	25,350,000
Cash received from CZI from sales of residual interests	16,400,000	45,100,000
Proceeds from sale of advances	—	10,000,000

        At June 30, 2002, the principal balance of loans past due 90 days or more in loans held for sale and in the securitization trusts were $10.4 million and $168.2 million, respectively. At June 30, 2001, the principal balance of loans past due 90 days or more in loans held for sale and in the securitization trusts were $10.1 million and $232.6 million, respectively. During the years ended June 30, 2002 and 2001, the Company charged-off $4.4 million and $2.0 million of loans held for sale, respectively, and net losses on liquidations of mortgage loans in the securitization trusts were $63.0 million and $89.8 million, respectively, which includes the net losses on the purchase amount of delinquent and foreclosed loans.

        During the years ended June 30, 2002, 2001 and 2000, the Company sold $585.0 million, $1.2 billion and $803.6 million, respectively, of mortgage loans in securitization transactions. All of the residual interests created in the securitization transactions which closed during the years ended June 30, 2002 and 2001 were sold to CZI for $16.4 million and $45.1 million of cash, respectively. The Company retained the residual interests created in the securitizations which closed during the year ended June 30, 2000 and prior thereto.

        Key assumptions and estimates used by the Company in measuring the residual interests at the date of securitization resulting from securitizations completed during the years ended June 30, 2002 and 2001 were as follows:

	Year ended June 30,
	2002	2001
Prepayments:
Estimated annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	25.2% to 31.5%	27.1% to 30.0%
Adjustable rate loans	40.1% to 55.5%	39.9% to 42.6%
Estimated weighted average life of securitized loans	3.4 years	2.6 years
Credit losses:
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	3.7%	3.0%
Total estimated prospective credit losses (dollars in thousands)	$21,736	$36,978
Discount rate	15.0%	15.0%

Note 6. Residual Forward Sale Facility

        On August 31, 2000, the Company entered into a Residual Forward Sale Facility (the "Residual Facility") with Capital Z Investments, L.P., a Bermuda partnership ("CZI"), an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) September 30, 2002, (ii) the full utilization of the $75.0 million Residual Facility amount, or (iii) a termination event, as defined in the Residual Facility. The Company is in discussions with CZI to extend the Facility, however, there can be no assurance that the Residual Facility will be renewed beyond its expiration.

        During the years ended June 30, 2002 and 2001, the Company securitized $585.0 million and $1.2 billion of mortgage loans, respectively, and sold for $16.4 million and $45.1 million of cash the residual interests, respectively, created therein to CZI under the Residual Facility. Included in accounts receivable at June 30, 2001 was $4.8 million due to the Company from CZI all of which was received subsequent to June 30, 2001.

        At June 30, 2002, the available capacity remaining for future use under the Residual Facility was $13.5 million.

        In connection with obtaining the Residual Facility, the Company paid a facility fee of $3.0 million to CZI. Other costs capitalized in connection with obtaining the Residual Facility were $300,000. These costs were capitalized and are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the year ended June 30, 2002 and 2001, amortization charged to gain on sale of loans was $0.5 million and $1.9 million, respectively, of which $0.5 million and $1.7 million, respectively, relates to the Facility fee paid to CZI. At June 30, 2002, remaining unamortized costs relating to the Residual Facility were $0.9 million of which $0.8 million related to the remaining unamortized facility fee paid to CZI and are included in prepaid and other assets in the accompanying condensed consolidated balance sheet.

Note 7. Mortgage Servicing Rights, Net

        The activity in mortgage servicing rights during the years ended June 30, 2002 and 2001 is summarized as follows:

	June 30,
	2002	2001
Mortgage servicing rights, net, at beginning of year.	$6,545,000	$12,346,000
Amortization of mortgage servicing rights	(3,625,000)	(5,801,000)

Mortgage servicing rights, net, at end of year	$2,920,000	$6,545,000

        The mortgage servicing rights are amortized over the estimated lives of the loans to which they relate.

Note 8. Equipment and Improvements, Net

        Equipment and improvements, net, consisted of the following at June 30, 2002 and 2001:

	June 30,
	2002	2001
Computer hardware	$13,009,000	$16,082,000
Furniture and fixtures	9,133,000	8,632,000
Computer software	13,599,000	7,972,000
Leasehold improvements	2,913,000	2,378,000

Total	38,654,000	35,064,000
Accumulated depreciation and amortization	(27,718,000)	(23,988,000)

Equipment and improvements, net	$10,936,000	$11,076,000

Note 9. Borrowings

      Amounts outstanding on borrowings consisted of the following at June 30, 2002 and 2001:

	June 30,
	2002	2001
9.125% Senior Notes due November 2003, guaranteed by each of the restricted subsidiaries (as defined in the Indenture) of the Company	$150,000,000	$150,000,000
5.5% Convertible Subordinated Debentures due March 2006, convertible into approximately 1.5 million shares of common stock at $78.15 per share. The 5.5% Convertible Subordinated Debentures are subordinate to all existing and future senior indebtedness (as defined in the Indenture) of the Company	113,970,000	113,970,000
10.5% Senior Notes due 2002	—	5,750,000

Borrowings	$263,970,000	$269,720,000

Note 9. Borrowings (Continued)

        The 10.5% Senior Notes due 2002 were fully extinguished upon the final principal payment of $5,750,000 made by the Company on February 1, 2002.

        Maturities on amounts outstanding on borrowings are as follows:

Fiscal Years Ended June 30,
2003	$—
2004	150,000,000
2005	—
2006	113,970,000

Total borrowings	$263,970,000

        At June 30, 2002 and 2001, the Company had unamortized debt issuance costs of $2.2 million and $3.4 million, respectively, related to the initial issuance of amounts outstanding under borrowings. Unamortized debt issuance costs are included in prepaid and other assets in the accompanying consolidated balance sheets and are amortized to expense over the terms of the related debt issuances.

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

        On May 15, 2002, the Company commenced a refinancing of its outstanding 5.5% Convertible Subordinated Debentures due 2006 (the "Existing Debentures") by means of an offer to exchange (the "Exchange Offer") the Company's to be issued 4.0% Convertible Subordinated Debentures due 2012 (the "New Debentures") for any and all of its outstanding Existing Debentures. The terms of the Exchange Offer are set forth in an offering memorandum, amendments to the offering memorandum, a letter of transmittal and offering supplements filed previously with the United States Securities and Exchange Commission and incorporated into this Form 10-K by reference. As of August 30, 2002 the Company has received tenders of Existing Debentures from holders of approximately $42.7 million principal amount, or approximately 37.5% of the outstanding Existing Debentures. The Exchange Offer is scheduled to expire Friday, October 4, 2002.

Note 10. Revolving Warehouse and Repurchase Facilities

        Amounts outstanding under committed revolving warehouse and repurchase facilities consisted of the following at June 30, 2002 and 2001:

	June 30,
	2002	2001
Warehouse facility from an investment bank, collateralized by loans held for sale:
At June 30, 2002:
$300.0 million facility, expires March 20, 2003; bears interest at 0.95% to 1.75% over one month LIBOR, depending on collateral	$144,568,000	$—
At June 30, 2001:
$300.0 million facility; expired March 21, 2002; bore interest at 1.0% to 1.75% over one month LIBOR; depending on collateral; included $9.7 million outstanding under a non-revolving $35.0 million subline(1)	—	207,395,000
Repurchase facility from an investment bank, collateralized by loans held for sale:
At June 30, 2002:
$300.0 million facility, expires November 16, 2002; generally bears interest at 0.9% to 1.5% over one month LIBOR, depending on collateral	117,233,000	—
At June 30, 2001:
$300.0 million facility; expired October 26, 2001; generally bore interest at 0.9% to 1.5% over one month LIBOR, depending on collateral	—	65,566,000
Repurchase facility from an investment bank, collateralized by loans held for sale:
At June 30, 2002:
$200.0 million facility; expired July 31, 2002(2); bears interest at 1.0% to 1.75% over one month LIBOR, depending on document status	121,318,000	—
At June 30, 2001:
$200.0 million facility; expired June 30, 2002; bore interest at 1.0% to 1.75% over one month LIBOR, depending on document status	—	120,340,000

Amounts outstanding under revolving warehouse and repurchase facilities	$383,119,000	$393,301,000

(1)
The subline was collateralized by certain residual interests of the Company, bore interest at 3.75% over one month LIBOR and was repaid in entirety on December 31, 2001. The previously pledged residual assets collateralizing the subline were returned to the Company.

(2)
Prior to June 30, 2002, this $200.0 million repurchase facility was extended to July 31, 2002, at which time it was renewed with the committed facility amount increased to $300.0 million and with a new expiration date of July 30, 2003.

        The Company utilizes revolving warehouse and repurchase facilities to finance the origination of mortgage loans prior to sale or securitization. At June 30, 2002 and 2001, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $800.0 million and $790.3 million (net of $9.7 million outstanding on a $35.0 million non-revolving subline), respectively. Revolving warehouse and repurchase facilities typically have a term of less than one year and are designated to fund mortgage loans originated within specified underwriting guidelines. All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders' equity, leverage and net income levels. Additionally, some of the Company's revolving warehouse and repurchase facilities fund less than 100% of the principal balance of the mortgage loans financed requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans. The majority of the mortgage loans originated under the facilities remain in the facilities for a period generally of up to 90 days at which point they are securitized or sold to institutional investors.

        At June 30, 2002 and 2001, one month LIBOR was 1.84% and 3.86%, respectively.

        The weighted-average interest rates on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2002 and 2001 were approximately 2.90% and 4.99%, respectively. During the year ended June 30, 2002, the average amount of borrowings under revolving warehouse and repurchase facilities was $487.6 million and the maximum outstanding under such facilities at any one time during the year ended June 30, 2002 was $661.5 million.

        At June 30, 2002 and 2001, included in prepaid and other assets in the accompanying consolidated balance sheet were $1.0 million and $2.0 million, respectively, of deferred commitment fees relating to the Company's revolving warehouse and repurchase facilities remaining to be amortized to expense over their respective remaining terms.

Note 11. Income Taxes

        The provision for income taxes consisted of the following for the years ended June 30, 2002, 2001 and 2000:

	June 30,
	2002	2001	2000
Current:
Federal	$2,867,000	$1,400,000	$2,200,000
State	220,000	489,000	572,000

	3,087,000	1,889,000	2,772,000

Deferred:
Federal	—	—	597,000
State	—	—	—

	—	—	597,000

Total	$3,087,000	$1,889,000	$3,369,000

        Current and deferred taxes payable were comprised of the following at June 30, 2002 and 2001:

	June 30,
	2002	2001
Current taxes payable:
Federal	$1,487,000	$1,199,000
State	937,000	800,000

	2,424,000	1,999,000

Deferred taxes payable:
Federal	6,132,000	6,132,000
State	—	—

Total	$8,556,000	$8,131,000

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following at June 30, 2002 and 2001:

	June 30,
	2002	2001
Deferred tax assets:
Residual interests	(65,288,000)	(71,208,000)
Net operating loss carry forward	(89,543,000)	(86,517,000)
Other	(—)	(2,894,000)

Total gross deferred tax assets	(154,831,000)	(160,619,000)
Tax valuation allowance	144,283,000	150,156,000

Deferred tax liabilities:
Mark-to-market	$6,329,000	$6,979,000
State taxes	9,176,000	9,616,000
Other	1,175,000	—

Total gross deferred tax liabilities	16,680,000	16,595,000

Net deferred tax liabilities	$6,132,000	$6,132,000

        The estimated effective tax rates for the years ended June 30, 2002, 2001 and 2000 were as follows:

	2002
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax provision			$3,087,000
Income before income taxes			7,633,000
Effective tax rate			40.4%

Federal statutory rate			35.0%
Tax valuation allowance	$879,000	$360,000	4.7
Other, net	127,000	52,000.7

			40.4%

	2001
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax provision			$1,889,000
Loss before income taxes			(28,635,000)
Effective tax rate			6.6%

Federal statutory rate			(35.0)%
Tax valuation allowance	$29,560,000	$12,394,000	43.3
Other, net	117,000	49,000	(1.7)

			6.6%

	2000
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax provision			$3,369,000
Loss before income taxes			(119,003,000)
Effective tax rate			2.8%

Federal statutory rate			(35.0)%
State pre-tax after permanent difference	$(11,334,000)	$(7,378,000)	(6.2)
Tax valuation allowance	126,512,000	52,123,000	43.8
Other, net	200,000	130,000.2

			2.8%

        The investment in the Company by Capital Z resulted in a change of control for income tax purposes thereby potentially limiting the Company's ability to utilize net operating loss carry forwards and certain other future deductions.

        The Company's residual interest in real estate mortgage investment conduits ("REMIC") creates excess inclusion income for tax purposes which may give rise to a current income tax liability. Available loss carry forwards and operating losses may not reduce taxable income below excess inclusion income earned from the REMIC.

Note 12. Commitments and Contingencies

Operating Leases

        The Company leases office space under operating leases expiring at various dates through February 2012. Total rent expense related to such operating leases amounted to $8.5 million, $8.8 million and $9.7 million during the years ended June 30, 2002, 2001 and 2000, respectively. During the years ended June 30, 2002 and 2001, sublease receipts were $1.0 million and $83,000, respectively, and sublease related discount amortization was $266,000 and $67,500, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined).

        At June 30, 2002, future minimum rental payments required under non-cancelable operating leases and minimum receipts under subleases that have initial or remaining terms in excess of one year are as follows:

	Minimum Rental Payments	Minimum Sublease Receipts	Net Minimum Rental Payments
2003	$9,938,000	$1,383,000	$8,555,000
2004	6,758,000	1,371,000	5,387,000
2005	5,187,000	1,417,000	3,770,000
2006	4,120,000	1,280,000	2,840,000
2007	4,013,000	868,000	3,145,000
Thereafter	18,911,000	4,122,000	14,789,000

	$48,927,000	$10,441,000	$38,486,000

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

        The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the prior four years. Plaintiffs allege various state law claims premised on their contention that the Company routinely "upcharges" third party fees and underdiscloses annual percentage rates. On April 26, 2002, Plaintiffs filed a third amended complaint limiting the purported class to California borrowers and asserting claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under California law and/or that the Company failed to properly disclose the nature of a yield spread premium. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. The Company has answered the amended complaint, again asserting various affirmative defenses. The court has set December 2, 2002 as the date upon which it will consider Plaintiffs' motion to certify a class. No trial has been set.

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

        Wilmington Trust Company, as successor indenture trustee with respect to the Company's 9.125% Senior notes due 2003 (the "Senior Notes"), brought an action against the Company seeking to prevent the Company from consummating its offer to exchange all outstanding 5.5% Convertible Subordinated Debentures due 2006 for newly issued 4.0% Convertible Subordinated Debentures due 2012 (the "Exchange Offer"). On June 20, 2002, the Supreme Court of the State of New York heard oral arguments relating to Wilmington Trust Company's request for an order preliminarily enjoining the Company from proceeding with the Exchange Offer. On July 1, 2002, the court denied Wilmington Trust Company's request. On July 12, 2002, the Company filed a motion to dismiss Wilmington Trust Company's complaint. On August 1, 2002, Wilmington Trust Company filed an amended complaint seeking a declaratory judgment that if the Company were to proceed with the Exchange Offer an event of default would exist under the indenture governing the Senior Notes. On August 14, 2002, the Company filed a motion to dismiss the amended complaint and request a declaratory judgment that the Exchange Offer would not constitute an event of default under the indenture governing the Senior Notes. Trial is currently set for December 3, 2002. The Company believes the Wilmington Trust Company's suit is without merit and intends to vigorously defend itself.

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

Note 13. Fair Value of Financial Instruments

        The following disclosures of the estimated fair value of financial instruments as of June 30, 2002 and 2001 are made by the Company using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

        The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2002		June 30, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$17,391,000	$17,391,000	$27,583,000	$27,583,000
Loans held for sale, at lower of cost or market	462,068,000	474,048,000	417,164,000	427,627,000
Accounts receivable	61,276,000	61,276,000	71,052,000	71,052,000
Residual interests, at estimated fair value	197,297,000	197,297,000	237,838,000	237,838,000
Mortgage servicing rights, net	2,920,000	2,920,000	6,545,000	6,545,000
Borrowings	263,970,000	152,573,000	269,720,000	118,354,000
Revolving warehouse and repurchase facilities	383,119,000	383,119,000	393,301,000	393,301,000
Forward interest rate swap agreements	(394,000)	(394,000)	-0-	-0-

        The fair value estimates as of June 30, 2002 and 2001 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

  •
  Borrowings are based on the quoted market prices for the issues.

  •
  Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value.

  •
  Forward interest rate swap agreements are based on quoted market prices.

Note 14. Employee Benefit Plans

401(k) Retirement Savings Plan

        The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees' elected salary deferrals. Effective January 1, 2001, the Company began contributing to the plan on a matching basis, however, the Company's contribution remains at its option. Under the match, the Company's contributions are made based upon 50% of an employee's contribution up to a maximum of 6% of an employee's salary. Prior thereto, employer contributions were determined at the beginning of the plan year at the option of the Company. Contributions made to the Plan by the Company during the years ended June 30, 2002, 2001 and 2000 were $1.0 million, $558,000 and $321,000, respectively.

Stock-Based Compensation

        The Company's Board of Directors adopted the Aames Financial Corporation Stock Option Plan (the "1999 Plan") as of February 10, 1999, as amended, which was subsequently approved by the stockholders during the year ended June 30, 2000. The 1999 Plan supercedes the Company's 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. The 1999 Plan provides for the issuance of options to purchase shares of the Company's common stock to officers, key executives and consultants of the Company. Under the 1999 Plan, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The exercise price is based on the 20-day average closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. Subject to adjustment for stock splits, stock dividends and other similar events at June 30, 2002 there were 2,922,401 shares reserved for issuance under the 1999 Plan.

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

        A summary of the Company's stock option plans and arrangements as of June 30, 2002, 2001 and 2000 and changes during the years then ended are as follows:

	Option Shares	Option Price Range
2002
Outstanding at beginning of year	13,246,906	$0.85-147.90
Granted	3,334,678	0.73-1.28
Exercised	—	—
Forfeited	(2,284,918)	0.85-144.60

Outstanding at end of year	14,296,666	$0.73-147.90

2001
Outstanding at beginning of year	3,128,779	$1.00-147.90
Granted	11,990,817	0.85-1.60
Exercised	—	—
Forfeited	(1,872,690)	0.85-144.60

Outstanding at end of year	13,246,906	$0.85-147.90

2000
Outstanding at beginning of year	1,005,100	$0.95-147.90
Granted	2,873,078	3.95-5.00
Exercised	(5,797)	1.00-1.00
Forfeited	(743,602)	1.00-144.60

Outstanding at end of year	3,128,779	$1.00-147.90

        The number of options exercisable at June 30, 2002 and 2001, were 4,738,930 and 3,162,238, respectively. The weighted-average fair value of options granted during the years ended 2002 and 2001 was $0.42 and $0.71, respectively.

        The following table summarizes additional information about the Company's options outstanding and exercisable at June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.73– 1.00	9,917,080	8.6	$ 0.85	3,423,697	$ 0.85
$1.11– 1.60	2,621,493	8.4	1.21	1,072,608	1.21
$5.00– 5.00	1,607,198	7.4	5.00	105,300	5.00
$15.20– 19.45	3,668	2.5	18.57	3,668	18.57
$39.70– 59.05	8,442	3.1	39.88	8,442	39.88
$65.00– 71.55	119,060	5.5	66.99	106,740	67.00
$119.60–147.90	19,725	4.4	135.79	18,475	135.94

$0.73–147.90	14,296,666	8.4	$ 2.14	4,738,930	$ 3.12

        The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share would have reflected the pro forma amounts indicated below:

	June 30,
	2002	2001	2000
Net income (loss):
As reported	$4,546,000	$(30,524,000)	$(122,372,000)
Pro forma	4,312,000	(32,063,000)	(122,619,000)
Basic and diluted net loss to common stockholders:
As reported	$(9,242,000)	$(44,445,000)	$(130,498,000)
Pro forma	(9,476,000)	(45,984,000)	(130,745,000)
Basic loss per share:
As reported	$(1.45)	$(7.11)	$(21.02)
Pro forma	(1.48)	(7.36)	(21.06)
Diluted loss per share:
As reported	$(1.45)	$(7.11)	$(21.02)
Pro forma	(1.48)	(7.36)	(21.06)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,
	2002	2001
Dividend yield	0.00%	0.00%
Expected volatility	118.00%	122.00%
Risk-free interest rate	4.13%	5.65%
Expected life of option	4.5 years	4.5 years

Note 15. Stockholders' Equity

Year ended June 30, 2002

        During the year ended June 30, 2002, the Company issued 637,000 shares of Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Stock") to participants in a rights offering. Proceeds from the issuance were approximately $542,000.

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

        During the year ended June 30, 2001, the Company issued 179,000 shares of Series C Convertible Preferred Stock in satisfaction of amounts owed for services rendered by former consultants to the Company. Additionally, during the year ended June 30, 2001, the Company issued 588,000 shares of Series D Convertible Preferred Stock to the Company's chief executive officer under his employment agreement at $0.85 per share and received approximately $500,000.

Year ended June 30, 2000

        During the year ended June 30, 2000, the Company received $60.8 million of additional capital. Net proceeds to the Company, after issuance expenses, were $59.4 million. The additional capital was received in a series of transactions with SFP, a partnership controlled by Capital Z, existing shareholders and management of the Company. Such transactions are summarized below.

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

Other information

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

        The Company's Series B, Series C and Series D Stock rank senior in right to dividends and liquidation to all classes of the Company's common and other preferred stock. The Series C and Series D Stock do not have the right to vote for directors.

        Since April 1, 1999, the Company's Series B, Series C and Series D Stock have accumulated dividends at a rate of 6.5% per annum. On April 1, 2001, the interest rate applicable to the previously accrued but unpaid dividends increased to 8.125% per annum, which compounds quarterly, from 6.5% per annum applicable to the period from April 1, 1999 to March 31, 2001. At June 30, 2002 and 2001, aggregate accrued and unpaid dividends on the Company's convertible preferred stock were $37.8 million and $24.0 million, respectively.

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

Note 16. Transactions Involving Directors, Officers and Affiliates

        During the years ended June 30, 2002, 2001 and 2000, the Company incurred management fees and out-of-pocket expenses in the amount of $1.1 million, $1.5 million and $2.5 million, respectively, relating to advisory services rendered by Equifin Capital Management, LLC ("Equifin"), a company whose three principal officers also serve as directors of the Company. In connection with phase one of the $50.0 million investment of Series D Stock in the Company by Capital Z during the year ended June 30, 2000, the Company paid an $800,000 transaction fee to Equifin. Such transaction fee was deducted from the capital proceeds received.

        During the years ended June 30, 2002, 2001 and 2000, the Company reimbursed Capital Z $24,000, $227,000 and $81,000, respectively, for out-of-pocket expenses. During the year ended June 30, 2000, the Company paid a $1.0 million fee to Capital Z for Capital Z's agreement to act as guarantor on a subline to one of the Company's revolving warehouse and repurchase facilities.

        During the year ended June 30, 2002, SFP entered into an agreement with certain existing bondholders of the Company's 5.5% Convertible Subordinated Debentures due March 2006 pursuant to which SFP subsequently acquired $41.6 million of such debentures of the Company.

        The Residual Facility with CZI is more fully discussed in Note 6.

        During the years ended June 30, 2002, 2001 and 2000, the Company funded $3.5 million, $1.4 million and $0.3 million, respectively, of mortgage loans for certain of its directors and officers. At June 30, 2002 and 2001, there were $0.5 million and $1.1 million of such mortgage loans, respectively, included in loans held for sale in the accompanying consolidated balance sheets pending disposition.

        During the years ended June 30, 2001 and 2000, certain members of management funded a portion of their acquisition of the Company's Series C Convertible Preferred Stock and Series D Convertible Preferred Stock through the execution of notes payable to the Company. Such notes are secured by the related Series C Convertible Preferred Stock and Series D Convertible Preferred Stock certificates, and also contain recourse provisions in the event of nonpayment by the officers. Aggregate principal and accrued interest receivable due the Company were $758,000 and $883,000 at June 30, 2002 and 2001, respectively.

        During the year ended June 30, 2000, the Company concluded severance arrangements with certain former members of management that had employment or severance agreements that provided for enhanced severance and other benefits upon a change in control, as defined in the agreements. The consolidated statement of operations for the year ended June 30, 2000 includes approximately $4.0 million of expense related to such settlements.

Note 17. Derivative Financial Instruments

Securitizations—Hedging Interest Rate Risk

        In the interim period between loan origination or purchase and securitization of loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as twelve months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market interest rate movements) may narrow. From time to time, the Company mitigates this exposure to rising interest rates through forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

        At June 30, 2002 and 2001, the Company had $70.0 million and $25.0 million (notional), respectively, of forward interest rate swap agreements in place to mitigate interest rate exposure prior to the sale of its inventory and pipeline of fixed rate mortgage loans held for sale. Gain on sale of loans during the years ended June 30, 2002 and 2001 includes $10.8 million and $6.0 million, respectively, of derivative related losses. Of the $10.8 million of such charges during the year ended June 30, 2002, $10.4 million related to losses on forward interest rate swap agreements closed during the period and $0.4 million related to the Company's mark to the estimated fair value of forward interest rate swap agreements open at June 30, 2002, respectively. All of the $6.0 million of such charges during the year ended June 30, 2001 related to losses on forward interest rate swap agreements closed during the period.

Credit Risk

        The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate. In addition, the Company is exposed to off balance sheet credit risk related to mortgage loans in securitization trusts.

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

Note 18. Net Loss Per Common Share

        The following table sets forth information regarding net loss per common share for the years ended June 30, 2002, 2001 and 2000 (dollars and weighted average number of shares in thousands):

	Year Ended June 30,
	2002	2001	2000
Basic net loss per common share:
Net income (loss)	$4,546	$(30,524)	$(122,372)
Plus: Accrued dividends on Series B, C and D Convertible Preferred Stock	(13,788)	(13,921)	(8,126)

Basic net loss to common shareholders	(9,242)	(44,445)	(130,498)
Plus: Interest on convertible subordinated debentures	—	—	—
Diluted net loss to common shareholders	$(9,242)	$(44,445)	$(130,498)

Basic weighted average number of common shares outstanding	6,394	6,251	6,209

Basic weighted average number of common shares outstanding	6,394	6,251	6,209
Plus: Options	—	—	—
Convertible Shares	—	—	—

Diluted weighted average number of common shares outstanding	6,394	6,251	6,209

Net loss per common share:
Basic	$(1.45)	$(7.11)	$(21.02)

Diluted	$(1.45)	$(7.11)	$(21.02)

Note 19. Advertising Expense

        General and administrative expense during the years ended June 30, 2002, 2001 and 2000 included charges of $10.9 million, $9.0 million and $17.6 million of advertising expense, respectively.

Note 20. Quarterly Financial Data (Unaudited)

        A summary of unaudited quarterly operating results for the years ended June 30, 2002 and 2001 follows (in thousands, except per share amounts):

	Three Months Ended,
	Sept. 30	Dec. 31	Mar. 31	June 30
2002
Revenue	$53,124	$54,552	$57,644	$54,819
Income before income taxes	1,152	2,389	3,174	918
Net income	626	1,537	2,197	186
Net loss per common share — diluted	(0.59)	(0.44)	(0.35)	(0.04)
2001
Revenue	$59,913	$57,014	$18,714	$53,090
Income (loss) before income taxes	729	1,536	(32,317)	1,417
Net income (loss)	693	1,011	(33,216)	988
Net loss per common share — diluted	(0.40)	(0.36)	(5.88)	(0.51)

EXHIBIT INDEX

3.1	Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant, as amended (2)
4.1	Specimen certificate evidencing Common Stock of Registrant (1)
4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)
4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)
4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)
4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)
4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)
4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)
4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (4)
4.11(a)
First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (4)
4.11(b)
Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (5)
10.1	Form of Director and Officer Indemnification Agreement (6)
10.2	Employment Agreement between Registrant and A. Jay Meyerson (1)
10.3	Change in Control Agreement, dated as of April 23, 2001, between the Registrant and Ronald J. Nicolas, Jr. (7)
10.6(a)	Non-Financed Management Investment Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (1)
10.6(b)	Financed Management Investment Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (1)
10.6(c)	Secured Promissory Note, dated as of August 23, 2000, given by A. Jay Meyerson to the Registrant (1)
10.6(d)	Pledge Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (1)
10.8(a)	Management Investment Agreement, dated as of October 1, 1999, between the Registrant and Neil Notkin (1)
10.8(b)	Secured Promissory Note, dated as of October 1, 1999, given by Neil Notkin to the Registrant (1)
10.8(c)	Pledge Agreement, dated as of October 1, 1999, between the Registrant and Neil Notkin (1)

10.9(a)	Management Investment Agreement, dated as of October 1, 1999, between the Registrant and Geoffrey Sanders (1)
10.9(b)	Secured Promissory Note, dated as of October 1, 1999, given by Geoffrey Sanders to the Registrant (1)
10.9(c)	Pledge Agreement, dated as of October 1, 1999, between the Registrant and Geoffrey Sanders (1)
10.10(a)	Management Investment Agreement, dated as of October 1, 1999, between the Registrant and Daniel H. Relf
10.10(b)	Secured Promissory Note, dated as of October 1, 1999, given by Daniel H. Relf to the Registrant
10.10(c)	Pledge Agreement, dated as October 1, 1999, between Registrant and Daniel H. Relf
10.15	Amended and Restated 1999 Stock Option Plan (8)
10.16	Office Lease, dated as of September 15, 1998, between Colonnade Wilshire Corp. and the Registrant, for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (2)
10.17(a)	Office Building Lease, dated as of August 7, 1996, between Registrant and California Plaza IIA, LLC, for the premises located at 350 S. Grand Avenue, Los Angeles, California (6)
10.17(b)	First Amendment, dated as of August 15, 1997, to Exhibit 10.17(a) (6)
10.18	Office Building Lease, dated as of September 13, 2002, between Registrant and Jamboree LLC, for the premises located at 3347 and 3351 Michelson Drive, Irvine, California
10.19(a)	Registration Rights Agreement, dated as of February 10, 2000, between the Registrant and Capital Z Financial Services Fund II, L.P. (9)
10.19(b)	Supplement No. 1, dated as of June 7, 2000, to Exhibit 10.19(a) (1)
10.20(a)	Preferred Stock Purchase Agreement, dated as of May 19, 2000, between the Registrant and Specialty Finance Partners (10)
10.20(b)	Letter Agreement, dated June 7, 2000, between the Registrant and Specialty Finance Partners regarding Exhibit 10.20(a) (11)
10.21(a)	Agreement for Management Advisory Services, dated as of February 10, 1999 between Registrant and Equifin Capital Management, LLC (12)
10.21(b)	Amendment No. 1, dated June 7, 2000, to Exhibit 10.21(a) (1)
10.28	Delinquency Advance Purchase Agreement, dated as of May 13, 1999, between ACC and Fairbanks Capital Corp. (2)
10.29	Sub-Servicing Agreement 1997-1, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp. (2)
10.30	Sub-Servicing Agreement 1996-D, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp. (2)
10.31(a)	Amended and Restated Master Loan and Security Agreement, dated as of November 16, 2001, between Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Mortgage Capital, Inc.
10.32(a)
First Amendment, dated as of June 21, 2001, to The Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB (7)

10.32(b)
Second Amendment, dated as of June 21, 2001, to The Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB (7)
10.32(c)
Third Amendment, dated as of July 31, 2002, to The Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 1, 2000, between Aames Capital Corporation, Registrant's wholly owned subsidiary and Lehman Brothers Bank, FSB
10.32(d)	Guaranty, dated as of December 1, 2000, between Registrant and Lehman Brothers Bank, FSB
10.33(a)
Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Restated to and including March 21, 2002, by and between Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.
10.33(b)	Amendment No. 1, dated as of May 15, 2002, with respect to Exhibit 10.33(a)
10.33(c)	Guaranty, dated as of March 21, 2002, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.33(a)
10.34	Residual Forward Sale Facility, dated as of August 31, 2000, between Registrant and Capital Z Investments L.P. (1)
11	Computation of Per Share Loss
21	Subsidiaries of the Registrant (1)
23.1	Consent of Ernst & Young LLP
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000

(2)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and filed with the Commission on September 3, 1999

(3)
Included in Exhibit 3.1 hereto

(4)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996

(5)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and filed with the Commission on February 22, 1999

(6)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and filed with the Commission on September 29, 1997

(7)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2001 and filed with the Commission on September 28, 2001

(8)
Incorporated by reference from Registrant's Registration Statement on Form S-8 dated as of, and filed with the Commission on, September 15, 2000

(9)
Incorporated by reference to the Form of Warrant to Purchase Common Stock of the Registrant, filed as Exhibit F to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated as of December 23, 1998 and filed with the Commission on December 31, 1998

(10)
Incorporated by reference from Registrant's Current Report on Form 8-K dated as of May 19, 2000 and filed with the Commission on May 24, 2000

(11)
Incorporated by reference from Registrant's Current Report on Form 8-K dated as of June 7, 2000 and filed with the Commission on June 9, 2000

(12)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and filed with the Commission on May 22, 2000

QuickLinks

PART I
  Item 1. Business
LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2002
LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2001
LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2000
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A . Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
REPORT OF INDEPENDENT AUDITORS
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AAMES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX