Form 10-Q
period 2002-09-30
AAMES FINANCIAL CORP/DE
filed 2002-11-14
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
or

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

NO CHANGES (Former names, former address and former fiscal year, if change since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

        At November 12, 2002, Registrant had 6,483,961 shares of common stock outstanding.

TABLE OF CONTENTS

Item No.		Page No.
	PART I - FINANCIAL INFORMATION

Item 1	Financial Statements.........................................................................................................	2
	Condensed Consolidated Balance Sheets at September 30, 2002 (Unaudited) and June 30, 2002 (Audited)............................................................................................	2
	Condensed Consolidated Income Statements for the three months ended September 30, 2002 and 2001 (Unaudited)......................................................................	3
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001 (Unaudited)......................................................................	4
	Notes to Condensed Consolidated Financial Statements (Unaudited).....................	5

Item 2	Management's Discussion and Analysis of Financial Condition and Result of Operations..........................................................................................................................	7

Item 3	Quantitative and Qualitative Disclosures About Market Risk...................................	7

Item 4	Controls and Procedures..................................................................................................	36

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings...............................................................................................................	37
Item 2	Changes in Securities.........................................................................................................	38
Item 3	Defaults Upon Senior Securities.......................................................................................	38
Item 4	Submission of Matters to a Vote of Security Holders...................................................	38
Item 5	Other Information................................................................................................................	38
Item 6	Exhibits and Reports on Form 8-K....................................................................................	38
	Signature Page.....................................................................................................................	40

Item 1 Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	June 30, 2002 (Audited)
ASSETS

Cash and cash equivalents	$21,206,000	$17,391,000
Loans held for sale, at lower cost or market	501,382,000	462,068,000
Accounts receivable	58,577,000	61,276,000
Residual interests, at estimated fair value	190,174,000	197,297,000
Mortgage servicing rights, net	2,160,000	2,920,000
Equipment and improvements, net	10,154,000	10,936,000
Prepaid and other	16,019,000	14,710,000
Total Assets	$799,672,000	$766,598,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings	$256,438,000	$263,970,000
Revolving warehouse and repurchase facilities	412,756,000	383,119,000
Accounts payable and accrued expenses	37,035,000	36,005,000
Accrued dividends on convertible preferred stock	41,586,000	37,763,000
Income taxes payable	8,581,000	8,556,000
Total liabilities	$756,396,000	$729,413,000
Commitments and contingencies
Stockholders' equity:
Series A Preferred Stock, par value $0001 per share; 500,000 shares authorized; none outstanding	----	---
Series B Convertible Preferred Stock, par value $0001 per share; 29,704,000 shares authorized; 26,704,000 outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0001 per share; 61,230,000 shares authorized; 20,186,000 shares outstanding	20,000	20,000
Series D Convertible Preferred Stock; par value $0001 per share; 108,566,000 shares authorized; 60,020,000 shares outstanding	60,000	60,000
Common Stock, par value $0001 per share; 400,000,000 shares authorized; 6,483,000 and 6,482,000 outstanding	6,000	6,000
Additional paid-in capital	418,027,000	418,027,000
Retained deficit	(374,864,000)	(380,955,000)
Total stockholders' equity	43,276,000	37,185,000
Total liabilities and stockholders' equity	$799,672,000	$766,598,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
	2002	2001
Revenue:
Gain on sale of loans	$31,532,000	$23,824,000
Write-down of residual interests	---	(10,000,000)
Origination Fees	13,375,000	13,835,000
Loan servicing	2,755,000	3,072,000
Debt extinguishment income	1,087,000	---
Interest	18,614,000	22,393,000
Total revenue, including write-down of residual interests	67,363,000	53,124,000

Expenses:
Personnel	31,222,000	25,900,000
Production	6,163,000	4,325,000
General and administrative	10,677,000	10,697,000
Interest	8,769,000	11,050,000

Total expenses	56,831,000	51,972,000

Income before income taxes	10,532,000	1,152,000
Provision for income taxes	618,000	526,000

Net income	$9,914,000	$626,000

Net income (loss) to common stockholders:
Basic	$6,091,000	$(3,698,000)
Diluted	$11,481,000	$(3,698,000)

Net income (loss) per common share outstanding:
Basic	$0.94	$(0.59)
Diluted	$0.12	$(0.59)

Weighted average number shares
Basic	$6,483,000	$6,265,000
Diluted	$93,488,000	$6,265,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2002	2001

Operating activities:
Net Income	$9,914,000	$626,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,044,000	1,113,000
Write-down of residual interests	---	10,000,000
Accretion of residual interests	(4,826,000)	(8,940,000)
Debt extinguishment income	(1,087,000)	---
Mortgage servicing rights amortized	760,000	1,066,000
Changes in assets and liabilities:
Loans held for sale originated	(969,158,000)	(723,298,000)
Proceeds from sale of loans held for sale	929,844,000	745,107,000
Decrease (increase) in:
Accounts receivable	2,699,000	4,963,000
Residual interests	11,949,000	12,626,000
Prepaid and other	(1,309,000)	298,000
Increase in:
Accounts payable and accrued expenses	1,030,000	4,210,000
Income taxes payable	25,000	660,000
Net cash provided by (used in) operating activities	(19,115,000)	38,505,000
Investing activities:
Purchases of equipment and improvements	(262,000)	(1,254,000)
Net cash used in investing activities	(262,000)	(1,254,000)

Financing activities:
Reduction of borrowings	(6,445,000)	---
Net increase (decrease) in revolving warehouse and repurchase facilities	29,637,000	(51,088,000)
Net Cash provided by (used in) financing activities	23,192,000	(51,008,000)
Net increase (decrease) in cash and cash equivalents	3,815,000	(13,837,000)
Cash and cash equivalents at beginning of period	17,391,000	27,583,000
Cash and cash equivalents at end of period	$21,206,000	$13,746,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Basis of Presentation

        The condensed consolidated financial statements of Aames Financial Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

        The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three months ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year.

        At September 30, 2002, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II,L.P., a Bermuda partnership (together with SFP, “Capital Z”) owned preferred stock representing approximately 45.2% of the Company's combined voting power in the election of directors and approximately 90.2% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

Note 2: Residual Forward Sale Facility with Related Party

        On August 31, 2000, the Company entered into a Residual Forward Sale Facility, amended on September 30, 2002 (the “Residual Facility”) with Capital Z Investments, L.P., a Bermuda partnership (“CZI”), an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0million of its residual interests for cash in future securitizations through the earliest of (i) March 31, 2003 (extended from September30, 2002), (ii) the full utilization of the $75.0 million Residual Facility amount, or (iii) a termination event, as defined in the Residual Facility. The sales of the residual interests are without recourse to the Company.

        During the three months ended September 30, 2002, the Company did not dispose of any of its loans through a securitization nor did the Company use the Residual Facility. At September 30, 2002, the capacity remaining under the Residual Facility was $13.5 million.

        In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three months ended September 30, 2002, there was no amortization of capitalized Residual Facility. During the three months ended September 30, 2001, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.2 million, substantially all of which related to the amortization of the facility fee paid to CZI.

Note 3: Subsidiary Guarantors

        In October 1996, the Company completed an offering of its 9.125% Senior Notes due November 2003 which were guaranteed by all of the Company's operating subsidiaries, all of which are wholly - owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net earnings and net equity of such subsidiaries are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis.

Note 4: Per Share Data

        The following table sets forth information regarding basic and diluted net income (loss) per common share for the three months ended September 30, 2002 and 2001 (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
Basic net income (loss) per common share:
Net income	$9,914	$626
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock	(3,823)	(4,234)

Basic net income (loss) to common stockholders	$6,091	$(3,698)
Basic weighted average number of common shares outstanding	6,483	6,265

Basic net income (loss) per common share	$0.94	$(0.59)
Diluted net income (loss) per common share:
Basic net income (loss) to common stockholders	$6,091	($3,698)
Plus: Accrued dividends on Series B, C and D Preferred Stock	3,823	---
Interest on 5.5% Convertible Preferred Debentures	1,567	---
Diluted net income (loss) to common stockholders	$11,481	$(3,698)
Basic weighted average number of common shares outstanding	6,483	6,265
Plus incremental shares from assumed conversion of
5.5% Convertible Subordinated Debentures	1,458	---
Series B, C, and D Convertible Preferred Stock	85,547	---
Diluted net income (loss) per common share	$0.12	$(0.59)

Note 5: Reclassifications

        Certain amounts related to fiscal year 2002 have been reclassified to conform to the fiscal year 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of the financial condition and results of operations of Aames Financial Corporation (the "Company") should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. The following discussion includes Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk.

Special Note Regarding Forward-Looking Information

         This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, and, (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Recent Developments" and "Risk Factors" and the other portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2003, and any current reports on Form 8-K filed by the Company.

Recent Events

        During the three months ended September 30, 2002, the Company recorded net income of $9.9 million compared to $0.6 million during the comparable three month period a year ago.

        Total revenue during the three months ended September 30, 2002 increased $14.3 million to $67.4 million from $53.1 million during the comparable period a year ago. Total revenue during the three months ended September 30, 2002 includes $1.1 million of debt extinguishment income recognized in connection with the Company's $7.5 million extinguishment of its 9.125% Senior Notes at a discount from par for $6.4 million of cash. Total revenue during the three months ended September 30, 2001 includes a $10.0 million write-down to the Company's residual interests. Excluding the $1.1 million of debt extinguishment income and the $10.0 million write-down to the residual interests during the three months ended September 30, 2002 and 2001, respectively, the increase in total revenue during the three months ended September 30, 2002 over total revenue during the comparable three month period in 2001 was $3.2 million. The $3.2 million increase in total revenue was comprised of an increase of $7.7 million in gain on sale of loans, partially offset by declines of $3.8 million, $0.4 million and $0.3 million in interest, origination fees and loan servicing income, respectively.

        Total expenses during the three months ended September 30, 2002 increased $4.8 million to $56.8 million from $52.0 million during the three months ended September 30, 2001. The increase in expenses during the three months ended September 30, 2002 from expenses reported during the comparable period a year ago was attributable primarily to increases of $5.3 million and $1.8 million in personnel and production expense, respectively, partially offset by a decline of $2.3 million in interest expense.

        On May 15, 2002, the Company commenced a refinancing of its outstanding 5.5% Convertible Subordinated Debentures due 2006 (the "Existing Debentures") by means of an offer to exchange (the "Exchange Offer") the Company's to be issued 4.0% convertible Subordinated Debentures due 2012 for any and all of its outstanding Existing Debentures. The terms of the Exchange Offer are set forth in an offering memorandum, amendments to the offering memorandum, a letter of transmittal and offering supplements filed previously with the SEC and incorporated into this Form 10-Q by reference. As of November 8, 2002, the Company has received tenders of Existing Debentures from holders of approximately $42.9 million principal amount, or approximately 37.6% of the outstanding Existing Debentures. The Exchange Offer is scheduled to expire Friday, November 22, 2002, at 5:00 p.m., New York City time.

       Subsequent to the three months ended September 30, 2002, the Company extinguished an additional $11.5 million of the 9.125% Senior Notes at a discount from par.

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

        The Company originates loans through its retail and broker production channels. The Company's retail channel produces loans through its traditional retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company's broker channel produces loans through its traditional regional broker office network (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or "flow" basis) and by sourcing loans through telemarketing and the Internet. The Company ceased purchasing mortgage loans in bulk during the fiscal year ended June 30, 1999.

        The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its loan production; (ii) reducing its cost of production; (iii) maximizing its opportunities in loan servicing; and (iv) maintaining adequate liquidity and access to the capital markets.

Increasing the Amount and Value of Its Loan Production. The Company intends to increase the size of its overall originations while improving its value. The Company's traditional retail branch network, the National Loan Centers and its traditional regional broker office network, and its broker telemarketing and Internet platforms, are all targeted as sources of growth. In its traditional retail branch network, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, improving its customer service levels and branch efficiencies. The Company's traditional regional broker office network plans to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers' customer bases. The Company's National Loan Centers, which produce loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their scale by: identifying additional non - traditional lead sources, increasing their product offerings and expanding their overall operations. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its offerings to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

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

Maximizing Its Opportunities in Loan Servicing. The Company intends to maximize opportunities in loan servicing taking into consideration the Company's overall profitability and liquidity position. Retaining loan servicing generates servicing income and related fees over the life of the loans in the servicing portfolio compared to receiving cash up front in selling servicing rights to third parties in connection with whole loan sales and securitizations. During the fiscal year ending June 30, 2003, the Company expects to maximize profitability and cash flow by selling all of its loan production through whole loan sales and securitizations on a servicing released basis. The Company sold all of its loan production during the three months ended September 30, 2002 through whole loan sales on a servicing released basis. When combined with existing loan servicing run-off, in the form of principal amortization, prepayments and liquidations, the Company's loan servicing portfolio at September 30, 2002 declined $22.0 million, or 1.0%, to $2.3 billion from the balance of the servicing portfolio at June 30, 2002, and declined $438.0 million, or 16.1%, from $2.7 billion at September 30, 2001. Mortgage loans in securitization trusts serviced in-house declined $125.0 million, or 10.5%, to $1.1 billion at September 30, 2002 from $1.2 billion at June 30, 2002, and declined by $574.0 million, or 35.0%, from $1.6 billion at September 30, 2001.

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

        The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

Loan Origination. The Company originates loans through its retail and broker production channels. The Company's retail channel produces loans through its traditional retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company's broker channel produces loans through its traditional regional broker office network (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or "flow" basis) and by sourcing loans through telemarketing and the Internet. The Company generally underwrites the loans it originates to its underwriting guidelines and, to a lesser extent, to the underwriting guidelines of its investors in the secondary markets, and appraises every loan it originates. The underwriting of a mortgage loan to be originated by the Company generally includes a review of the completed loan package, including the loan application, a current appraisal, a preliminary title report and a credit report.

         The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

	Three Months Ended
	September 30,		June 30,
	2002	2001	2002
Retail
Traditional retail branch network	$321,915	$299,293	$328,283
National Loan Centers	130,299	54,735	115,553
Total retail	452,214	354,028	443,836

Broker:
Traditional regional broker office network (1)	465,164	345,681	424,953
Telemarketing and Internet	51,780	23,589	37,962
Total broker	516,944	369,270	462,915

Total production	$969,158	$723,298	$906,751

(1)	Includes the purchase of closed loans on a flow basis from correspondents of $2.7 million, $8.0 million and $6.9 million during the three months ended September 30, 2002, 2001 and June 30, 2002, respectively.

Total Loan Production. Total loan production during the three months ended September 30, 2002 increased $62.4 million, or 6.9% to $969.2 million from $906.8 million reported during the three months ended June 30, 2002, and increased $245.9 million, or 34.0%, over the $723.3 million of total loan production reported during the three months ended September 30, 2001. Total loan production during the three months ended September 30, 2002 increased from loan production during the three months ended June 30, 2002 due to the continuation of the favorable mortgage interest rate environment, and the issuance of new uniform underwriting guidelines throughout the Company designed to improve the Company's competitive position and to provide greater consistency among the retail and broker origination channels. The interest rate environment during the three months ended September 30, 2002 was generally more favorable than the mortgage interest rate environment during the three months ended September 30, 2001, which contributed to the increase in the Company's total loan origination during the three months ended September 30, 2002 compared to total production during the three months ended September 30, 2001. Retail loan production during the three months ended September 30, 2002, also benefited from the acquisition of certain assets and the operating platform of another mortgage lender, which became the Company's second National Loan Center, and which did not contribute to loan production during the three months ended September 30, 2001.  In the event that a less favorable mortgage interest rate environment occurs during calendar year 2003 it could reduce the overall demand for mortgage loans generally and demand for the Company's mortgage loan products.  Should that event occur, the Company expects to be responsive to such changes in market conditions.

Retail Production. The Company's total retail production was $452.2 million during the three months ended September 30, 2002, an increase of $8.4 million, or 1.9%, from the $443.8 million reported during the three months ended June 30, 2002, and an increase of $98.2 million, or 27.7%, over the $354.0 million of total retail production during the three months ended September 30, 2001.

        Traditional Retail Branch Network

         The Company's traditional retail branch network production was $321.9 million during the three months ended September 30, 2002, a decrease of $6.4 million, or 2.0%, from the $328.3 million of traditional retail branch network production reported during the three months ended June 30, 2002, and an increase of $22.6 million, or 7.6%, over the $299.3 million reported during the three months ended September 30, 2001.

        National Loan Centers

        Mortgage loan production from the Company's National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, increased $14.7 million, or 12.7% to $130.3 million during the three months ended September 30, 2002 from $115.6 million during the three months ended June 30, 2002, and increased $75.6 million over the $54.7 million of loan production reported during the three months ended September 30, 2001. The increase in the National Loan Centers' production during the three months ended September 30, 2002 compared to their production during the three months ended September 30, 2001 was due in part to the fact that the September 2002 quarter's production included loan production from the Company's second National Loan Center that was yet not in operation during the September 2001 quarter.

        Broker Production. The Company's total broker production increased $54.0 million, or 11.7%, to $516.9 million during the three months ended September 30, 2002 from the $462.9 million of total broker production reported during the three months ended June 30, 2002, and increased $147.6 million, or 40.0%, over the $369.3 million reported during the three months ended September 30, 2001.

        Traditional Regional Broker Office Network

        Mortgage loan production from the traditional regional broker office network during the three months ended September 30, 2002 was $465.2 million which increased $40.2 million and $119.5 million over the $425.0 million and $345.7 million, respectively, of traditional regional office network production during the three months ended June 30, 2002 and September 30, 2001, respectively.

        Broker Telemarketing and Internet

        Broker mortgage loan production through telemarketing and the Internet was $51.8 million during the three months ended September 30, 2002, an increase of $13.8 million, or 36.3%, over the $38.0 million reported during the three months ended June 30, 2002, and an increase of $28.2 million over the $23.6 million reported during the three months ended September 30, 2001.

        The following table sets forth the number of retail branch and broker offices operated by the Company at September 30, 2002 and 2001:

	September 30,
	2002	2001
Traditional retail branches	97	100
National Loan Centers	2	1
Traditional regional broker offices	4	5

Loan Securitizations and Sales. As a fundamental part of its business and financing strategy, the Company sells mortgage loans to third party investors in the secondary markets as market conditions allow. The Company generally seeks to dispose of substantially all of its loan production within 90 days. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make available capacity under these facilities for future funding of mortgage loans. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, relative profitability and cash flows. The Company generally realizes higher gain on sale on securitization than it does on whole loan sales for cash. The higher gain on sale in securitization transactions is attributable to the excess servicing spread associated with retaining a residual interest in the securitization, net of transactional costs. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but the Company receives the gain in the form of cash.

        In a securitization, the underlying securities are generally overcollateralized by the Company depositing mortgage loans with a principal balance exceeding the principal balance of the securities. The upfront overcollateralization required in securitizations is generally cash flow negative to the Company in the early years of the securitization. The Company has used the Residual Facility to reduce the negative cash flow aspects of securitization and to provide another source of cash to the Company through periodic sales of residual interests for cash. During the three months ended September 30, 2002, the Company did not dispose of any of its loans through a securitization. The initial capacity of the Residual Facility was $75.0 million and at September 30, 2002, the remaining capacity under the Residual Facility was $13.5 million. When the Residual Facility expires either through its full utilization or by its expiration on March 31, 2002, the Company's evaluation of loan disposition strategies will have to include the negative cash flow considerations associated with the upfront overcollateralization required in securitizations compared to the positive cash flow considerations of whole loan sales for cash.

         The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,
	2002	2001
Loans pooled and sold in securitizations	$ ---	$ 175,008
Whole loan sales	920,704	570,644
Total loans securitized and sold	$ 920,704	$ 745,652

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

         During the three months ended September 30, 2002, total mortgage loan dispositions increased $175.0 million to $920.7 million from $745.7 million of total loan dispositions during the three months ended September 30, 2001. All of the Company's loan dispositions during the three months ended September 30, 2002 were whole loan sales for cash. The Company did not dispose of any of its loans through securitization during the three months ended September 30, 2002. In comparison, during the three months ended September 30, 2001, the Company's $745.6 million of total loan dispositions were comprised of $570.6 million and $175.0 million of whole loan sales for cash and securitizations, respectively. The Company's sole reliance on whole loan sales as its loan disposition strategy during the three months ended September 30, 2002 compared to the Company's reliance on a combination of whole loan sales and securitizations during the comparable three month period in 2001 was due to more attractive pricing conditions prevailing in the whole loan markets during the September 2002 period compared to conditions prevailing during the comparable period a year ago and, to a lesser extent, due to the Company's strategy of retaining capacity in the Residual Facility until the expiration of the Facility in March 2003. Future adverse changes in the current interest rate environment and in the current economic climate as well as the full utilization or expiration of the Residual Facility could affect the mix in the composition of the Company's strategy of selling loans in the form of securitizations or whole loan sales.

        Loan Servicing. The Company's servicing portfolio consists mainly of mortgage loans securitized prior to the year ended June 30, 2001 for which the Company retained servicing and loans serviced on an interim basis, consisting of loans held for sale and loans subserviced for others on an interim basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. It is the Company's strategy to maximize opportunities in loan servicing. As a means to maximize cash flow from securitizations, the Company has recently been selling for cash the servicing rights in securitizations. Moreover, the Company does not retain servicing on loans it sells in whole loan sale markets.

        The following table sets forth certain information regarding the Company's servicing portfolio at September 30, 2002 and 2001 and June 30, 2001 (dollars in millions):

	September 30,		June 30,
	2002	2001	2002

Mortgage loans serviced:
Loans in securitization trusts	$1,067.0	$1,641.0	$1,192.0
Loan serviced on an interim basis	1,105.0	914.0	991.0
Serviced in-house	2,172.0	2,555.0	2,183.0
Loans in securitization trusts
subserviced by others	114.0	169.0	125.0
Total servicing portfolio	$2,286.0	$2,724.0	$2,308.0
Percentage serviced in-house	95.0%	93.8%	94.6%

        The Company has not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released since that time. The Company's total servicing portfolio at September 30, 2002 declined $22.0 million, or 1.0% from $2.3 billion at June 30, 2002, reflecting loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations during the quarter. The Company's portfolio of mortgage loans in securitization trusts serviced in-house declined $125.0 million, or 10.5%, to $1.1 billion at September 30, 2002 from $1.2 billion at June 30, 2002. This decline was partially offset by an increase of $114.0 million of mortgage loans serviced by the Company on an interim basis during the quarter. The Company's portfolio of mortgage loans in securitization trusts serviced in-house declined $574.0 million, or 35.0%, from the $1.6 billion of mortgage loans in securitization trusts serviced in-house at September 30, 2001. In general, the Company's portfolio of mortgage loans in securitization trusts may be adversely affected by the current mortgage interest rate environment which could accelerate prepayment activity.

        The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio.

        The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to the inclusion of lower credit grade mortgage loans in the securitization trusts. Delinquent loans (by principal balance) decreased at September 30, 2002 to $204.3 million from $222.1 million at June 30, 2002 and $335.3 million at September 30, 2001. The delinquency rate at September 30, 2002 was 9.0% compared to 9.6% at June 30, 2002 and 12.3% at September 30, 2001. The delinquency rate at September 30, 2002 declined from the delinquency rate at June 30, 2002, due to a decrease in delinquent loans in the Company's portfolio of mortgage loans in securitized trusts. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company expects the delinquency rate to continue to decline as the Company's portfolio of mortgage loans in securitization trusts (and the number of delinquent loans in such trusts) continues to decline and become a smaller component of the Company's total servicing portfolio.

         During the three months ended September 30, 2002, losses on loan liquidations decreased to $10.7 million from $18.8 million during the comparable three month period a year ago primarily due to the decrease in the number of loans liquidated. Substantially all of the foreclosures and liquidations handled by the Company occur in connection with the Company's portfolio of mortgage loans in securitization trusts. The Company expects net losses on loan liquidations to continue to decline as the Company's portfolio of mortgage loans in securitization trusts (and the number of foreclosed loans in such trusts) continues to decline.

        Credit losses incurred by the Company on liquidations of loans were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's retail and broker production channels. During the three months ended September 30, 2002, approximately 29.1% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 21.1% of the Company's servicing portfolios when measured at July1, 2002. The Company has discontinued the bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs. However, because the Company has been selling its more recent loan production in whole loan sales for cash and in securitizations on a servicing released basis, the effects of the changes in its loan origination strategies have generally not affected delinquencies and losses caused by mortgage loans remaining in its securitized trusts from the old programs. The bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Further, current market conditions, and recent regulatory changes in certain states have resulted in the tightening of underwriting guidelines by many subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

        Because foreclosures and credit losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses.

         The following table sets forth delinquency, foreclosure, and loss information of the Company's servicing portfolio at or during the periods indicated:

	At or during the
	Three Months Ended September 30,		Year Ended June 30,
	2002	2001	2002	2001	2000
	(Dollars in thousands)
Percentage of dollar amount of delinquent loans to loans serviced (period end) (1)(2)(3)(4)
One month	0.7%	1.4%	0.7%	1.7%	1.9%
Two months	0.4%	0.8%	0.5%	0.7%	0.8%
Three or more months
Not foreclosed(5)	7.0%	8.6%	7.4%	8.9%	9.0%
Foreclosed(6)	0.9%	1.5%	1.0%	1.7%	1.9%
Total	9.0%	12.3%	9.6%	13.0%	13.6%
Percentage of dollar amount of loans foreclosed during the period to servicing portfolio(4)(8)	0.5%	0.6%	2.2%	3.0%	3.6%
Number of loans foreclosed during the period	168	227	780	1,238	1,854
Principal amount of foreclosed loans during the period	$11,612	$15,726	$56,419	$89,884	$135,629
Number of loans liquidated during the period	194	517	1,624	2,479	2,749
Net losses on liquidations during the period(7)	$10,718	$18,780	$67,444	$91,754	$96,119
Percentage of annualized losses to servicing portfolio(4)(8)	1.9%	2.8%	2.6%	3.0%	2.6%
Servicing portfolio at period end	$2,286,000	$2,724,000	$2,308,000	$2,717,000	$3,560,000

(1)	Delinquent loans are loans for which more than one payment is due.
(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.
(3)	At September 30, 2002, the dollar volume of loans delinquent more than 90 days in seven of the Company's twenty-two real estate mortgage investment conduit ("REMIC") trusts, exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus eight additionalREMIC trusts have also exceeded certain loss limits. At September 30, 2002, the unpaid principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $229.9 million, or 19.5% of the total loans serviced (in-house and subserviced) in securitization trusts. At September 30, 2002, the unpaid principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $794.6 million, or 67.3% of the total loans serviced (in-house and subserviced) in securitization trusts.
(4)	The servicing portfolio used in the percentage calculations includes loans serviced by the Company on an interim basis of $1.1 billion, $914.0 million, $991.0 million, $722.0 million and $281.0 million for the periods ended September 30, 2002, September 30, 2001, June 30, 2002, June 30, 2001 and June 30, 2000, respectively.

(5)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(6)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.
(7)	Represents losses, net of gains, on properties sold through foreclosed or other default management activities during the period indicated.
(8)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicers during the related periods indicated.

Critical Accounting Policies

        The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Company did not retain residual interests created in any of the $585.0 million and $1.2 billion of securitizations which closed during the years ended June 30, 2002 and 2001, respectively, as all such residual interests were sold for cash under the Residual Facility. During the three months ended September 30, 2002, the Company did not dispose of any of its loans through a securitization. The Company did not retain residual interests created in the $175.0 million securitization which closed during the three months ended September 30, 2001, as the residual interest was sold for $5.0 million of cash under the Residual Facility.

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

        In a securitization, the Company conveys loans that it has originated, and formerly purchased, to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the portion sold and any retained interests (residual interests) based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

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

        The Company's retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of its retained residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis, the Company evaluates the effects, if any, that increasing or decreasing interest rates might have on its retained residual interests. The Company may adjust the value of its retained residual interests or take a charge to earnings related to its retained residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's retained residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair values of its retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

        The following table summarizes certain information about the securitization trusts in which the Company had retained a residual interest at September 30, 2002 and June 30, 2002 (dollars in thousands):

	September 30, 2002	June 30, 20002

Aggregate principal balances of securitized loans at the time of securitizations	$7,016,205	$7,016,205
Outstanding principal balances of securitized loans	$,181,268	$1,316,956
Outstanding principal balances of pass-through certificates or bonds of the securitization trusts	$1,013,132	$1,141,805
Weighted average coupon rates of:
Securitized loans	10.22%	10.26%
Pass-through certificates or bonds	5.56%	5.53%

        Certain historical data and key assumptions and estimates used by the Company in its September 30, 2002 and June 30, 2002 review of the residual interests retained by the Company were the following:

	September 30, 2002	June 30, 2002

Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	28.4%	29.4%
Adjustable rate loans	33.5%	37.6%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	22.31% to 36.6%	22.3% to 34.4%
Adjustable rate loans	13.8% to 38.1%	13.8% to 41.0%
Estimated weighted average life of securitized loans	4.1 years	3.7 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.9%	4.7%
Future estimated credit losses, as a percentage of original principal balances of securitized loans	0.7%	0.8%
Total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans	5.6%	5.5%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$386,338	$385,372
Weighted average discount rate	13.4%	13.4%

         To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, the Company considers current underlying indices, periodic interest rate caps, lifetime interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, the Company uses each certificate's specific spread over the one-month LIBOR.

         The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans in each securitization trust, ranged from 2.0% to 9.3% at both September 30, 2002 and June 30, 2002. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

         The Company has previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company's credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended September 30, 2002, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy. During the three months ended September 30, 2002, no adjustment to the Company's assumptions (rate of prepayment, credit loss and discount rate) was deemed warranted. In comparison, during the three months ended September 30, 2001, the Company recorded a residual interest write-down of $10.0 million in light of actual credit loss and actual prepayment speed activity compared to the credit loss and prepayment speed assumptions used to estimate the fair value of its retained residual interests, along with other industry data and economic factors prevailing in the U.S. economy at that time.

        The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the retained residual interests through a charge to earnings.

        During the three months ended September 30, 2002 and 2001, all of the Company's loan dispositions were on a servicing released basis; therefore, the Company did not capitalize mortgage servicing rights.

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

Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses include an estimate for the cost to carry advances to the securitization trusts, based on the amount of advances which have been made, advances that are expected to be made and the period of time that the advances are expected to be outstanding. The Company uses a 15% discount rate to calculate the present value of the estimated future net cash flows. At September 30, 2002 and 2001, there were no valuation allowances on mortgage servicing rights.

        The Company sold to an independent, third party loan servicer for cash the MSRs on the loans included in the $175.0 million securitization transaction which closed during the three months ended September 30, 2001. Accordingly, no MSR was capitalized by the Company during the three months ended September 30, 2001.

Results of Operations - Three Months Ended September 30, 2002 and 2001

         The following table sets forth information regarding the components of the Company's revenue and expenses for the three months ended September 2002 and 2001:

	Three Months Ended September 30,
	2002	2001
Revenue:
Gain on sale of loans	$31,532,000	$23,824,000
Write-down of residual interests	---	(0,000,000)
Origination fees	13,375,000	13,835,000
Loan servicing	2,755,000	3,072,000
Debt extinguishment income	1,087,000	---
Interest	18,614,000	22,393,000

Total revenue, including write-down of residual interest	67,363,000	53,124,000

Expenses:
Personnel	31,222,000	25,900,000
Production	6,163,000	4,325,000
General and administrative	10,677,000	10,697,000
Interest	8,769,000	11,050,000

Total Expenses:	56,831,000	51,972,000

Income before provision for income taxes	10,532,000	1,152,000
Provision for income taxes	618,000	526,000
Net income	$9,914,000	$626,000

Revenue

General. Total revenue during the three months ended September 30, 2002 increased $14.3 million to $67.4 million from $53.1 million during the comparable three month period a year ago. Total revenue during the three months ended September 30, 2002 includes $1.1 million of debt extinguishment income recognized in connection with the Company's extinguishment, at a discount from par, of $7.5 million of its 9.125% Senior Notes for $6.4 million of cash. Total revenue during the three months ended September 30, 2001 includes a $10.0 million write-down to the Company's retained residual interests. Excluding the $1.1 million of debt extinguishment income and the $10.0 million write-down to the retained residual interests during the three months ended September 30, 2002 and 2001, respectively, total revenues during the three months ended September 30, 2002 increased $3.2 million to $66.3 million over total revenues during the same period a year ago. The increase in total revenue was primarily due to an increase of $7.7 million in gain on sale of loans, partially offset by declines of $3.8 million, $0.4 million and $0.3 million in interest income, origination fees and loan servicing, respectively, during the three months ended September 30, 2002 from amounts reported during the comparable 2001 period.

Gain on Sale of Loans. Gain on sale of loans during the three months ended September 30, 2002 increased $7.7 million to $31.5 million from $23.8 million during the three months ended September 30, 2001. The increase in gain on sale of loans resulted primarily from the $175.0 million, or 23.5%, increase in total loan dispositions during the three months ended September 30, 2002 over total loan dispositions during the comparable period a year ago. During the three months ended September 30, 2002, the Company relied solely on whole loan sales for cash as its loan disposition strategy based upon the Company's review of market conditions, profitability and cash flow requirements. In addition, the Company's recent loan disposition strategy has been weighted towards whole loan sales for cash as a means of retaining capacity under the Residual Facility. In comparison, during the three months ended September 30, 2001, the Company relied on a combination of a securitization and whole loan sales for cash based upon its review of market conditions, profitability and cash flow requirements. During the three months ended September 30, 2001, $175.0 million and $570.6 million of mortgage loans were disposed in securitizations and whole loan sales, or 23.5% and 76.5%, respectively, of the $745.6 million of total loan dispositions during the period.

        The gain on sale rates realized by the Company on whole loan sales were generally higher during the three months ended September 30, 2002 compared to the gain on sale rates for whole loan sales during the comparable three month period a year ago due to generally more favorable conditions in the whole loan markets during the September 2002 quarter when compared to market conditions during the September 2001 quarter.

         During the three months ended September 30, 2002, the Company did not complete a securitization transaction. Gain on sale of loans during the three months ended September 30, 2001 included $5.0 million of cash proceeds for the residual interest created in the September 2001 securitization sold to CZI under the Residual Facility. In addition, gain on sale of loans during the three months ended September 30, 2001 included $2.3 million of cash proceeds from the sale of mortgage servicing rights and the rights to prepayment fees relative to the September 2001 securitization sold to an unaffiliated independent mortgage servicing company. Finally, gain on sale of loans during the three months ended September 30, 2001 was reduced by the amortization of capitalized costs related to obtaining the Residual Facility of $0.2 million, substantially all of which related to the amortization of the facility fee paid to CZI.

         During the three months ended September 30, 2002 and 2001, the Company, as it has from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to fixed rate mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during the period. Gain on sale of loans during the three months ended September 30, 2002 includes charges of $7.9 million of derivative related losses and is comprised of $7.1 million of losses on hedge positions that closed during the period and $0.8 million to mark open hedge positions at September 30, 2002 to their estimated fair value. Gain on sale of loans during the three months ended September 30, 2001 includes charges of $1.6 million of derivative related losses all of which were comprised of losses on hedge positions that closed during the period.

Origination Fees. Origination fees are primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company's retail channel, partially offset by broker compensation, generally referred to as yield spread premium, paid by the Company to mortgage loan brokers in connection with broker loan production. Retail points and fees are primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Yield spread premiums are generally a function of the volume of mortgage loans originated by the Company through its broker channel and the yield spread premium paid on such loans by the Company to brokers. Origination fees during the three months ended September 30, 2002 were $13.4 million as compared to $13.8 million during the three months ended September 30, 2001. The $0.4 million, or 3.0%, decrease in origination fee revenue during the three months ended September 30, 2002 from the amount reported during the comparable three month period a year ago is attributable to the confluence of a decline in points and fees charged at the time of origination in the retail channel due in part to a change in the mix of retail loans produced during the September 2002 quarter compared to the mix of retail loans produced during the September 2001 quarter and an increase in yield spread premiums paid in the broker channel.

         Retail points and fee income decreased by $0.7 million during the quarter ended September 30, 2002 to $11.0 million, from $11.7 million during the quarter ended September 30, 2001. This decrease occurred despite a $98.2 million increase in retail production during the respective periods due to a decline in the average points and fees charged by the retail channel. As previously reported, the Company has, primarily in response to competitive factors and, to a lesser extent, recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products. The Company expects to continue to reduce points and fees charged in certain states in response to pending legislation and regulation restricting points and fees in certain states.

         Yield spread premium was $4.7 million and $2.7 million during the three months ended September 30, 2002 and 2001, respectively. The $2.0 million increase in yield spread premium during the three months ended September 30, 2002 over yield spread premium during the three months ended September 30, 2001 is attributable primarily to the $147.6 million, or 40.0%, increase in total broker production during the 2002 period over total broker production during the 2001 period, and to a lesser extent, due to the 0.19% increase in average yield spread premium during the September 2002 quarter compared to the September 2001 quarter. Yield spread premium, expressed as a percentage of total broker production was 0.91% and 0.72% during the three months ended September 30, 2002 and 2001, respectively.

Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of the Company's MSRs. See "Critical Accounting Policies." Loan servicing revenue was $2.8 million during the three months ended September 30, 2002 compared to $3.1 million during the comparable three month period in 2001. During the three months ended September 30, 2002, servicing, late and prepayment fees declined $1.3 million from amounts reported during the comparable three month period a year ago. The decline was due primarily to the $574.0 million decrease in the size of the Company's portfolio of mortgage loans in securitization trusts serviced in-house at September 30, 2002 compared to September 30, 2001, together with a decrease in prepayment fees due to the aging of loans in the servicing portfolio beyond the term of their prepayment fee. This was partially offset by a $1.0 million decline in subservicing related expenses and MSR amortization expense during the three months ended September 30, 2002 from the amounts reported during the three months ended September 30, 2001. In addition, subservicing expenses and related resolution, set-up and reperformance expenses during the three months ended September 30, 2002 were $0.1 million, down $0.7 million from the $0.8 million of such expenses during the three months ended September 30, 2001. The subservicing expenses are a result of certain arrangements previously entered into by the Company in order to reduce its advance obligations. In the first arrangement, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($114.0 million at September 30, 2002) in principal amount of loans. The loan servicing revenue in the quarter ended September 30, 2001 was also affected by a second arrangement in which an investment bank purchased certain advances and agreed to undertake the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. The Company expects subservicing expense to trend downward in future periods as the balance of loans subserviced declines. The Company also expects MSR amortization to decline as the servicing portfolio decreases.

         The Company has not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. Mortgage loans in securitization trusts serviced by the Company in-house declined $574.0 million to $1.1 billion at September 30, 2002 from $1.6 billion at September 30, 2001. The Company's total loan servicing portfolio at September 30, 2002 decreased $438.0 million, or 16.1%, to $2.3 billion from $2.7 billion at September 30, 2001, reflecting the $574.0 million runoff in mortgage loans in securitization trusts, and loan dispositions, partially offset by loan production during the intervening year. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. Future loan servicing revenue will be negatively impacted by continuing declines in the size of the portfolio of mortgage loans in securitization trusts, and in prepayment fees due to the aging of loans in the portfolio of mortgage loans in securitization trusts past the term of any prepayment fees on loans, and, to a lesser extent, by the costs associated with the arrangements the Company entered into to reduce servicing advances on mortgage loans in securitization trusts.

Interest Income. Interest income includes interest on loans held for sale, discount accretion income associated with the Company's residual interests and interest on short-term overnight investments. Interest income during the three months ended September 30, 2002 decreased by $3.8 million to $18.6million from $22.4 million during the three months ended September 30, 2001. The decrease in interest income during the three months ended September 30, 2002 from the amount reported during the comparable three month period a year ago was primarily due to a decline of $4.1million in accretion to the Company's residual interests. The Company's residual interests were at lower balances during the three months ended September 30, 2002 when compared to residual interest levels during the same three month period a year ago. Partially offsetting the decreases in accretion income during the three months ended September 30, 2002 from amounts reported during the same period a year ago was an increase of $0.3 million in interest income on loans held for sale during the three months ended September 30, 2002 over such interest income levels reported during the comparable period a year ago. The increase in interest income on loans held for sale during the three months ended September 30, 2002 over the amount reported a year ago is attributable to higher outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the three months ended September 30, 2002 when compared to such balances and coupon rates during the same period a year ago.

Expenses

General. Total expenses during the three months ended September 30, 2002 were $56.8 million compared to $52.0 million during the three months ended September 30, 2001. The $4.8 million increase in total expenses during the three months ended September 30, 2002 over total expenses during the comparable period in 2001 was attributable to increases of $5.3 million and $1.9 million in personnel expense and production expense, respectively, partially offset by a decline of $2.3 million in interest expense.

Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes incentives that are generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the three months ended September 30, 2002 increased $5.3 million, or 20.5%, to $31.2 million from $25.9 million during the three months ended September 30, 2001. The increase was comprised primarily of $2.5 million of increased salaries attributable principally to the increased staffing levels in the Company during the three months ended September 30, 2002 over the three months ended September 30, 2001 due to the acquisition of the Company's second National Loan Center and to other employee head count growth within the Company due to $245.9 million increase in retail and broker production during the three months ended September 30, 2002 over such production during the three months ended September 30, 2001. In addition, incentive compensation relative to retail and broker executives increased by $1.8 million during the September 2002 quarter over the September 2001 quarter due to the increased production in the September 2002 quarter. Incentive compensation expense relative to other senior management also increased $0.6 million during the three months ended September 30, 2002 over the comparable period a year ago. Finally, payroll taxes, medical and other benefit costs increased $0.4 million during the three months ended September 30, 2002 over the expense amount incurred during the three months ended September 30, 2001.

Production. Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees increased $1.9 million, or 44.2%, to $6.2 million during the three months ended September 30, 2002 from $4.3 million during the three months ended September 30, 2001. The increase in production expense during the three months ended September 30, 2002 from the comparable three month period a year ago is due to increased advertising and appraisal expenses relative to the Company's increased loan origination volumes during the three months ended September 30, 2002 over those during the comparable period a year ago. Production expense expressed as a percentage of total loan origination volume remained constant at 0.6% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

General and Administrative. General and administrative expenses were $10.7 million during both the three months ended September 30, 2002 and 2001. During the three months ended September 30, 2002, communication and other expenses decreased by $211,000 from amounts reported during the same period a year ago. This decrease was partially offset by an increase in occupancy expense of $191,000 during the three months ended September 30, 2002 over the amount reported during the three months ended September 30, 2001.

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

Interest Expense. Interest expense decreased $2.3 million to $8.8 million during the three months ended September 30, 2002, from $11.1 million during the three months ended September 30, 2001. The decrease in interest expense during the three months ended September 30, 2002 from interest expense levels reported during the comparable three month period a year ago resulted from lower pricing under the Company's revolving warehouse and repurchase facilities due to declines in the one-month LIBOR during the three months ended September 30, 2002 despite increased average borrowings during the three months ended September 30, 2002 over borrowings during the comparable period a year ago to fund the origination of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its loan production operations and expected increases in the general interest rate environment during calendar 2003.

Income Taxes. During the three months ended September 30, 2002, the Company recorded an income tax provision of $0.6 million which related primarily to taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, to miscellaneous state tax obligations. Such tax provisions reflect effective tax rates of 5.9% for the three months ended September 30, 2002. The Company's regular taxable income is projected to be lower than its excess inclusion income mainly due to usage of net operating loss carryforwards as well as partial reversal of the deferred tax asset related to REMICs, among other items. As such, the Company provides current tax on the excess inclusion income as the excess inclusion tax is payable unless current taxable income exceeds the excess inclusion amounts. During the three months ended September 30, 2001, the Company recorded an income tax provision of $0.5 million, which reflects an effective tax rate of 45.7%. The provision for income taxes during the three months ended September 30, 2001 related primarily to taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, to other miscellaneous state tax obligations.

         The investment in the Company by Capital Z during the year ended June 30,1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

Financial Condition

Loans Held for Sale. The Company's portfolio of loans held for sale increased to $501.4 million at September 30, 2002 from $462.1 million at June 30, 2002 due primarily to loan originations exceeding loan dispositions during the three months ended September 30, 2002.

Accounts Receivable. Accounts receivable are comprised of advances to the securitization trusts; servicing and late fees; amounts due from CZI under the Residual Facility, if applicable; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. While the Company has had advance arrangements with two different counterparties to reduce its advance obligations, one has expired and the other is not applicable to all advance obligations. Therefore, the Company funds certain advances on a recurring basis not otherwise covered by such arrangements and recovers those advances on a periodic basis. At September 30, 2002, there were no amounts due to the Company from CZI under the Residual Facility. The $5.0 million due the Company from CZI under the Residual Facility at September 30, 2001 was subsequently collected by the Company.

        Accounts receivable decreased $2.7 million to $58.6 million at September 30, 2002 from $61.3 million at June 30, 2002. The decrease is primarily attributable to decreases of $4.1 million and $0.1 million in interest and servicing advances and servicing and late fees receivable, respectively, partially offset by increases of $1.0 million and $0.5 million in cash due from securitization trusts and accrued interest and other receivables, respectively.

        The $4.1 million decrease in servicing and interest advances to the securitization trusts at September 30, 2002 from June 30, 2002 is comprised of $10.5 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $14.6 million of recoveries of such advances during the three months ended September 30, 2002. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The $0.1 million decline in servicing and late fees receivable at September 30, 2002 from June 30, 2002 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts during the three months ended September 30, 2002. The $1.0 million increase in cash due from the securitization trusts at September 30, 2002 from June 30, 2002 is attributable to the timing of cash being released by the trusts. The $0.5 million increase in accrued interest receivable and other receivables at September 30, 2002 when compared to the balance at June 30, 2002 is due primarily to a $1.2 million increase in amounts due from counterparties on whole loan sale and other transactions partially offset by a $0.6 million decrease in accrued interest receivable at September 30, 2002.

         The Company periodically evaluates its accounts receivable for realizability and charges income for amounts deemed uncollectible.

Residual Interests. Residual interests decreased to $190.2 million at September 30, 2002 from $197.3 million at June 30, 2002, reflecting $11.9 million of cash received from the securitization trusts, partially offset by $4.8 million of accretion during the three months ended September 30, 2002.

Mortgage Servicing Rights, net. MSRs, net, decreased to $2.2 million at September 30, 2002 from $2.9 million at June 30, 2002 reflecting amortization of $0.7 million during the three months ended September 30, 2002. During the three months ended September 30, 2002, the Company did not capitalize any MSRs as all of the Company's $920.7 million of total loan dispositions were whole loan sales for cash with servicing released.

Equipment and Improvements, net. Equipment and improvements, net, decreased to $10.2 million at September 30, 2002 from $10.9 million at June 30, 2002 reflecting depreciation and amortization outpacing the capitalization of new equipment and improvement acquisitions during the three months ended September 30, 2002.

Prepaid and Other Assets. Prepaid and other assets increased to $16.0 million at September 30, 2002 from $14.7 million at June 30, 2002, reflecting an increase in capitalized costs incurred for financing and other arrangements entered into by the Company over amortization of such items during the three months ended September 30, 2002.

Borrowings. Borrowings were $256.4 million at September 30, 2002 compared to $263.9 million at June 30, 2002. The $7.5 million decline represents the Company's purchase and extinguishment, at a discount from par, of 9.125% Senior Notes for $6.4 million of cash, and the related $1.1 million of debt extinguishment income recognized during the three months ended September 30, 2002.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities increased to $412.8 million at September 30, 2002 from $383.1 million at June 30, 2002 primarily due to the Company's increased reliance on its revolving warehouse facilities and, to a lesser extent, as the result of the increase in loans held for sale due to loan originations during the three months ended September 30, 2002, partially offset by the Company's loan dispositions during the period. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

Income taxes payable. Income taxes payable remained substantially unchanged at $8.6 million at September 30, 2002 and $8.6million at June 30, 2002 reflecting the net activity caused by the provision for income taxes offset by income tax remittances recorded during the three months ended September 30, 2002.

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

         The Company's primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) securitization and sale of mortgage loans and related servicing rights, (iii) monetization of residual interests and (iv) monetization of the Company's advances to the securitization trusts. The Company historically had access to working capital financing facilities and the issuance of debt and equity securities to finance its operating cash requirements; however, due to the Company's operating performance in the three most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future.

         The Company had cash and cash equivalents of approximately $21.2 million at September 30, 2002.

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to originate mortgage loans and hold them prior to securitization or sale. At September 30, 2002, the Company had committed revolving warehouse and repurchase facilities in the amount of $900.0 million. Of the $900.0 million of committed revolving warehouse and repurchase facilities available to the Company at September 30, 2002, $300.0 million, $300.0 million and $300.0 million expire on November 16, 2002, March 20, 2003 and July 30, 2003, respectively. The Company is currently negotiating the renewal of the $300.0 million revolving facility that expires on November 16, 2002. There can be no assurances given that the Company will be successful, however, management expects that the facility will be renewed by the lender prior to expiration.

         Certain of the Company's warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans

           All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders' equity, leverage, and net income levels. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments or waivers, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would jeopardize the Company's ability to continue to operate as a going concern.

         Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. As previously reported, the Company currently does not satisfy the specified net worth test, and as a result, the monoline insurer can terminate the Company as servicer. The monoline insurer has to date waived the Company's failure to satisfy the net worth test and to terminate the Company as servicer with respect to those securitization trusts.

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

         During the three months ended September 30, 2002, the Company did not dispose of any of its loans through securitizations and sold all of its $920.7 million of loan dispositions in whole loan sales, compared to $175.0 million of loans securitized and $570.6 million of loans sold in whole loan sales, respectively, during the comparable period a year ago. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations-Revenue."

         In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At September 30, 2002, the Company was required to maintain overcollateralization amounts of $182.6 million, of which $168.1 million was maintained. The remaining $14.5 million is required to be added to the overcollateralization amounts from future spread income from the loans in the securitization trusts. Of the $182.6 million of overcollateralization amounts required at September 30, 2002, $44.1 million is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts.

         In the Company's securitizations structured as a REMIC, the recognition of non-cash gain on sale has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the cash flows are received and applicable reserve or overcollateralization requirements are met

Residual Forward Sale Facility. On August 31, 2000, the Company entered into the Residual Facility with CZI, an affiliate of Capital Z, the Company's largest shareholder, and amended the Residual Facility on September 30, 2002. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) March 31, 2003 (extended from September 30, 2002), (ii) the full utilization of the $75.0 million amount of the Residual Facility, or (iii) a termination event, as defined in the Residual Facility. The Company believes that the Residual Facility has strengthened its ability to include securitizations in its loan disposition strategy through reducing the negative cash flow aspects of securitizations and by providing another source of cash to the Company through periodically converting residual interests into cash.

        At September 30, 2002, the capacity remaining under the Residual Facility was $13.5 million. It is the Company's expectation to sell to CZI residual interests created in future securitizations as a means of enhancing its working capital on a periodic basis. There can be no assurance that the Residual Facility will be renewed beyond its expiration.

         In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. The Company did not dispose of any of its loans through securitizations and no amortization of the remaining capitalized costs was recognized during the three months ended September 30, 2002. During the three months ended September 30, 2001, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.2 million substantially all of which related to the facility fee paid to CZI. At September 30, 2002, the total unamortized capitalized Residual Facility costs remaining to be amortized were $0.7 million, of which $0.6 million related to the facility fee, and are included in prepaid and other assets in the accompanying condensed consolidated balance sheet. If the Residual Facility expires with remaining capacity available or if it were to be terminated prior to its full usage, any remaining unamortized fees would be charged to gain on sale of loans at such times.

Monetization of Advances to the Securitization Trusts. In the past, in order to reduce its interest and servicing advance obligations, the Company entered into arrangements with a buyer pursuant to which the buyer purchased certain cumulative advances and undertook the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. In the future, the Company may enter into similar arrangements as a means to further reduce its advance obligations or to monetize advance receivables.

The Issuance of Debt and Equity Securities. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional equity and debt sources.

         As previously reported, on February 12, 2002, the Company completed its rights offering to its Common Stockholders. The Company sold 637,000 shares of Series D Convertible Preferred Stock at a price of $0.85 per share and raised approximately $542,000 in the offering.

         The Company has previously raised $179.2 million through the sale of preferred stock in several phases, consisting of $170.8 million to Capital Z and its designees, $4.2 million to certain members of the Company's management and $4.2 million to holders of the Company's common stock. Capital Z invested $75.0 million in February1999, $25.0 million in August 1999, $20.8 million pursuant to their standby commitment in a rights offering in October 1999, $34.7 million in June 2000, and $15.3 million in July 2000. The Company also issued $2.9 million of preferred stock to certain management investors in February and October 1999, and $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company in August 2000. The Company raised $4.2 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in October, 1999. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001.

         In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At September 30, 2002, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

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

Risk Management

         During the three months ended September 30, 2002 and 2001, the Company, as it has from time to time, entered into agreements to hedge economic exposure to its fixed rates loans held for sale. At September 30, 2002, the Company had notional amounts of $220.0 million of forward interest rate swap agreements in place to hedge exposure to its fixed rate loans held for sale and pipeline of fixed rate loans. There were no forward interest rate swap agreements in place at September 30, 2001. The following table summarizes certain information regarding the interest rate swap agreements:

At September 30, 2002
Notional Amount In (000's)	Fixed Pay Rate	Variable Receive Rate
$50,000	2.540%	2.126%
50,000	2.465%	2.126%
120,000	2.355%	2.126%
$220,000

         Gain on sale of loans during the three months ended September 30, 2002 includes a charge of $7.9 million related to the Company's hedging activities, of which $7.1 million related to losses on closed forward interest rate swap agreements and $0.8 million related to the Company's mark to the estimated fair value of forward interest rate swap agreements open at September 30, 2002, respectively. Gain on sale of loans during the three months ended September 30, 2001 includes a charge of $1.6 million related to the Company's hedging activities, all of which related to hedge losses recorded on forward interest rate swap agreements that closed during the period. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap agreements or charges to earnings on future derivative contracts into which the Company may enter.

Rate Sensitive Derivative Financial Instruments, Rate Sensitive Assets and Liabilities and Off-Balance Sheet Activities

Sale of Loans -Securitizations and Whole Loan Sales-Interest Rate Risk. A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are either sold or securitized within 90 days of origination or purchase. However, a portion of the loans is held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, the Company mitigates exposure to rising interest rates through the use of forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

Rate sensitive assets and liabilities. At September 30, 2002, the Company's $501.4 million inventory of loans held for sale was comprised of $230.8 million and $270.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 8.33% and 8.53%, respectively. The weighted average interest rate on the Company's inventory of loans held for sale was 8.43% at September 30, 2002. In comparison, at June 30, 2002 the Company's $462.1 million inventory of loans held for sale was comprised of $207.5 million and $254.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 8.83% and 9.09%, respectively. The weighted average interest rate on the Company's total inventory of loans held for sale was 8.93% at June 30, 2002.

         At September 30, 2002, the Company had aggregate outstanding funded indebtedness of $669.2 million, of which $412.8 million and $256.4 million bore variable and fixed interest rates, respectively. At September 30, 2002, the weighted average interest rate on the Company's $412.8 million of outstanding revolving warehouse and repurchase facilities was 2.88%. All of the Company's revolving warehouse and repurchase facilities were indexed to one-month LIBOR which, at September 30, 2002, was 1.81%. The weighted average interest rate on the Company's $256.4 million of outstanding fixed rate borrowings was 7.51% at September 30, 2002. In comparison, at June 30, 2002 the weighted average interest rate on the Company's $383.1 million of outstanding revolving warehouse and repurchase facilities was 2.90%. At June 30, 2002, the one-month LIBOR was 1.84%. The weighted average interest rate on the Company's $264.0 million of outstanding fixed rate borrowings was 7.56% at June 30, 2002.

Residual Interests and MSRs. The Company had residual interests of $190.2 million and $197.3 million outstanding at September 30, 2002 and June 30, 2002, respectively. The Company also had MSRs outstanding at September 30, 2002 and June 30, 2002 in the amount of $2.2 million and $2.9 million, respectively. Both of these instruments are recorded at estimated fair value at September 30, 2002 and June 30, 2002. The Company values these assets based on the present value of future revenues net of expenses using various assumptions. The discount rates used to calculate the present value of the residual interests and MSRs were 13.4% and 15.0%, respectively, at September 30, 2002. The discount rate used to calculate the present value of the residual interests and MSRs was 13.4% and 15.0%, respectively, at June 30, 2002. The weighted average life of the mortgage loans used for valuation was 4.1 years at September 30, 2002 and 3.7years at June 30, 2002.

         These assets are subject to actual prepayment or credit loss risk in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or credit losses be below expectations.

Fair Value of Financial Instruments. The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, accounts receivable, forward interest rate swap agreements, and revolving warehouse and repurchase facilities. Accounts receivable and revolving warehouse and repurchase facilities are short term in nature or generally bear market rates of interest. The carrying amounts of these instruments are reasonable estimates of their fair values. Loans held for sale are carried at the lower of aggregate cost or market. The fair value of forward interest rate swap agreements is based on quoted market prices from a financial counterparty.

Credit Risk. The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

Warehousing Exposure. The Company utilizes revolving warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization or sale in the whole loan markets. At September 30, 2002, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $900.0 million and the total amounts outstanding on these facilities was $412.8 million. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and/or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Item 4. Controls and Procedures. Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries are defendants in Fowler et. al. v. Aames Financial Corporation and Aames Funding Corporation, a putative class action filed on approximately May11, 2001, in U.S. District Court of California, case 2:01cv04330. Plaintiff, a former loan executive, filed this putative class action on behalf of himself and current and former loan executives employed by the Company, and seeks certification of class, damages consisting of alleged unpaid overtime, statutory liquidated damages and waiting time penalties, attorneys' fees and costs, restitution, disgorgement of profits and injunctive relief. Plaintiff alleges that during his employment, he and other loan executives worked in excess of 8 hours per day or 40 hours per week, that the Company willfully failed to pay overtime in violation of the Federal Fair Labor Standards Act and, with respect to loan executives employed in California, in violation of the California Labor Code and Business & Professional Code §17200, et seq. Aames filed an answer denying the claims and asserting various affirmative defenses on September 4, 2001. Discovery is continuing.

         The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the preceding four years. Plaintiffs allege various state law claims premised upon their contention that the Company routinely "upcharges" third party fees and underdiscloses annual percentage rates. On April 26, 2002, Plaintiffs filed a third amended complaint, limiting the purported class to California borrowers and asserting claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under California law and/or that the Company failed to properly disclose the nature of a yield spread premium. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. The Company has answered the amended complaint, again asserting various affirmative defenses. The court has set December 2, 2002 as the date upon which it will consider Plaintiffs' motion to certify a class. No trial date has been set.

         Wilmington Trust Company, as successor indenture trustee with respect to the Company's Senior Notes, brought an action against the Company seeking to prevent the Company from consummating its Exchange Offer. On June 20, 2002, the Supreme Court of the State of New York heard oral arguments related to Wilmington Trust Company's request for an order preliminarily enjoining the Company from proceeding with the Exchange Offer. On July 1, 2002, the court denied Wilmington Company's complaint. On August 1, 2002, Wilmington Trust Company filed an amended complaint seeking a declaratory judgment that if the Company were to proceed with the Exchange Offer an event of default would exist under the indenture governing the Senior Notes. On August 14, 2002, the Company filed a motion to dismiss the amended complaint and request a declaratory judgment that the Exchange Offer would constitute an event of default under the indenture governing the Senior Notes. In a decision dated October 25, 2002, the Supreme Court of the State of New York granted the Company's motion to dismiss the Trustee's amended complaint and issued a declaratory judgment in favor of the Company that the Exchange Offer, if consummated, would not (i) violate the terms of the indenture governing the Senior Notes, or give rise to an event of default thereunder, or (ii) constitute a breach of an implied covenant of good faith and fair dealing.

        The Company cannot predict the outcome of these matters. The Company believes these suits are without merit and intends to vigorously defend these actions. However, the Company believes that an unfavorable outcome of one or more of the above cases could have a material adverse effect on the Company's consolidated financial position and results of operations.

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

Item 2. Changes in Securities-None

Item 3. Defaults upon Senior Securities-None

Item 4. Submission of Matters to a Vote of Security Holders-None

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form8-K

(a)	Exhibits: See Exhibit Index
(b)	The Company filed the following Current Reports on Form8-K during the quarter ended September 30, 2002:
On July 3, 2002, the Company filed a Form 8-K (dated July 2, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, July 19, 2002.

On July 11, 2002, the Company filed a Form 8-K (dated May 31, 2002) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

On July 22, 2002, the Company filed a Form 8-K (dated July 19, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, August 2, 2002.
On July 31, 2002, the Company filed a Form 8-K (dated June 30, 2002) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.
On August 2, 2002, the Company filed a Form 8-K (dated August 1, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, August 16, 2002.
On August 16, 2002, the Company filed a Form 8-K (dated August 16, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, September 6, 2002.
On September 6, 2002, the Company filed a Form 8-K (dated September 6, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, September 20, 2002.
On September 23, 2002, the Company filed a Form 8-K (dated September 20, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, October 4, 2002.
On September 30, 2002, the Company filed a Form 8-K (dated September 27, 2002) reporting fiscal 2002 and fourth quarter results and the release of wholesale web-based automated underwriting engine.

AAMES FINANCIAL CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION
Date: November 14, 2002

By:
/s/Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President - Finance and
Chief Financial Officer

CERTIFICATIONS

I, A. Jay Meyerson, certify that:

1.	I have reviewed this quarterly report on Form10-Q of Aames Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ A. Jay Meyerson
A. Jay Meyerson
Chief Executive Officer
(Principal Executive Officer)

I, Ronald J. Nicolas, Jr., certify that:

1.	I have reviewed this quarterly report on Form10-Q of Aames Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant, as amended (2)
4.1	Specimen certificate evidencing Common Stock of Registrant (1)
4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)
4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)
4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)
4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)
4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)
4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)
4.8(a)	Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent (4)
4.8(b)	Amendment to Rights Agreement, dated as of April 27, 1998 (5)
4.8(c)	Amendment to Rights Agreement, dated as of December 23, 1998 (6)
4.9(a)	Indenture of Trust, dated February 1, 1995, between Registrant and Bankers Trust Company of California, N.A., relating to Registrant's 10.50% Senior Notes due 2002 (7)
4.9(b)	Supplemental Indenture of Trust, dated as of April 25, 1995 to Exhibit 4.9(a) (8)
4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (9)
4.11(a)	First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (9)
4.11(b)	Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (10)
10.34(b)	First Amendment to the Residual Forward Sale Facility, dated September 30, 2002, between Registrant and Capital Z Investments, L.P.
11	Computation of Net Income (Loss) Per Common Share

(1)	Incorporated by reference from Registrants Annual Report on Form10-K for the year ended June30, 2000 and filed with the Commission on September28, 2000
(2)	Incorporated by reference from Registrant's Annual Report on Form10-K for the year ended June30, 1999 and filed with the Commission on September 3, 1999
(3)	Included in Exhibit3.1
(4)	Incorporated by reference from Registrant's Registration Statement on Form8-A, File No.33-13660, filed with the Commission on July12, 1996

(5)	Incorporated by reference from Registrant's Registration Statement on Form8-A/A dated as of, and filed with the Commission on, April 27, 1998
(6)	Incorporated by reference from Registrant's Current Report on Form8-K dated as of December 23, 1998 and filed with the Commission on December 31, 1999
(7)	Incorporated by reference from Registrant's Registration Statement on Form S-2, File No.33-88516
(8)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 and on file with the Commission
(9)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996
(10)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and filed with the Commission on February 22, 1999