Form 10-Q
period 2002-12-31
AAMES FINANCIAL CORP/DE
filed 2003-02-14
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 0-13660

AAMES FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-4340340
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 SOUTH GRAND AVE, LOS ANGELES, CA 90071-3459
(Address of principal executive offices)

323-210-5000
(Issuer's telephone number)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒           ☐

              At February 12, 2003, Registrant had 6,594,157 shares of common stock outstanding.

Item No.		Page Number

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002 (Unaudited)	June 30, 2002 (Audited)
ASSETS
Cash and cash equivalents	$ 13,686,000	$ 17,391,000
Loans held for sale, at lower of cost or market	628,319,000	462,068,000
Accounts receivable	56,408,000	61,276,000
Residual interests, at estimated fair value	151,756,000	197,297,000
Mortgage servicing rights, net	1,457,000	2,920,000
Equipment and improvements, net	9,828,000	10,936,000
Prepaid and other	14,779,000	14,710,000

Total assets	$ 876,233,000	$ 766,598,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$ 200,111,000	$ 263,970,000
Revolving warehouse and repurchase facilities	543,557,000	383,119,000
Accounts payable and accrued expenses	36,967,000	36,005,000
Accrued dividends on convertible preferred stock	43,618,000	37,763,000
Income taxes payable	8,571,000	8,556,000

Total liabilities	832,824,000	729,413,000

Commitments and contingencies
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares
authorized; none outstanding	--	--
Series B Convertible Preferred Stock, par value $0.001 per share;
29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share;
61,230,000 shares authorized; 20,178,000 and 20,186,000 shares
outstanding	20,000	20,000
Series D Convertible Preferred Stock; par value $0.001 per share;
108,566,000 shares authorized; 60,019,000 and 60,020,000 shares
outstanding	60,000	60,000
Common Stock, par value $0.001 per share; 400,000,000 shares authorized;
6,592,000 and 6,482,000 shares outstanding	7,000	6,000
Additional paid-in capital	418,110,000	418,027,000
Retained deficit	(374,815,000)	(380,955,000)

Total stockholders' equity	43,409,000	37,185,000

Total liabilities and stockholders' equity	$ 876,233,000	$ 766,598,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenue:
Gain on sale of loans	$ 32,527,000	$ 31,812,000	$ 64,059,000	$ 55,636,000
Write-down of residual interests	(31,923,000)	(17,000,000)	(31,923,000)	(27,000,000)
Origination fees	14,315,000	15,044,000	27,690,000	28,879,000
Loan servicing	2,329,000	3,361,000	5,084,000	6,433,000
Debt extinguishment income	26,005,000	--	27,092,000	--
Interest	20,743,000	21,335,000	39,357,000	43,728,000

Total revenue, including
write-down of residual
interests	63,996,000	54,552,000	131,359,000	107,676,000

Expenses:
Personnel	35,655,000	29,115,000	66,877,000	55,015,000
Production	5,652,000	4,916,000	11,815,000	9,241,000
General and administrative	10,919,000	8,658,000	21,596,000	19,355,000
Interest	8,122,000	9,474,000	16,891,000	20,524,000

Total expenses	60,348,000	52,163,000	117,179,000	104,135,000

Income before income taxes	3,648,000	2,389,000	14,180,000	3,541,000
Provision for income taxes	1,568,000	852,000	2,186,000	1,378,000

Net income	$ 2,080,000	$ 1,537,000	$ 11,994,000	$ 2,163,000

Net income (loss) to common stockholders:
Basic	$ 47,000	$(2,845,000)	$ 6,138,000	$ (6,542,000)

Diluted	$ 47,000	$(2,845,000)	$ 11,994,000	$ (6,542,000)

Net income (loss) per common share:
Basic	$ 0.01	$ (0.44)	$ 0.94	$ (1.03)

Diluted	$ 0.01	$ (0.44)	$ 0.13	$ (1.03)

Weighted average number of shares
outstanding:
Basic	6,513,000	6,402,000	6,498,000	6,334,000

Diluted	6,513,000	6,402,000	92,045,000	6,334,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2002	2001
Operating activities:
Net income	$ 11,994,000	$ 2,163,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,080,000	2,116,000
Noncash gain on sale of loans	--	(6,906,000)
Write-down of residual interests	31,923,000	27,000,000
Accretion of residual interests	(9,664,000)	(17,357,000)
Debt extinguishment income	(27,092,000)	--
Mortgage servicing rights amortized	1,463,000	1,973,000
Changes in assets and liabilities:
Loans held for sale originated	(2,275,893,000)	(1,557,577,000)
Proceeds from sale of loans held for sale	2,109,642,000	1,576,581,000
Decrease (increase) in:
Accounts receivable	4,868,000	1,335,000
Residual interests	23,282,000	23,967,000
Prepaid and other	(69,000)	954,000
Increase (decrease) in:
Accounts payable and accrued expenses	962,000	(772,000)
Income taxes payable	15,000	351,000

Net cash provided by (used in) operating activities	(126,489,000)	53,828,000

Investing activities:
Purchases of equipment and improvements	(972,000)	(1,718,000)

Net cash used in investing activities	(972,000)	(1,718,000)

Financing activities:
Reduction in borrowings:
Mandatory sinking fund payment	(19,830,000)	--
Other principal redemptions	(16,937,000)	--
Proceeds from issuance of common stock from exercise of options	85,000	--
Net increase (reduction) in revolving warehouse and repurchase
facilities	160,438,000	(65,823,000)

Net cash provided by (used in) financing activities	123,756,000	(65,823,000)

Net decrease in cash and cash equivalents	(3,705,000)	(13,713,000)
Cash and cash equivalents at beginning of period	17,391,000	27,583,000

Cash and cash equivalents at end of period	$ 13,686,000	$ 13,870,000

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

        The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and six months ended December 31, 2002 are not necessarily indicative of the results expected for the full fiscal year.

        At December 31, 2002, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, "Capital Z") owned convertible preferred stock representing approximately 90.1% of the Company's combined voting power in the election of directors and approximately 44.8% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

Note 2: Residual Forward Sale Facility with Related Party

        On August 31, 2000, the Company entered into a Residual Forward Sale Facility (the “Residual Facility”), amended on September 30, 2002, with Capital Z Investments, L.P., a Bermuda partnership (“CZI”), an affiliate of Capital Z, the Company's largest shareholder. Pursuant to the terms of the Residual Facility, the Company may sell up to $75.0 million of its residual interests for cash in future securitizations through the earliest of (i) March 31, 2003, (ii) the full utilization of the $75.0 million Residual Facility amount, or (iii) a termination event, as defined in the Residual Facility. The sales of the residual interests are without recourse to the Company. At December 31, 2002, the capacity remaining under the Residual Facility was $4.4 million.

        During the three months ended December 31, 2002, the Company completed a securitization of $315.0 million of mortgage loans and sold the residual interest created therein to CZI for $8.6 million under the Residual Facility. During the three months ended September 30, 2002, the Company did not dispose of any of its loans through a securitization nor did the Company use the Residual Facility. At December 31, 2002, the capacity remaining under the Residual Facility was $4.4 million.

        In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three months ended December 31, 2002, amortization of total capitalized Residual Facility costs charged to gain on sale was $0.4 million, substantially all of which related to the facility fee paid to CZI. There was no amortization of capitalized Residual Facility costs during the three months ended December 31, 2001, as the Company did not utilize the Residual Facility during that period. During the six months ended December 31, 2002 and 2001, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.6 million and $0.2 million, respectively, substantially all of which related to the amortization of the facility fee paid to CZI.

Note 3: Subsidiary Guarantors

        In October 1996, the Company completed an offering of its 9.125% Senior Notes due November 2003 which were guaranteed by all of the Company's operating subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Aames Financial Corporation is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net earnings and net equity of such subsidiaries are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis.

        Aames Financial Corporation has guaranteed amounts outstanding under revolving warehouse and repurchase agreements pursuant to which certain of its operating subsidiaries are the contractual borrowers. The guarantees are full, complete and unconditional.

Note 4: Debt Extinguishment Income

        On December 13, 2002, the Company consummated its offer to exchange (the “Exchange Offer”) its newly issued 5.5% Convertible Subordinated Debentures due 2012 (the “New Debentures”) for its outstanding 5.5% Convertible Subordinated Debentures due 2006 (the “Existing Debentures”). The Company exchanged $49.6 million of the outstanding Existing Debentures that were tendered and issued an equal amount of New Debentures. On December 23, 2002, the Company redeemed $19.8 million, or 40.0%, of the principal amount outstanding on the New Debentures through a scheduled mandatory sinking fund payment. On December 31, 2002, SFP forgave $25.0 million principal balance of its New Debentures due it from the Company. At December 31, 2002, amounts outstanding under the Existing Debentures and the New Debentures were $64.4 million and $4.8 million, respectively.

Note 5: Per Share Data

        The following table sets forth information regarding basic and diluted net income (loss) per common share for the three and six months ended December 31, 2002 and 2001 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Basic net income (loss) per common share:
Net income	$ 2,080	$ 1,537	$ 11,994	$ 2,163
Less: Accrued dividends on Series B, C
and D Convertible Preferred Stock	(2,033)	(4,382)	(5,856)	(8,705)

Basic net income (loss) to common
stockholders	$ 47	$ (2,845)	$ 6,138	$ (6,542)

Basic weighted average number of
common shares outstanding	6,513	6,402	6,498	6,334

Basic net income (loss) per common
share	$ 0.01	$ (0.44)	$ 0.94	$ (1.03)

Diluted net income (loss) per common share:
Basic net income (loss) to common
stockholders	$ 47	$ (2,845)	$ 6,138	$ (6,542)
Plus: Accrued dividends on Series B, C
and D Convertible Preferred Stock	--	--	5,856	--
Diluted net income (loss) to common
stockholders	$ 47	$ (2,845)	$ 11,994	$ (6,542)

Basic weighted average number of
common shares outstanding	6,513	6,402	6,498	6,334
Plus incremental shares from assumed
conversions of:
Series B, C and D Convertible
Preferred Stock	--	--	85,547	--

Diluted weighted average number of
common shares outstanding	6,513	6,402	92,045	6,334

Diluted net income (loss) per common
share	$ 0.01	$ (0.44)	$ 0.13	$ (1.03)

        During the three months ended December 31, 2002, the Company had 5.5% Convertible Subordinated Debentures and Series B, C and D Convertible Preferred Stock which, if converted into common shares, would result in 87.0 million of additional common shares and which could potentially dilute net income (loss) per common share. These common shares were not included in the computation of diluted net income per common share during the three months ended December 31, 2002 as the conversions were not assumed due to their antidilutive effect.

        During the six months ended December 31, 2002, the conversion of the 5.5% Convertible Subordinated Debentures into $1.5 million of common shares was not assumed due to their antidilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of the financial condition and results of operations of Aames Financial Corporation and its subsidiaries (the "Company") should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. The following discussion includes Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk.

Special Note Regarding Forward-Looking Information

         This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, and, (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions "Recent Developments" and "Risk Factors" and the other portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2003 and any current reports on Form 8-K filed by the Company.

Recent Events

         As previously disclosed, on December 13, 2002, the Company consummated its offer to exchange its newly issued 5.5% Convertible Subordinated Debentures due 2012 for its outstanding 5.5% Convertible Subordinated Debentures due 2006. The Company exchanged $49.6 million of the outstanding Existing Debentures that were tendered and issued an equal amount of New Debentures. On December 23, 2002, the Company redeemed $19.8 million, or 40.0%, of the principal amount outstanding on the New Debentures through a scheduled mandatory sinking fund payment. On December 31, 2002, SFP forgave $25.0 million principal balance of its New Debentures due it from the Company. At December 31, 2002, amounts outstanding under the Existing Debentures and the New Debentures were $64.4 million and $4.8 million, respectively.

        In its regular quarterly review of its retained residual interests during the three months ended December 31, 2002, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in those securitized pools, other industry data and economic factors prevailing in the U.S. economy. As a result of the review, the Company increased its credit loss assumptions, increased its annual prepayment rate assumptions and changed its forward interest rate curve assumptions used in estimating the fair value of the retained residual interests. The effect of these changes in estimates resulted in a $31.9 million write-down to the carrying value of the Company's residual interests during the three and six months ended December 31, 2002.

        During the three months ended December 31, 2002, the Company recorded net income of $2.1 million compared to $1.5 million during the comparable three month period a year ago.

         Total revenue during the three months ended December 31, 2002 increased $9.4 million to $64.0 million from $54.6 million during the comparable period a year ago. Total revenue during the three months ended December 31, 2002 includes $26.0 million of debt extinguishment income. The $26.0 million is comprised of $25.0 million related to SFP's forgiveness of its holdings of the Company's 5.5% Convertible Subordinated Debentures due 2012 and $1.0 million of debt extinguishment income recognized in connection with the Company's extinguishment of $11.5 million of its 9.125% Senior Notes at a discount from par for $10.5 million of cash during the three months ended December 31, 2002. Total revenue during the three months ended December 31, 2002 also includes a $31.9 million write-down to the Company's residual interests. Excluding the $26.0 million of debt extinguishment income and the $31.9 million write-down to the residual interests during the three months ended December 31, 2002, and the $17.0 million residual interest write-down during the three months ended December 31, 2001, total revenue decreased $1.7 million during the three months ended December 31, 2002 from total revenue during the comparable three month period in 2001. The $1.7 million decrease in total revenue was comprised of decreases of $1.1 million, $0.7 million and $0.6 million in loan servicing, origination fees and interest income, respectively, partially offset by a $0.7 million increase in gain on sale of loans.

         Total expenses during the three months ended December 31, 2002 increased $8.1 million to $60.3 million from $52.2 million during the three months ended December 31, 2001. The increase in expenses during the three months ended December 31, 2002 from expenses reported during the comparable period a year ago was attributable primarily to increases of $6.6 million, $2.2 million and $0.8 million in personnel, general and administrative and production expenses, respectively, partially offset by a $1.4 million decrease in interest expense.

        During the three months ended December 31, 2002, the Company completed a $315.0 million securitization of mortgage loans and the Company sold for $8.6 million of cash the residual interest created in the securitization to an affiliate.

        On November 22, 2002, the Company renewed an existing $300.0 million committed revolving repurchase facility with a new maturity date of May 15, 2003.

        Subsequent to the three months ended December 31, 2002, the Company extinguished an additional $3.0 million of the 9.125% Senior Notes at a discount from par.

General

        The Company is a consumer finance company primarily engaged in the business of originating, selling and servicing home equity mortgage loans secured by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender since 1954.

        The Company originates loans through its retail and broker production channels. The Company's principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. The Company believes these borrowers continue to represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risk assumed. The residential mortgage loans originated by the Company, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness or to finance other consumer needs and, to a lesser extent, to purchase homes.

        The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its loan production; (ii) reducing its cost of production; (iii) maximizing its opportunities in loan servicing; and (iv) maintaining adequate liquidity and access to the capital markets.

Increasing the Amount and Value of Its Loan Production. The Company intends to increase the size of its overall originations while improving its value. The Company's traditional retail branch network, the National Loan Centers, its traditional regional broker office network and its broker telemarketing and Internet platforms are all targeted as sources of growth. In its traditional retail branch network, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, improving its customer service levels and branch efficiencies. The Company's traditional regional broker office network plans to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers' customer bases. The Company's National Loan Centers, which produce loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their originations by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its products to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

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

Maximizing Its Opportunities in Loan Servicing. The Company intends to maximize opportunities in loan servicing taking into consideration the Company's overall profitability and liquidity position. Retaining loan servicing generates servicing income and related fees over the life of the loans in the servicing portfolio compared to receiving cash up front in selling servicing rights to third parties in connection with whole loan sales and securitizations. During the year ending June 30, 2003, the Company expects to maximize profitability and cash flow by selling all of its loan production through whole loan sales and securitizations on a servicing released basis. All of the Company's loan disposition during the three months ended December 31, 2002 were on a servicing released basis. The Company's total loan servicing portfolio at December 31, 2002 increased $166.1 million, or 7.2%, to $2.5 billion from the balance of the total servicing portfolio at June 30, 2002, due to an increase in loans serviced on an interim basis, but declined $289.9 million, or 10.5%, from $2.8 billion at December 31, 2001. Mortgage loans in securitization trusts serviced in-house declined $239.4 million, or 20.1%, to $952.6 million at December 31, 2002 from $1.2 billion at June 30, 2002, and declined by $528.9 million, or 35.7%, from $1.5 billion at December 31, 2001 due to existing loan servicing run-off, in the form of principal amortization, prepayments and liquidations.

Maintaining Adequate Liquidity and Access to the Capital Markets. The Company intends to continue to increase and diversify its funding sources by adding more warehouse or repurchase facilities, expanding its current funding relationships and identifying new funding sources. The Company intends to continue to fund its operations by disposing of loans for cash in the whole loan market, monetizing residual interests, selling the mortgage servicing rights and the rights to prepayment fees on the mortgage loans in its securitizations, monetizing advances and developing new sources for working capital.

        The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

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

         The following table sets forth the number of retail branches, National Loan Centers and broker offices operated by the Company at December 31, 2002 and 2001:

	December 31,
	2002	2001

Traditional retail branches	92	100
National Loan Centers	2	2
Traditional regional broker offices	4	5

         The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Retail:
Traditional retail branch network	$ 372,542	$347,445	$ 694,457	$ 655,908
National Loan Centers	143,691	90,812	273,990	135,497

Total retail	516,233	438,257	968,447	791,405

Broker:
Traditional regional office network(1)	702,928	369,116	1,168,091	715,294
Telemarketing and Internet	87,574	27,178	139,355	50,878

Total broker	790,502	396,294	1,307,446	766,172

Total production	$1,306,735	$834,551	$2,275,893	$1,557,577

(1)	Includes the purchase of closed loans on a flow basis from correspondents of $1.0 million and $5.6 million during the three months ended December 31, 2002 and 2001, respectively, and $3.7 million and $13.6 million during the six months ended
December 31, 2002 and 2001, respectively.

Total Loan Production. Total loan production during the three months ended December 31, 2002 increased $337.5 million, or 34.8% to $1.3 billion from $969.2 million reported during the three months ended September 30, 2002, and increased $472.1 million, or 56.6%, over the $834.6 million of total loan production reported during the three months ended December 31, 2001. Total loan production during the six months ended December 31, 2002 increased $718.3 million, or 46.1%, to $2.3 billion over the $1.6 billion of total mortgage loan production reported during the six months ended December 31, 2001. Total loan production during the three and six months ended December 31, 2002 increased from the comparable three and six month periods in 2001 due to the continuation of the favorable mortgage interest rate environment and to the issuance of new uniform underwriting guidelines throughout the Company designed to improve the Company's competitive position and to provide greater underwriting consistency among the retail and broker origination channels. The overall interest rate environment during the three and six months ended December 31, 2002 was generally more favorable than during the three and six months ended December 31, 2001.

        In the event that a less favorable mortgage interest rate environment evolves during calendar year 2003, it could reduce the overall demand for mortgage loans generally and demand for the Company's mortgage loan products. While no assurances can be made, should that event occur the Company expects to be responsive to such changes in market conditions.

Retail Production. The Company's total retail production was $516.2 million during the three months ended December 31, 2002, an increase of $64.0 million, or 14.2%, over the $452.2 million reported during the three months ended September 30, 2002, and an increase of $77.9 million, or 17.8%, over the $438.3 million of total retail production during the three months ended December 31, 2001. During the six months ended December 31, 2002, total retail production increased $177.0 million, or 22.4%, over the $791.4 million of total retail production during the six months ended December 31, 2001.

        Traditional Retail Branch Network

        The Company's traditional retail branch network production was $372.5 million during the three months ended December 31, 2002, an increase of $50.6 million, or 15.7%, over the $321.9 million of traditional retail branch network production reported during the three months ended September 30, 2002, and an increase of $25.1 million, or 7.2%, over the $347.4 million reported during the three months ended December 31, 2001. During the six months ended December 31, 2002, traditional retail branch network production increased $38.6 million, or 5.9%, to $694.5 million from $655.9 million during the comparable six month period a year ago.

        National Loan Centers

         Mortgage loan production from the Company's National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, increased $13.4 million, or 10.3% to $143.7 million during the three months ended December 31, 2002 from $130.3 million during the three months ended September 30, 2002, and increased $52.9 million over the $90.8 million of loan production reported during the three months ended December 31, 2001. During the six months ended December 31, 2002, mortgage loan production from the Company's National Loan Centers increased $138.5 million, or 102.2%, to $274.0 million from $135.5 million during the six months ended December 31, 2001. The increase in the National Loan Centers' production during the three and six months ended December 31, 2002 over their production levels during the three and six months ended December 31, 2001 was due, in part, to the fact that the December 2002 periods' production included loan production from the Company's second National Loan Center that commenced operations in November 2001 and did not contribute materially to production in the 2001 periods.

Broker Production. The Company's total broker production increased $273.6 million, or 52.9%, to $790.5 million during the three months ended December 31, 2002 over the $516.9 million of total broker production reported during the three months ended September 30, 2002, and increased $394.2 million, or 99.5%, over the $396.3 million reported during the three months ended December 31, 2001. During the six months ended December 31, 2002, total broker mortgage loan production increased $541.2 million, or 70.6%, to $1.3 billion from $766.2 million during the comparable six month period in 2001. The increase in the Company's total broker production during the three and six months ended December 31, 2002 was attributable to improved market penetration due to changes in the Company's underwriting guidelines which improved product availability in the wholesale channel and increased utilization by brokers of the Company's broker telemarketing and Internet platform. In addition, the Company's broker production benefited from the continuation of the favorable mortgage interest rate environment.

         Traditional Regional Broker Office Network

        Mortgage loan production from the traditional regional broker office network during the three months ended December 31, 2002 was $702.9 million which increased $237.7 million and $333.8 million over the $465.2 million and $369.1 million, respectively, of traditional regional broker office network production during the three months ended September 30, 2002 and December 31, 2001, respectively. During the six months ended December 31, 2002, mortgage loan production through the Company's traditional regional broker office network was $1.2 billion, an increase of $452.8 million, or 63.3%, over the $715.3 million of traditional regional broker network production during the comparable six month period in 2001.

         Broker Telemarketing and Internet

         Broker mortgage loan production through telemarketing and the Internet was $87.6 million during the three months ended December 31, 2002, an increase of $35.8 million, or 69.1%, over the $51.8 million reported during the three months ended September 30, 2002, and an increase of $60.4 million over the $27.2 million reported during the three months ended December 31, 2001.

         During the six months ended December 31, 2002, broker mortgage loan production through telemarketing and the Internet was $139.4 million, an increase of $88.5 million over the $50.9 million reported during the six months ended December 31, 2001.

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

        In a securitization, the underlying securities are generally overcollateralized by the Company depositing mortgage loans with a principal balance exceeding the principal balance of the securities. The upfront overcollateralization required in securitizations is generally cash flow negative to the Company in the early years of the securitization. The Company has used the Residual Facility to reduce the negative cash flow aspects of securitization and to provide another source of cash to the Company through periodic sales of residual interests for cash. The Company completed a securitization and sold for $8.6 million of cash its residual interest through the Residual Facility during the three months ended December 31, 2002. The initial capacity of the Residual Facility was $75.0 million and at December 31, 2002 the remaining capacity under the Residual Facility was $4.4 million. As a result, the Company's evaluation of loan disposition strategies going forward will include the negative cash flow considerations associated with the upfront overcollateralization required in securitizations compared to the positive cash flow considerations of whole loan sales for cash.

         The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three and six months ended December 31, 2002 and 2001 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Loans pooled and sold in
securitizations	$ 314,958	$234,955	$ 314,958	$ 409,963
Whole loan sales	860,969	600,235	1,781,673	1,170,879

Total loans securitized and sold	$1,175,927	$835,190	$2,096,631	$1,580,842

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

        During the three months ended December 31, 2002, total mortgage loan dispositions increased $340.7 million to $1.2 billion from $835.2 million of total loan dispositions during the three months ended December 31, 2001. Total mortgage loan dispositions during the six months ended December 31, 2002 were $2.1 billion, an increase of $515.8 million over the $1.6 billion of total mortgage loan dispositions during the comparable period a year ago. The Company's increased loan dispositions during the three and six months ended December 31, 2002 over the comparable periods a year ago are primarily related to its increased mortgage loan production levels during the fiscal 2003 periods over mortgage loan production levels during the comparable fiscal 2002 periods.

        The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the three months ended December 31, 2002, the Company securitized $315.0 million of mortgage loans, an increase of $80.0 million from the $235.0 million of mortgage loans securitized during the comparable three month period a year ago. Whole loan sales for cash during the three months ended December 31, 2002 were $861.0 million, an increase of $260.8 million over the $600.2 million of whole loan sales during the three months ended December 31, 2001. During the six months ended December 31, 2002, the Company securitized $315.0 million of mortgage loans compared to $410.0 million during the comparable period a year ago. During the six months ended December 31, 2002, the Company continued to be more reliant on whole loan sales selling $1.8 billion of mortgage loans in whole loan sales for cash compared to $1.2 billion of whole loan sales for cash during the six months ended December 31, 2001. The Company relied more heavily upon whole loan sales over securitizations as its loan disposition strategy during the three and six months ended December 31, 2002 and 2001, due to attractive pricing conditions prevailing in the whole loan markets during such periods and, to a lesser extent, due to the Company's strategy of retaining capacity in the Residual Facility until its expiration in March 2003. Future adverse changes to the current interest rate environment or in the current economic climate, as well as, the expected full utilization of the Residual Facility during the three months ended March 31, 2003, could affect the mix in the composition of the Company's strategy of selling loans in the form of securitizations or whole loan sales in future periods.

        Loan Servicing. The Company's servicing portfolio consists of mortgage loans securitized prior to the year ended June 30, 2000 for which the Company retained servicing, and loans serviced on an interim basis, consisting of loans held for sale and loans subserviced for others on an interim basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. It is the Company's strategy to maximize opportunities in loan servicing. As a means to maximize cash flow from securitizations, the Company sells for cash the servicing rights in securitizations. Moreover, the Company does not retain servicing on loans it sells in whole loan sale markets.

        The following table sets forth certain information regarding the Company's servicing portfolio at December 31, 2002 and 2001 and June 30, 2002 (dollars in millions):

	December 31,		June 30,
	2002	2001	2002
Mortgage loans serviced
Loans in securitization trusts serviced in-house	$ 952.6	$ 1,481.5	$ 1,192.0
Loans serviced on an interim basis	1,417.0	1,128.6	991.0

Serviced in-house	2,369.6	2,610.1	2,183.0
Loans in securitization trusts
subserviced by others	104.5	153.9	125.0

Total servicing portfolio	$ 2,474.1	$ 2,764.0	$ 2,308.0

Percentage serviced in-house	95.8%	94.4%	94.6%

        The Company has not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released since that time. The Company's total servicing portfolio at December 31, 2002 declined $289.9 million, or 10.5%, from $2.8 billion at December 31, 2001, reflecting loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations during the quarter. The Company's portfolio of mortgage loans in securitization trusts serviced in-house declined $528.9 million, or 35.7%, to $952.6 million at December 31, 2002 from $1.5 billion at December 31, 2001. In general, the Company's portfolio of mortgage loans in securitization trusts may be adversely affected by the current mortgage interest rate environment which could accelerate prepayment activity. This decline of loans in securitization trusts serviced in-house was partially offset by an increase of $288.4 million to $1.4 billion of mortgage loans serviced by the Company on an interim basis at December 31, 2002 from $1.1 billion at December 31, 2001. The increase was due to increased loan production during the six months ended December 31, 2002. Mortgage loans serviced on an interim basis includes loans held for sale and loans sold by the Company but servicing on such loans has not yet been transferred to new servicers by the buyers.

         The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio.

         The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to the inclusion of lower credit grade mortgage loans in the securitization trusts. Delinquent loans (by principal balance) decreased at December 31, 2002 to $191.5 million from $222.1 million at June 30, 2002 and $317.9 million at December 31, 2001. The delinquency rate at December 31, 2002 was 7.7% compared to 9.6% at June 30, 2002 and 11.5% at December 31, 2001. The delinquency rate at December 31, 2002 declined from the delinquency rate at June 30, 2002, due to the fact that loans in the Company's portfolio of mortgage loans in securitized trusts, which contains the majority of deliquent loans, became a smaller part of the Company's total servicing portfiolio. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company expects the delinquency rate to continue to decline as the Company's portfolio of mortgage loans in securitization trusts (and the number of delinquent loans in such trusts) continues to decline and become a smaller component of the Company's total servicing portfolio.

        Delinquent loans in the Company's portfolio of loans in securitization trusts (serviced in-house and by others) were $175.3 million, $207.1 million and $286.4 million at December 31, 2002, June 30, 2002 and December 31, 2001, respectively. The dollar amount of such delinquent loans when expressed as a percentage of the Company's portfolio of loans in securitization trusts (serviced in-house and by others) was 16.6%, 15.7% and 17.5% at December 31, 2002, June 30, 2002 and December 31, 2001, respectively. Delinquent loans in the Company's portfolio of loans serviced on an interim basis were $16.2 million, $15.0 million and $31.5 million at December 31, 2002, June 30, 2002 and December 31, 2001, respectively. The dollar amount of such delinquent loans when expressed as a percentage of the Company's portfolio of loans serviced on an interim basis was 1.1%, 1.5% and 2.8% at December 31, 2002, June 30, 2002 and December 31, 2001, respectively.

        During the six months ended December 31, 2002, losses on loan liquidations decreased to $20.0 million from $35.0 million during the comparable six month period a year ago primarily due to the decrease in the number of loans liquidated. Substantially all of the foreclosures and liquidations handled by the Company occur in connection with the Company's portfolio of mortgage loans in securitization trusts. The Company expects net losses on loan liquidations to continue to decline as the Company's portfolio of mortgage loans in securitization trusts (and the number of foreclosed loans in such trusts) continues to decline.

         Credit losses incurred by the Company on liquidations of loans were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's retail and broker production channels. During the six months ended December 31, 2002, approximately 30.9% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 21.1% of the Company's servicing portfolios when measured at July 1, 2002. The Company has discontinued the bulk purchase of correspondent loans, increased its focus on higher credit grade loans and discontinued certain broker programs. However, because the Company has been selling its more recent loan production in whole loan sales for cash and in securitizations on a servicing released basis, the effects of the changes in its loan origination strategies have generally not affected delinquencies and losses caused by mortgage loans remaining in its securitized trusts from the old programs. The bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Further, current market conditions, and recent regulatory changes in certain states have resulted in the tightening of underwriting guidelines by many subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

         Because foreclosures and credit losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses.

        The following table sets forth delinquency, foreclosure, and loss information of the Company's total servicing portfolio at or during the periods indicated:

At or During the

	Six Months Ended December 31,		Year Ended June 30,

	2002	2001	2002	2001	2000
(Dollars in thousands)
Percentage of dollar amount of delinquent loans to
loans serviced (period end)(1)(2)(3)(4)
One month	0.7%	1.3%	0.7%	1.7%	1.9%
Two months	0.3%	0.7%	0.5%	0.7%	0.8%
Three or more months:
Not foreclosed(5)	6.0%	8.1%	7.4%	8.9%	9.0%
Foreclosed(6)	0.7%	1.4%	1.0%	1.7%	1.9%

Total	7.7%	11.5%	9.6%	13.0%	13.6%

Percentage of dollar amount of loans foreclosed
during the period to servicing portfolio(4)(8)	0.7%	1.2%	2.2%	3.0%	3.6%

Number of loans foreclosed during the period	242	458	780	1,238	1,854
Principal amount of foreclosed loans during the
period	$ 16,932	$ 32,989	$ 56,419	$ 89,884	$ 135,629
Number of loans liquidated during the period	579	786	1,624	2,479	2,749
Net losses on liquidations during the period(7)	$ 20,029	$ 35,002	$ 67,444	$ 91,754	$ 96,119
Percentage of annualized losses to servicing
portfolio(4)(8)	1.6%	2.6%	2.6%	3.0%	2.6%
Servicing portfolio at period end	$2,474,000	$2,764,000	$2,308,000	$2,717,000	$3,560,000

(1)	Delinquent loans are loans for which more than one payment is due.

(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3)	At December 31, 2002, the dollar volume of loans delinquent more than 90 days in 7 of the Company's 22 real estate mortgage investment conduit (“REMIC”) trusts, exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus 8 additional REMIC trusts have also exceeded certain loss limits. At December 31, 2002, the unpaid principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $207.0 million, or 19.6% of the total loans serviced (in-house and subserviced) in securitization trusts. At December 31, 2002, the unpaid principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $708.0 million, or 67.0% of the total loans serviced (in-house and subserviced) in securitization trusts.

(4)	The servicing portfolio used in the percentage calculations includes loans serviced by the Company on an interim basis of $1.4 billion, $1.1 billion, $991.0 million, $722.0 million and $281.0 million for the periods ended December 31, 2002, December 31, 2001, June 30, 2002, June 30, 2001 and June 30, 2000, respectively.

(5)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(6)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(7)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the period indicated.

(8)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicers during the related periods indicated.

Critical Accounting Policies

         The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000.

        The Company did not retain residual interests created in any of the $585.0 million and $1.2 billion of securitizations which closed during the years ended June 30, 2002 and 2001, respectively, as all such residual interests were sold for cash under the Residual Facility. During the three months ended December 31, 2002, the Company completed a $315.0 million securitization of mortgage loans and sold for cash the residual interest created therein to CZI under the Residual Facility.

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

         In a securitization, the Company conveys loans that it has originated and, to a lesser extent, purchased to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the portion sold and any retained interests (residual interests) based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

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

         The Company's retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of its retained residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis, the Company evaluates the effects, if any, that increasing or decreasing interest rates might have on its retained residual interests. The Company may adjust the value of its retained residual interests or take a charge to earnings, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's retained residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair values of its retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

Credit Losses. In determining the estimate for credit losses on loans securitized, the Company uses assumptions that it believes to be reasonable based on information from its prior securitizations, the loan-to-value ratios and credit grades of the loans included in the securitizations, loss and delinquency information by origination channel, and information available from market participants such as investment bankers, credit providers and credit rating agencies. On a quarterly basis, the Company re-evaluates its credit loss estimates.

Discount Rate. In order to determine the fair value of the cash flow from the residual interests, the Company discounts the cash flows based upon rates prevalent in the market.

        The following table summarizes certain information about the securitization trusts in which the Company had retained a residual interest at December 31, 2002 and June 30, 2001 (dollars in thousands):

	December 31, 2002	June30, 2002

Aggregate principal balances of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balances of securitized loans	$1,057,058	$1,316,956
Outstanding principal balances of pass-through certificates or bonds of the
securitization trusts	$ 896,759	$1,141,805
Weighted average coupon rates of:
Securitized loans	10.21%	10.26%
Pass-through certificates or bonds	5.49%	5.53%

      Certain historical data and key assumptions and estimates used by the Company in its December 31, 2002 and June 30, 2002 review of the residual interests retained by the Company were the following:

	December 31, 2002	June 30, 2002
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans
Fixed rate loans	29.9%	29.4%
Adjustable rate loans	33.1%	37.6%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	13.0 % to 41.7%	22.3 % to 34.4%
Adjustable rate loans	17.0 % to 52.0%	13.8 % to 41.0%
Estimated weighted average life of securitized loans	2.2 years	3.7years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of
securitized loans	5.0%	4.7%
Future estimated credit losses, as a percentage of original principal balances
of securitized loans	0.8%	0.8%
Total actual and estimated prospective credit losses, as a percentage of
original principal balance of securitized loans	5.8%	5.5%
Total actual credit losses to date and estimated prospective credit losses
(dollars in thousands)	$ 403,833	$ 385,372
Weighted average discount rate	13.4%	13.4%

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

        The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans in each securitization trust, ranged from 2.0% to 9.5% at December 31, 2002 and compared to a range of from 2.0% to 9.3% at June 30, 2002. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

         The Company has previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company's credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended December 31, 2002, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy. While the Company's credit losses on loan liquidations declined during the three months ended December 31, 2002, the Company experienced higher than expected loss severity on loan liquidations. Therefore, the Company increased its credit loss assumptions used to estimate the fair value of the retained residual interests. During the three months ended December 31, 2002, the Company experienced higher than planned prepayment activity in its securitization trusts due to the low mortgage interest rate environment prevailing in the United States. Accordingly, the Company has changed its annual prepayment rate assumptions used in estimating the fair value of the retained residual interests. The Company also adjusted the underlying forward interest rate curves assumptions used to estimate the fair value of the retained residual interests. The effect of these changes in estimates resulted in a $31.9 million write-down to the carrying value of the Company's residual interests during the three and six months ended December 31, 2002.

        During the three months ended December 31, 2001, the Company experienced higher than expected loss severity in loan liquidations. Additionally, the outstanding balances of loans in various degrees of delinquency were higher than anticipated at December 31, 2001. In light of the actual credit loss experience incurred in the liquidation of certain mortgage loans in the securitization trusts and other factors considered, the Company increased its credit loss assumptions used to estimate the fair value of its residual interests. The effect of these changes in estimates resulted in a $17.0 million write-down to the carrying value of the Company's residual interests during the three months ended December 31, 2001. During the six months ended December 31, 2001, write-downs to the Company's residual assets were $27.0 million.

        The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the retained residual interests through a charge to earnings.

        During the three and six months ended December 31, 2002 and 2001, all of the Company's loan dispositions were on a servicing released basis; therefore, the Company did not capitalize any mortgage servicing rights.

        Prior to June 30, 2000, the Company capitalized mortgage servicing rights based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. Mortgage servicing rights are amortized in proportion to and over the period of estimated future servicing income.

        The Company periodically reviews its mortgage servicing rights for impairment, based on estimated fair value. The Company determines fair value based on the present value of estimated future net cash flows. In estimating future net cash flows, the Company determines future servicing revenues less future servicing expenses over the expected life of the loans. Servicing revenues include contractual servicing fees and other ancillary income such as prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses include an estimate for the cost to carry advances to the securitization trusts, based on the amount of advances which have been made, advances that are expected to be made and the period of time that the advances are expected to be outstanding. The Company uses a 15% discount rate to calculate the present value of the estimated future net cash flows. At December 31, 2002 and 2001, there were no valuation allowances on mortgage servicing rights.

        The Company sold to an independent, third party loan servicer for cash the MSRs on the loans included in the $315.0 million securitization transaction which closed during the three and six months ended December 31, 2002. Accordingly, no MSR was capitalized by the Company during the three and six months ended December 31, 2002.

Results of Operations - Three and Six Months Ended December 31, 2002 and 2001

        The following table sets forth information regarding the components of the Company's revenue and expenses for the three and six months ended December 31, 2002 and 2001 (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenue:
Gain on sale of loans	$ 32,527	$ 31,812	$ 64,059	$ 55,636
Write-down of residual interests	(31,923)	(17,000)	(31,923)	(27,000)
Origination fees	14,315	15,044	27,690	28,879
Loan servicing	2,329	3,361	5,084	6,433
Debt extinguishment income	26,005	--	27,092	--
Interest	20,743	21,335	39,357	43,728

Total revenue, including write-down of
residual interests	63,996	54,552	131,359	107,676

Expenses:
Personnel	35,655	29,115	66,877	55,015
Production	5,652	4,916	11,815	9,241
General and administrative	10,919	8,658	21,596	19,355
Interest	8,122	9,474	16,891	20,524

Total expenses	60,348	52,163	117,179	104,135

Income before provision for income
taxes	3,648	2,389	14,180	3,541
Provision for income taxes	1,568	852	2,186	1,378

Net income	$ 2,080	$ 1,537	$ 11,994	$ 2,163

Revenue

General. Total revenue during the three months ended December 31, 2002 increased $9.4 million to $64.0 million from $54.6 million during the comparable three month period a year ago. The increase in total revenue was primarily due to $26.0 million of debt extinguishment income. The $26.0 million is comprised of $25.0 million related to SFP's forgiveness of $25.0 million of the Company's 5.5% Convertible Subordinated Debentures due 2012 and $1.0 million of debt extinguishment income recognized in connection with the Company's extinguishment, at a discount from par, of $11.5 million of its 9.125% Senior Notes for $10.5 million of cash during the three months ended December 31, 2002. Total revenue during the three months ended December 31, 2002 also benefited from a $0.7 million increase in gain on sale of loans over amounts reported during the comparable 2001 periods which was more than offset by decreases of $1.1 million, $0.7 million and $0.6 million in loan servicing, origination fees and interest income, respectively. Total revenue during the three months ended December 31, 2002 also includes a $31.9 million write-down to the Company's retained residual interests. Excluding the $26.0 million of debt extinguishment income and the $31.9 million write-down to the retained residual interests during the three months ended December 31, 2002, and the $17.0 million residual interest write-down during the three months ended December 31, 2001, total revenue during the three months ended December 31, 2002 decreased $1.7 million to $69.9 million from $71.6 million of total revenue during the same three month period a year ago.

        Total revenue during the six months ended December 31, 2002 was $131.4 million compared to $107.7 million during the six months ended December 31, 2001. The $23.7 million increase in total revenue during the six months ended December 31, 2002 over total revenue during the comparable six month period a year ago is due primarily to higher gain on sale of loans and debt extinguishment income, partially offset by the write-down to the residual interest coupled with decreases in interest income, loan servicing and origination fees. Excluding the $31.9 million write-down to the residual interests and the $27.1 million of debt forgiveness income during the six months ended December 31, 2002 and the $27.0 million write-down to the residual interests during the six months ended December 31, 2001, total revenue increased $1.5 million to $136.2 million during the six months ended December 31, 2002 over $134.7 million of total revenue during the same period a year ago.

Gain on Sale of Loans. Gain on sale of loans during the three months ended December 31, 2002 was $32.5 million, an increase of $0.7 million over the $31.8 million gain on sale of loans reported during the three months ended December 31, 2001. The increase in gain on sale of loans resulted from the $340.7 million, or 40.8%, increase in total loan dispositions during the three months ended December 31, 2002 over total loan dispositions during the same period in 2001, partially offset by lower gain rates recognized by the Company in its whole loan sales for cash during the three months ended December 31, 2002 when compared to gain on sale rates during the same period in 2001. During the three months ended December 31, 2002 and 2001, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy, based upon the Company's review of market conditions, profitability and cash flow requirements. During the three months ended December 31, 2002, of the $1.2 billion of total loan dispositions, $315.0 million and $860.9 million of mortgage loans were disposed of in securitizations and whole loan sales for cash, respectively. In comparison, during the three months ended December 31, 2001, of the $835.2 million of total loan dispositions by the Company, $235.0 million and $600.2 million of mortgage loans were disposed in securitizations and whole loan sales for cash, respectively.

        Included in gain on sale of loans during the three months ended December 31, 2002 was $8.6 million realized by the Company on its sale to an affiliate for cash of the residual interest created in the securitization during the period. During the three months ended December 31, 2001, the Company did not sell any residual interests to its affiliate. During the three months ended December 31, 2002 and 2001, gain on sale of loans includes $4.1 million and $3.1 million, respectively, of cash proceeds from the sale of mortgage servicing rights and the rights to the prepayment fee income sold to unaffiliated independent mortgage servicing companies related to the securitization which closed during the periods. Gain on sale of loans during the three months ended December 31, 2002 was reduced by amortization of capitalized costs related to obtaining the Residual Facility of $0.4 million substantially all of which related to the amortization of the facility fee paid to CZI. At December 31, 2002, remaining capitalized costs related to the Residual Facility left to be amortized against gain on sale of loans was $0.2 million, substantially all of which related to the facility fee paid to CZI.

        During the three months ended December 31, 2002 and 2001, the Company, as it has from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to certain mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during the period. Gain on sale of loans during the three months ended December 31, 2002 included charges of $2.8 million of derivative related losses and was comprised of $1.8 million of losses on hedge positions that closed during the period and $1.0 million of hedge losses to mark open hedge positions at December 31, 2002 to their estimated fair value. Gain on sale of loans during the three months ended December 31, 2001 included charges of $1.3 million of derivative related losses and was comprised of $0.5 million of losses on hedge positions that closed during the period and $0.8 million of hedge losses to mark open hedge positions at December 31, 2001 to their estimated fair value.

        Gain on sale of loans increased $8.5 million, or 15.3%, to $64.1 million during the six months ended December 31, 2002 from $55.6 million during the six months ended December 31, 2001. The increase in gain on sale of loans during the six months ended December 31, 2002 over gain on sale of loans during the comparable six month period a year ago resulted from the $515.8 million increase in total loan dispositions during the six months ended December 31, 2002 over loan dispositions levels reported during the comparable period a year ago, partially offset by the lower gain on sale rates realized by the Company on whole loan sales during the six months ended December 31, 2002 compared to the gain on sale rates for whole loan sales during the comparable six month period a year ago. During the six months ended December 2002 and 2001, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy based on the Company's review of market conditions, profitability and cash flow needs and the Company's desire to retain capacity under the Residual Facility. Whole loan sales for cash increased $610.8 million, or 52.2%, to $1.8 billion during the six months ended December 31, 2002 from $1.2 billion during the comparable six month period a year ago. The Company continued to rely on the Residual Facility during the six months ended December 31, 2002, but to a lesser extent than during the comparable six month period a year ago. Loan securitizations declined $95.0 million, or 23.2%, to $315.0 million during the six months ended December 31, 2002 from $410.0 million during the comparable six months period in 2001.

        Gain on sale of loans during the six months ended December 31, 2002 and 2001 includes $8.6 million and $17.5 million, respectively, of cash proceeds from the sale of residual interests to an affiliate. In addition, gain on sale of loans during the six months ended December 31, 2002 and 2001 includes $4.1 million and $5.4 million of cash proceeds from the sale of mortgage servicing rights and the rights to prepayment fee income that were sold to unaffiliated independent mortgage servicing companies related to securitizations which closed during the periods. Gain on sale of loans during the six months ended December 31, 2002 and 2001 was reduced by $10.7 million and $2.9 million of hedge losses, respectively. Finally, gain on sale of loans during the six months ended December 31, 2002 and 2001 was reduced by the amortization of costs related to obtaining the Residual Facility of $0.6 million and $0.2 million, respectively, substantially all of which related to amortization of remaining capitalized facility fee paid to CZI.

Origination Fees. Origination fees are primarily comprised of points and other fees charged by the Company on mortgage loans originated by the Company's retail channel, partially offset by broker compensation, generally referred to as yield spread premium, paid by the Company to mortgage loan brokers in connection with broker loan production. Retail points and fees are primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Yield spread premiums are generally a function of the volume of mortgage loans originated by the Company through its broker channel and the yield spread premium paid on such loans by the Company to brokers. Origination fees during the three months ended December 31, 2002 declined to $14.3 million from $15.0 million during the three months ended December 31, 2001. The $0.7 million, or 4.7%, decrease in origination fees during the three months ended December 31, 2002 from the amount reported during the comparable three month period a year ago is attributable to an increase in yield spread premiums paid in the broker channel due to the $394.2 million, or 99.5%, increase in broker loan production during the quarter ended December 31, 2002, partially offset by a $1.7 million increase in retail points and fees.

        Retail points and fees were $17.8 million and $16.1 million during the three months ended December 31, 2002 and 2001, respectively. The $1.7 million increase in retail points and fees during the three months ended December 31, 2002 over the amount during the comparable three month period in 2001 was attributable to the $77.9 million, or 17.8%, increase in total retail production during the 2002 period over total retail production during the comparable 2001 period. However, retail points and fees, expressed as a percentage of volume decreased to 3.45% from 3.67% during the three months ended December 31, 2002 and 2001, respectively, due to a decline in the average points and fees charged by the retail channel. As previously reported, the Company has, primarily in response to competitive factors and, to a lesser extent, due to recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products. The Company expects to continue to reduce points and fees charged in certain states in response to pending legislation and regulation restricting points and fees in certain states.

        Yield spread premium, net of points and fees, was $4.0 million and $1.2 million during the three months ended December 31, 2002 and 2001, respectively. The $2.8 million increase in yield spread premium during the three months ended December 31, 2002 over yield spread premium during the three months ended December 31, 2001 is attributable primarily to the $394.2 million, or 99.5%, increase in total broker production during the 2002 period over total broker production during the 2001 period and, to a lesser extent, due to an increase in average yield spread premium paid during the December 2002 quarter compared to the December 2001 quarter. Yield spread premium, net of points and fees, expressed as a percentage of total broker production, was 0.51% and 0.30% during the three months ended December 31, 2002 and 2001, respectively.

        Origination fees during the six months ended December 31, 2002 was $27.7 million, a decrease of $1.2 million, or 4.2%, from the $28.9 million reported during the six months ended December 31, 2001. The decrease in origination fee revenue during the six months ended December 31, 2002 from levels reported during the comparable six month period a year ago is primarily attributable to an increase in yield spread premium paid by the broker channel, partially offset by an increase in the points and fees charged at the time of origination in the retail channel. Yield spread premium, net of points and fees, paid by the broker channel increased $4.8 million to $6.5 million during the six months ended December 31, 2002, from $1.7 million of yield spread premium paid during the same six month period a year ago. The increase is primarily attributable to the increase in total broker production of $541.2 million, or 70.6%, during the six months ended December 31, 2002 to $1.3 billion from $766.2 million during the six months ended December 31, 2001 and, to a lesser extent, due to an increase in average yield spread premium paid during the 2002 period over the 2001 period. The increase in yield spread premium was partially offset by a $3.6 million increase to $33.5 million during the six months ended December 31, 2002 from $29.9 million during the comparable six month period a year ago in points and fees charged at the time of origination by the retail channel. The increase in retail points and fees was attributable to the $177.0 million, or 22.4%, increase in total retail production during the six months ended December 31, 2002 over total retail production during the comparable 2001 period. However, retail points and fees, expressed as a percentage of volume decreased to 3.46% from 3.77% during the six months ended December 31, 2002 and 2001, respectively, due to competitive factors and recent regulatory changes.

        Yield spread premium, net of points and fees, paid by the broker channel increased $4.8 million to $6.5 million during the six months ended December 31, 2002 from $1.7 million of yield spread premium paid during the same six month period a year ago. The increase in the yield spread premium is primarily due to the $541.2 million, or 70.6%, increase in total broker production during the 2002 period over total broker production during the same period in 2001, and, to a lesser extent, due to an increase in average yield spread premium during the six months ended December 31, 2002 over the average yield spread premium during the six months ended December 31, 2001. Yield spread premium, expressed as a percentage of total broker production was 0.50% and 0.22% during the six months ended December 31, 2002 and 2001, respectively.

Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of the Company's MSRs. See "Critical Accounting Policies." Loan servicing revenue was $2.3 million during the three months ended December 31, 2002, a decline of $1.1 million from $3.4 million during the comparable three month period in 2001. During the three months ended December 31, 2002, servicing, late and prepayment fees declined $1.7 million from amounts reported during the comparable three month period a year ago. The decline was due primarily to the $528.9 million decrease in the size of the Company's portfolio of mortgage loans in securitization trusts serviced in-house at December 31, 2002 compared to December 31, 2001, together with a decrease in prepayment fees due to the aging of loans in the servicing portfolio beyond the term of their prepayment fee. This was partially offset by a $0.2 million decline in MSR amortization expense during the three months ended December 31, 2002 from the amount reported during the three months ended December 31, 2001. In addition, subservicing expenses and related resolution, set-up and reperformance expenses during the three months ended December 31, 2002 were $0.1 million, down $0.4 million from the $0.5 million of such expenses during the three months ended December 31, 2001. The subservicing expenses are a result of certain arrangements previously entered into by the Company designed to reduce its advance obligations. In the first arrangement, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($104.5 million at December 31, 2002) in principal amount of loans. The loan servicing revenue in the quarter ended December 31, 2001 was also affected by a second arrangement, that has since matured, in which an investment bank purchased certain advances and agreed to undertake the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. The Company expects subservicing expense to trend downward in future periods as the balance of loans subserviced declines. The Company also expects MSR amortization to decline as the portfolio of mortgage loans in securitization trusts serviced in-house decreases.

        Loan servicing revenue during the six months ended December 31, 2002 decreased $1.3 million to $5.1 million from $6.4 million during the six months ended December 31, 2001 due primarily to declines in servicing, late and prepayment fees aggregating $2.9 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights of $1.1 million and $0.5 million, respectively. The declines in servicing, late and prepayment fees during the six months ended December 31, 2002 from the levels reported during the six months ended December 31, 2001 are due to the $528.9 million decrease in the size of the Company's portfolio of mortgage loans in securitization trusts serviced in-house at December 31, 2002 compared to December 31, 2001, together with a decrease in prepayment fees due to the aging of mortgage loans in securitization trusts serviced in-house beyond the term of their prepayment fee. Subservicing related expenses and mortgage servicing amortization are declining due to the decrease in the number of loans being subserviced and the portfolio of mortgage loans in securitization trusts serviced in-house, respectively.

        The Company has not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. Mortgage loans in securitization trusts serviced by the Company in-house declined $528.9 million to $952.6 million at December 31, 2002 from $1.5 billion at December 31, 2001. The Company's total loan servicing portfolio at December 31, 2002 decreased $289.9 million, or 10.5%, to $2.5 billion from $2.8 billion at December 31, 2001, reflecting the $528.9 million runoff in mortgage loans in securitization trusts, and loan dispositions, partially offset by loan production during the intervening year. The Company's loan production, which is included in the total servicing portfolio, is serviced by the Company until the loans are sold. The Company's servicing portfolio will continue to be impacted in the future by the Company's dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. Future loan servicing revenue will be negatively impacted by continuing declines in the size of the portfolio of mortgage loans in securitization trusts, and in prepayment fees due to the aging of loans in the portfolio of mortgage loans in securitization trusts past the term of any prepayment fees on loans, and, to a lesser extent, by the costs associated with the arrangements the Company entered into to reduce servicing advances on mortgage loans in securitization trusts.

Interest Income. Interest income includes interest on loans held for sale, discount accretion income associated with the Company's residual interests and interest on short-term overnight investments. Interest income during the three months ended December 31, 2002 decreased by $0.6 million to $20.7 million from $21.3 million during the three months ended December 31, 2001. Interest income decreased by $4.3 million to $39.4 million during the six months ended December 31, 2002 from $43.7 million during the six months ended December 31, 2001. The decreases in interest income during the three and six months ended December 31, 2002 from the amounts reported during the comparable three and six month periods a year ago was primarily due to declines of $3.6 million and $7.6 million, respectively, in accretion to the Company's residual interests. The Company's residual interests were at lower balances during the three and six months ended December 31, 2002 when compared to residual interest levels during the same three and six month periods a year ago. Partially offsetting the decreases in accretion income during the three and six months ended December 31, 2002 from amounts reported during the same periods a year ago were increases of $3.0 million and $3.3 million in interest income on loans held for sale during the three and six months ended December 31, 2002 over such interest income levels reported during the comparable periods a year ago, respectively. The increase in interest income on loans held for sale during the three and six months ended December 31, 2002 over the amounts reported a year ago is attributable to higher outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the three and six months ended December 31, 2002 when compared to such balances and coupon rates during the same period a year ago.

Expenses

General. Total expenses during the three months ended December 31, 2002 were $60.3 million compared to $52.2 million during the three months ended December 31, 2001. The $8.1 million increase in total expenses during the three months ended December 31, 2002 over total expenses during the comparable period in 2001 was attributable to increases of $6.6 million, $2.2 million and $0.7 million in personnel expense, general and administrative expense, and production expense, respectively, partially offset by a decline of $1.4 million in interest expense. Total expenses during the six months ended December 31, 2002 increased $13.1 million to $117.2 million from $104.1 million during the six months ended December 31, 2001. The increase in total expenses during the six months ended December 31, 2002 over total expenses during the same six month period in 2001 was attributable to increases of $11.9 million, $2.6 million, and $2.2 million in personnel, production, and general and administrative expenses, respectively, partially offset by a decline of $3.6 million in interest expense.

Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to the Company's loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the three months ended December 31, 2002 increased $6.6 million, or 22.7%, to $35.7 million from $29.1 million during the three months ended December 31, 2001. The increase was comprised primarily of commission compensation earned by retail and broker account executives of $4.0 million during the December 2002 quarter over the December 2001 quarter due to the $472.1 million increase in retail and broker production during the three months ended December 31, 2002 over such production during the three months ended December 31, 2001. Additionally, the increase was due to $1.9 million of increased salaries attributable to the increased staffing levels in the Company during the three months ended December 31, 2002 over the three months ended December 31, 2001 due primarily to the acquisition of the Company's second National Loan Center and, to a lesser extent, to other employee head count growth. Incentive compensation expense relative to other senior management decreased $0.2 million during the three months ended December 31, 2002 from the comparable period a year ago. Finally, payroll taxes, medical and other benefit costs increased $0.9 million during the three months ended December 31, 2002 over the expense amount incurred during the three months ended December 31, 2001.

        Personnel expense during the six months ended December 31, 2002 was $66.9 million compared to $55.0 million during the six months ended December 31, 2001. Salaries, commissions, bonuses and incentives increased $11.9 million, or 21.6%, during the six months ended December 31, 2002 over the amounts reported during the six months ended December 31, 2001. The increase was comprised primarily of commission compensation earned by retail and broker account executives of $5.8 million during the six months ended December 31, 2002 over the comparable six month period in 2001 due to the $718.3 million, or 46.1%, increase in production during the 2002 period over production during the 2001 period. In addition, the increase was due to $4.4 million of increased salaries resulting from increased staffing levels during the six months ended December 31, 2002 over the same period in 2001 due primarily to the impact on head count caused by the acquisition of the Company's second National Loan Center and, to a lesser extent, to other employee head count growth. To a lesser extent, the increase in personnel expense during the six months ended December 31, 2002 over the amount reported during the comparable six month period a year ago is attributable to $1.7 million of increased health, medical, other benefit costs and incentive compensation awards to other employees.

Production. Production expense, primarily advertising, unreimbursed appraisal costs, travel and entertainment, and unreimbursed credit reporting fees increased $0.8 million to $5.7 million during the three months ended December 31, 2002 from $4.9 million during the three months ended December 31, 2001. Production expense for the six months ended December 31, 2002 increased $2.6 million to $11.8 million over $9.2 million during the same six month period during 2001. The increase in production expense during the three and six months ended December 31, 2002 from the comparable three and six month periods a year ago is due primarily to increased advertising expenses relative to the Company's increased loan origination volumes during the three and six months ended December 31, 2002 over those during the comparable periods a year ago. Production expense expressed as a percentage of total loan origination volume declined to 0.4% for the three months ended December 31, 2002 compared to 0.6% during the three months ended December 31, 2001. The decline is attributable to the $472.1 million, or 56.6%, increase in total loan production during the three months ended December 31, 2002 over the levels reported during the same period a year ago, partially offset by the increase in production expense during the three months ended December 31, 2002 over those reported during the comparable three month period a year ago. Production expense expressed as a percentage of total loan origination volume during the six months ended December 31, 2002 decreased to 0.5%, compared to 0.6% during the comparable six month period in 2001. The decline is attributable to the $718.3 million, or 46.1%, increase in total loan production during the six months ended December 31, 2002 over the levels reported during the same period a year ago, partially offset by the increase in production expense during the six months ended December 31, 2002 over those reported during the comparable six month period a year ago.

General and Administrative. General and administrative expenses increased $2.2 million to $10.9 million and $21.6 million during both the three and six months ended December 31, 2002, respectively, from $8.7 million and $19.4 million during the three and six months ended December 31, 2001, respectively. The increase during the three months ended December 31, 2002 from the comparable three month period a year ago was primarily attributable to increases in professional, legal and depreciation expenses, partially offset a decline in occupancy and communication expenses. The increase during the six months ended December 31, 2002 from the comparable six month period in 2001 was primarily due to increases in professional and legal expenses, offset by decreases in occupancy and communication expenses. General and administrative expenses also includes the amortization of capitalized financing costs for revolving committed warehouse facilities entered into by the Company. Amortization expense related to such facilities was $0.9 million and $1.8 million during the three and six months ended December 31, 2002, respectively, compared to $1.2 million and $2.4 million during the three and six months ended December 31, 2001, respectively.

Interest Expense. Interest expense decreased $1.4 million and $3.6 million during the three and six months ended December 31, 2002, to $8.1 million and $16.9 million from $9.5 million and $20.5 million during the three and six months ended December 31, 2001, respectively. The decrease in interest expense during the three and six months ended December 31, 2002 from interest expense levels reported during the comparable three and six month periods a year ago resulted from lower pricing under the Company's revolving warehouse and repurchase facilities due primarily to declines in the one-month LIBOR during the three and six months ended December 31, 2002 despite increased average borrowings during the three and six months ended December 31, 2002 over average borrowings during the comparable periods a year ago to fund the origination of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its loan production operations and potential increases in the general interest rate environment during calendar 2003.

Income Taxes. During the three and six months ended December 31, 2002, the Company recorded income tax provisions of $1.6 million and $2.2 million, respectively, which related primarily to taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, to miscellaneous state tax obligations. Such tax provisions reflect effective tax rates of 43.0% and 15.4% for the three and six months ended December 31, 2002, respectively. The Company's regular taxable income is projected to be lower than its excess inclusion income primarily due to utilization of net operating loss carryforwards as well as partial reversal of the deferred tax asset related to its residual interest valuation adjustments, among other items. Accordingly, the Company provides for current taxes on its excess inclusion income as the excess inclusion tax is payable unless current taxable income exceeds the excess inclusion amounts. During the three and six months ended December 31, 2001, the Company recorded income tax provisions of $0.9 million and $1.4 million, respectively, which reflect effective tax rates of 35.7% and 38.9%, respectively. The provisions for income taxes during the three and six months ended December 31, 2001 related primarily to taxes on excess inclusion income on the Company's REMIC trusts and, to a lesser extent, to other miscellaneous state tax obligations.

        The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

Financial Condition

Loans Held for Sale. The Company's portfolio of loans held for sale increased to $628.3 million at December 31, 2002 from $462.1 million at June 30, 2002 due primarily to loan originations exceeding loan dispositions during the six months ended December 31, 2002.

Accounts Receivable. Accounts receivable are comprised of advances to the securitization trusts; servicing and late fees; amounts due from CZI under the Residual Facility, if applicable; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. At December 31, 2002, there were no amounts due to the Company from CZI under the Residual Facility.

         Accounts receivable decreased to $56.4 million at December 31, 2002 from $61.3 million at June 30, 2002. The decrease is primarily attributable to decreases of $7.4 million and $0.6 million in interest and servicing advances and servicing and late fees receivable, respectively, partially offset by an increase of $3.1 million in accrued interest and other receivables.

        The $7.4 million decrease in servicing and interest advances to the securitization trusts at December 31, 2002 from June 30, 2002 is comprised of $19.4 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $26.8 million of recoveries of such advances during the six months ended December 31, 2002. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The $0.6 million decline in servicing and late fees receivable at December 31, 2002 from June 30, 2002 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts serviced in-house during the six months ended December 31, 2002. The $3.1 million increase in accrued interest receivable and other receivables at December 31, 2002 when compared to the balance at June 30, 2002 is due primarily to a $2.1 million increase in amounts due from counterparties on whole loan sale and other transactions coupled with a $1.0 million increase in accrued interest receivable at December 31, 2002.

        The Company periodically evaluates its accounts receivable for collectibility and charges income for amounts deemed uncollectible.

Residual Interests. Residual interests decreased to $151.8 million at December 31, 2002 from $197.3 million at June 30, 2002, reflecting a write-off of $31.9 million, $23.3 million of cash received from the securitization trusts, partially offset by $9.7 million of accretion during the six months ended December 31, 2002.

Mortgage Servicing Rights, net. MSRs, net, decreased to $1.5 million at December 31, 2002 from $2.9 million at June 30, 2002 reflecting amortization of $1.4 million during the six months ended December 31, 2002. During the six months ended December 31, 2002, the Company did not capitalize any MSRs as all of the Company's $1.2 billion of total loan dispositions were with servicing released.

Equipment and Improvements, net. Equipment and improvements, net, decreased to $9.8 million at December 31, 2002 from $10.9 million at June 30, 2002 due to depreciation and amortization outpacing the capitalization of new equipment and improvement acquisitions during the six months ended December 31, 2002.

Prepaid and Other Assets. Prepaid and other assets increased to $14.8 million at December 31, 2002 from $14.7 million at June 30, 2002, due to capitalized costs incurred for financing and other arrangements entered into by the Company having exceeded amortization of such items during the six months ended December 31, 2002.

Borrowings. Borrowings were $200.1 million at December 31, 2002 compared to $264.0 million at June 30, 2002. The $63.9 million decline during the six months ended December 31, 2002 was comprised of (i) the Company's purchase and extinguishment of $19.1 million face amount of its 9.125% Senior Notes due 2003, (ii) the Company's $19.8 million mandatory sinking fund payment on its 5.5% Convertible Subordinated Debentures due 2012, and (iii) SFP's forgiveness of $25.0 million of 5.5% Convertible Subordinated Debentures due 2012 which it held subsequent to the Company's payment of the mandatory sinking fund payment.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities increased to $543.6 million at December 31, 2002 from $383.1 million at June 30, 2002 primarily due to the increase in loans held for sale due to loan originations during the six months ended December 31, 2002, partially offset by the Company's loan dispositions during the period, and, to a lesser extent, as the result of the Company's increased reliance on its revolving warehouse facilities. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

Income taxes payable. Income taxes payable remained substantially unchanged at December 31, 2002 from $8.6 million at June 30, 2002 reflecting the net activity caused by the provision for income taxes offset by income tax remittances recorded during the six months ended December 31, 2002.

Liquidity and Capital Resources

        The Company's operations require continued access to short-term and long-term sources of cash. The Company's primary operating cash requirements include: (i) funding of mortgage loan originations prior to their securitization or sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) cash reserve accounts or overcollateralization requirements in connection with the securitization, (iv) ongoing administrative, operating, and tax expenses, (v) interest and principal payments under the Company's revolving warehouse and repurchase facilities and other existing indebtedness and (vi) advances in connection with the Company's servicing portfolio.

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

        The Company had cash and cash equivalents of approximately $13.7 million at December 31, 2002.

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to originate mortgage loans and hold them prior to securitization or sale. At December 31, 2002, the Company had committed revolving warehouse and repurchase facilities in the amount of $900.0 million. Of the $900.0 million of committed revolving warehouse and repurchase facilities available to the Company at December 31, 2002, $300.0 million, $300.0 million and $300.0 million expire on March 20, 2003, May 15, 2003 and July 30, 2003, respectively. Generally, the Company's revolving warehouse and repurchase agreements have 364-day terms. However, because the Company's 9.125% Senior Notes are due November 1, 2003, the Company does not expect the facility providers to renew their facilities beyond October 2003 unless and until the Company either extinguishes or refinances the 9.125% Senior Notes. The Company is currently pursuing alternative approaches to refinancing its 9.125% Senior Notes. No assurances can be made that the Company will be successful in its efforts.

        Certain of the Company's warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

         All of the Company's revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, which establish, among other things, liquidity, stockholders' equity, leverage, and net income levels. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments or waivers, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would jeopardize the Company's ability to continue to operate as a going concern.

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

         During the six months ended December 31, 2002, the Company disposed of $315.0 million of its mortgage loans through securitizations and sold $1.8 billion of mortgage loans in whole loan sales, compared to $410.0 million of mortgage loans securitized and $1.2 billion of mortgage loans sold in whole loan sales, respectively, during the comparable period a year ago. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See “Results of Operations - Revenue.”

         In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At December 31, 2002, the Company was required to maintain overcollateralization amounts of $173.9 million, of which $160.3 million was maintained. The remaining $13.4 million is required to be added to the overcollateralization amounts from future spread income from the loans in the securitization trusts. Of the $173.9 million of overcollateralization amounts required at December 31, 2002, $43.8 million is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts.

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

Residual Forward Sale Facility. At December 31, 2002, the capacity remaining under the Residual Facility with CZI, an affiliate of Capital Z, the Company's largest shareholder, was $4.4 million. Original capacity under the Residual Facility was $75.0 million.

        In connection with obtaining the Residual Facility, the Company incurred and capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. The capitalized costs are being amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the three months ended December 31, 2002, the Company sold the residual created in the securitization which closed during the period for $8.6 million of cash to CZI under the Residual Facility. During the three and six months ended December 31, 2002, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.4 million and $0.6 million, respectively, substantially all of which related to the facility fee paid to CZI. At December 31, 2002, the total unamortized capitalized Residual Facility costs remaining to be amortized were $0.2 million, substantially all of which related to the facility fee, and are included in prepaid and other assets in the accompanying condensed consolidated balance sheet. If the Residual Facility expires with remaining capacity available or if it were to be terminated prior to its full usage, any remaining unamortized fees would be charged to gain on sale of loans at such times.

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

        The Company has previously raised $179.7 million through the sale of preferred stock in several phases, consisting of $170.8 million to Capital Z and its designees, $4.7 million to certain members of the Company's management and $4.7 million to holders of the Company's common stock. Capital Z invested $75.0 million in February 1999, $25.0 million in August 1999, $20.8 million pursuant to their standby commitment in a rights offering in October 1999, $34.7 million in June 2000, and $15.3 million in July 2000. The Company also issued $2.9 million of preferred stock to certain management investors in October 1999, and $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company in August 2000. The Company raised $4.2 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in October, 1999 and $0.5 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in February 2002. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001.

         In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. In December 2002, the Company completed a tender offer pursuant to which $49.6 million of 5.5% Convertible Subordinated Debentures due 2006 were tendered and an equal amount of 5.5% Convertible Subordinated Debentures due 2012 were issued. Subsequently in December 2002, the $49.6 million of New Debentures were reduced by $19.8 million and $25.0 million through a mandatory sinking fund redemption and the forgiveness by SFP, respectively, leaving $4.8 million of New Debentures outstanding. At December 31, 2002, there were $64.4 million of Existing Debentures outstanding. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At December 31, 2002, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

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

Risk Management

        During the three months ended December 31, 2002, the Company, as it has from time to time, entered into agreements to hedge interest rate risk exposure to its loans held for sale. At December 31, 2002, the Company had notional amounts of $225.0 million of forward interest rate swap agreements in place to hedge exposure to its loans held for sale and pipeline of  loans. The following table summarizes certain information regarding the interest rate swap agreements:

At December 31, 2002
Notional Amount in (000's)	Fixed Pay Rate	Variable Receive Rate

$ 75,000	2.62%	1.96%
50,000	2.54	1.96
50,000	2.35	1.96
50,000	2.22	1.96

$225,000

         Gain on sale of loans during the three months ended December 31, 2002 and 2001 includes charges of $2.8 million and $1.3 million, respectively, related to the Company's hedging activities. Of the $2.8 million charge during the three months ended December 31, 2002, $1.8 million related to losses on closed forward interest rate swap agreements and $1.0 million related to the Company's mark to the estimated fair value of forward interest rate swap agreements open at December 31, 2002. Of the $1.3 million charge during the three months ended December 31, 2001, $0.5 million related to losses on closed forward interest rate swap agreements, and $0.8 million related to the Company's mark to the estimated fair value of forward interest rate swap agreements open at December 31, 2001. Gain on sale of loans for the six months ended December 31, 2002 and 2001 includes charges of $10.7 million and $2.9 million, respectively, related to the Company's hedging activities. Of the $10.7 million charge during the six months ended December 31, 2002, $8.9 million related to losses on closed forward interest rate swap agreements and $1.8 million related to the Company's mark to the estimated fair value of forward interest rate swap agreements open at December 31, 2002. Of the $2.9 million charge during the six months ended December 31, 2001, $2.1 million related to losses on closed forward interest rate swap agreements, and $0.8 million related to the Company's mark to the estimated fair value of forward interest rate swap agreements open at December 31, 2001. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company's existing forward interest rate swap agreements or charges to earnings on future derivative contracts into which the Company may enter.

Rate Sensitive Derivative Financial Instruments, Rate Sensitive Assets and Liabilities and Off-Balance Sheet Activities

Sale of Loans - Securitizations and Whole Loan Sales--Interest Rate Risk. A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are either sold or securitized within 90 days of origination or purchase. However, a portion of the loans is held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company's related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, the Company mitigates exposure to rising interest rates through the use of forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

Rate sensitive assets and liabilities. At December 31, 2002, the Company's $628.3 million inventory of loans held for sale was comprised of $257.9 million and $370.4 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 8.08% and 8.12%, respectively. The weighted average interest rate on the Company's total inventory of loans held for sale was 8.10% at December 31, 2002. In comparison, at June 30, 2002 the Company's $462.1 million inventory of loans held for sale was comprised of $207.5 million and $254.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 8.83% and 9.09%, respectively. The weighted average interest rate on the Company's total inventory of loans held for sale was 8.93% at June 30, 2002.

        At December 31, 2002, the Company had aggregate outstanding funded indebtedness of $743.7 million, of which $200.1 million and $543.6 million bore fixed and variable interest rates, respectively. At December 31, 2002, the weighted average interest rate on the Company's $543.6 million of outstanding revolving warehouse and repurchase facilities was 2.46%. All of the Company's revolving warehouse and repurchase facilities were indexed to one-month LIBOR which, at December 31, 2002, was 1.38%. The weighted average interest rate on the Company's $200.1 million of outstanding fixed rate borrowings was 7.87% at December 31, 2002. In comparison, at June 30, 2002 the weighted average interest rate on the Company's $383.1 million of outstanding revolving warehouse and repurchase facilities was 2.90%. At June 30, 2002, the one-month LIBOR was 1.84%. The weighted average interest rate on the Company's $264.0 million of outstanding fixed rate borrowings was 7.56% at June 30, 2002.

Residual Interests and MSRs. The Company had residual interests of $151.8 million and $197.3 million outstanding at December 31, 2002 and June 30, 2002, respectively. The Company also had MSRs outstanding at December 31, 2002 and June 30, 2002 in the amount of $1.5 million and $2.9 million, respectively. Both of these instruments are recorded at estimated fair value at December 31, 2002 and June 30, 2002. The Company values these assets based on the present value of future revenues net of expenses using various assumptions. The discount rates used to calculate the present value of the residual interests and MSRs were 13.4% and 15.0%, respectively, at December 31, 2002. The discount rate used to calculate the present value of the residual interests and MSRs was 13.4% and 15.0%, respectively, at June 30, 2002. The weighted average life of the mortgage loans used for valuation was 2.2 years at December 31, 2002 and 3.7 years at June 30, 2002.

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

Warehousing Exposure. The Company utilizes revolving warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization or sale in the whole loan markets. At December 31, 2002, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $900.0 million and the total amounts outstanding on these facilities was $543.6 million. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and/or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Item 4. Controls and Procedures. Within the 90 days prior to the date of filing this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the Disclosure Committee, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

         Aames Financial Corporation (the “Company”) and certain of its subsidiaries were defendants in Fowler et. al. v. Aames Financial Corporation and Aames Funding Corporation, a putative class action filed on approximately May 11, 2001, in U.S. District Court of California, case 2:01cv04330. On February 10, 2003, the court approved a settlement between the parties regarding this litigation, in which Aames did not admit liability. The Company believes that the terms of this settlement did not have a material adverse effect on its consolidated financial position and results of operations.

         The Company and certain of its subsidiaries are defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al., a putative class action filed on approximately April 11, 2000, in Los Angeles County Superior Court, case No. BC228027. Plaintiffs, former customers, filed this action on behalf of themselves and all persons who applied for or obtained loans from the Company during the prior four years. Plaintiffs allege various state law claims premised their contention that the Company routinely "upcharges" third party fees and underdiscloses annual percentage rates. On April 26, 2002, Plaintiffs filed a third amended complaint limiting the purported class to California borrowers and asserting claims based upon the payment of a yield spread premium to their broker. Plaintiffs contend that such yield spread premium payments constitute kickbacks and/or illegal referrals under California law and/or that the Company failed to properly disclose the nature of a yield spread premium. Plaintiffs seek certification of the class, damages consisting of fees paid to mortgage brokers, statutory treble damages, attorneys' fees and costs, restitution, disgorgement of improperly collected charges, punitive damages and injunctive relief. The Company has answered the amended complaint, again asserting various affirmative defenses. The parties are presently engaged in mediation. No trial has been set.

         Wilmington Trust Company, as successor indenture trustee with respect to the Company's 9.125% Senior Notes brought an action against the Company seeking to prevent the Company from consummating its offer to exchange all outstanding 5.5% Convertible Subordinated Debentures due 2006 for newly issued 4.0% Convertible Subordinated Debentures due 2012. On June 10, 2002, the Supreme Court of the State of New York heard oral arguments relating to Wilmington Trust Company's request for an order preliminarily enjoining the Company from proceeding with the Exchange Offer. On July 1, 2002, the court denied Wilmington Trust Company's request. On July 12, 2002, the Company filed a motion to dismiss Wilmington Trust Company's complaint. On August 1, 2002, Wilmington Trust Company filed an amended complaint seeking a declaratory judgment that if the Company were to proceed with the Exchange Offer an event of default would exist under the indenture governing the 9.125% Senior Notes. On August 14, 2002, the Company filed a motion to dismiss the amended complaint and request a declaratory judgment that the Exchange Offer would not constitute an event of default under the indenture governing the 9.125% Senior Notes.  On August 14, 2002, the Company filed a motion to dismiss the amended complaint and requested declaratory judgment that the Exchange Offer would not constitute an event of default under the indenture governing the 9.125% Senior Notes. In a decision dated October 25, 2002, the Supreme Court of the State of New York granted the Company's motion to dismiss Wilmington Trust Company's amended complaint and issued a declaratory judgment in favor of the Company that the Exchange Offer, if consummated, would not (i) violate the terms of the indenture governing the 9.125% Senior Notes, or give rise to an event of default thereunder, or (ii) constitute a breach of an implied covenant of good faith and fair dealing. On November 21, 2002, Wilmington Trust Company filed a notice of appeal from the declaratory judgment. On February 7, 2003, the Company filed a brief in opposition to Wilmington Trust Company's appeal.

         The Company cannot predict the ultimate outcome of these matters. The Company intends to vigorously defend these actions; however, the Company believes that an unfavorable outcome of one or both of the above cases could have a material adverse effect on the Company's consolidated financial position and results of operations.

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

(a) The Company held its Annual Meeting of Stockholders (the “Meeting”) on November 21, 2002.

(b) The following four Series B Directors were elected at the meeting to serve one year terms:

Daniel C. Lieber Mani A. Sadeghi Robert A. Spass Joseph R. Tomei

The following Class II Common Stock Directors were elected at the Meeting to serve a three-year term:

Dr. Jenne K. Britell Stephen E. Wall

The following Directors continued in office after the Meeting:

David H. Elliott A. Jay Meyerson Eric C. Rahe

(c)	At the Meeting, stockholders voted on (1) the election of four Series B directors, (2) the election of two Class II Common Stock Directors and (3) the ratification of the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ended June 30, 2003. The results of the voting were as follows:

	Votes
Matter	For	Against	Withheld	Abstentions	Broker Non-votes

Election of Series B Directors:
Daniel C. Lieber	5,340,800	-0-	-0-	-0-	-0-
Mani A. Sadeghi	5,340,800	-0-	-0-	-0-	-0-
Robert A. Spass	5,340,800	-0-	-0-	-0-	-0-
Joseph R. Tomei	5,340,800	-0-	-0-	-0-	-0-

Election of Class II Common Stock
Directors:
Dr. Jenne K. Britell	11,033,387	-0-	56,573	-0-	-0-
Stephen E.Wall	11,032,547	-0-	57,413	-0-	-0-

Ratification of
Independent Accountants	90,162,933	34,965	-0-	9,885	-0-

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index

(b)	The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

On October 7, 2002, the Company filed a Form 8-K (dated October 4, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, October 25, 2002.

On October 8, 2002, the Company filed a Form 8-K (dated July 31, 2002) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

On October 8, 2002, the Company filed a Form 8-K (dated August 31, 2002) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On October 25, 2002, the Company filed a Form 8-K (dated October 24, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, November 8, 2002.

On November 8, 2002, the Company filed a Form 8-K (dated November 7, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, November 22, 2002.

On November 18, 2002, the Company filed a Form 8-K (dated November 14, 2002) reporting results for the quarter ended September 30, 2002.

On November 21, 2002, the Company filed a Form 8-K (dated November 21, 2002) disclosing the presentation materials for the Company’s 2002 Annual Stockholder Meeting.

On November 22, 2002, the Company filed a Form 8-K (dated November 22, 2002) reporting that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Tuesday, December 3, 2002.

On November 27, 2002, the Company filed a Form 8-K (dated November 27, 2002) reporting that the Company had amended the terms of its Exchange Offer and that the expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, December 13, 2002.

On December 17, 2002, the Company filed a Form 8-K (dated December 17, 2002) reporting that the expiration and completion of its Exchange Offer.

AAMES FINANCIAL CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION

Date: February 14, 2003

/s/ Ronald J. Nicolas, Jr.

Ronald J. Nicolas, Jr.
Executive Vice President - Finance and
Chief Financial Officer

CERTIFICATIONS

I, A. Jay Meyerson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aames Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003

/s/ A. Jay Meyerson

A. Jay Meyerson
Chief Executive Officer
(Principal Executive Officer)

I, Ronald J. Nicolas, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aames Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003

/s/ Ronald J. Nicolas, Jr.

Ronald J. Nicolas, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No..	Description of Exhibit

3.1	Certificate of Incorporation of Registrant, as amended (1)

3.2	Bylaws of Registrant, as amended (2)

4.1	Specimen certificate evidencing Common Stock of Registrant (1)

4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)

4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)

4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)

4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)

4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)

4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)

4.8(a)	Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent (4)

4.8(b)	Amendment to Rights Agreement, dated as of April 27, 1998 (5)

4.8(c)	Amendment to Rights Agreement, dated as of December 23, 1998 (6)

4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (7)

4.11(a)	First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (7)

4.11(b)	Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (8)

4.12	Indenture, dated as of December 13, 2002, between Registrant and Wells Fargo Bank Minnesota, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2012 (9)

10.31(b)	Amendment No. 2 to the Amended and Restated Master Loan and Security Agreement, dated as of November 22, 2002, between Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Mortgage Capital, Inc.

10.31(c)	Amendment No. 4 to the Amended and Restated Master Loan and Security Agreement, dated as of February 12, 2003, between Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Mortgage Capital, Inc.

11	Computation of Net Income (Loss) Per Common Share

(1)	Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000

(2)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and filed with the Commission on September 3, 1999

(3)	Included in Exhibit 3.1

(4)	Incorporated by reference from Registrant's Registration Statement on Form 8-A, file no. 33-13660, filed with the Commission on July 12, 1996

(5)	Incorporated by reference from Registrant's Amendment No. 1 to the Registration Statement on Form 8-A dated as of, and filed with the Commission on, April 27, 1998

(6)	Incorporated by reference from Registrant's Current Report on Form 8-K dated as of December 23, 1998 and filed with the Commission on December 31, 1999

(7)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996

(8)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and filed with the Commission on February 22, 1999

(9)	Incorporated by reference from Registrant’s Amendment No. 1 to the Registration Statement on Form T-3, file no. 022-28600, filed December 12, 2002