Form 10-Q
period 2003-03-31
AAMES FINANCIAL CORP/DE
filed 2003-05-15
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
or

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

              At May 8, 2003, Registrant had 6,598,717 shares of common stock outstanding.

Item No.		Page Number

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	June 30, 2002 (Audited)
ASSETS
Cash and cash equivalents	$ 21,033,000	$ 17,391,000
Loans held for sale, at lower of cost or market	393,876,000	462,068,000
Accounts receivable	47,862,000	61,276,000
Residual interests, at estimated fair value	145,065,000	197,297,000
Mortgage servicing rights, net	812,000	2,920,000
Equipment and improvements, net	9,408,000	10,936,000
Prepaid and other	14,429,000	14,710,000

Total assets	$ 632,485,000	$ 766,598,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$ 197,111,000	$ 263,970,000
Revolving warehouse and repurchase facilities	298,670,000	383,119,000
Accounts payable and accrued expenses	34,415,000	36,005,000
Accrued dividends on convertible preferred stock	47,390,000	37,763,000
Income taxes payable	8,571,000	8,556,000

Total liabilities	586,157,000	729,413,000

Commitments and contingencies
Stockholders' equity:
SeriesA Preferred Stock, par value $0.001 per share; 500,000 shares
authorized; none outstanding	--	--

SeriesB Convertible Preferred Stock, par value $0.001 per share;
29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000

SeriesC Convertible Preferred Stock, par value $0.001 per share;
61,230,000 shares authorized; 20,176,000 and 20,186,000 shares outstanding	20,000	20,000

SeriesD Convertible Preferred Stock; par value $0.001 per share;
108,566,000 shares authorized; 60,015,000 and 60,020,000 shares outstanding	60,000	60,000

Common Stock, par value $0.001 per share; 400,000,000 shares authorized;
6,598,000 and 6,482,000 shares outstanding	7,000	6,000

Additional paid-in capital	418,110,000	418,027,000
Retained deficit	(371,896,000)	(380,955,000)
Total stockholders' equity	46,328,000	37,185,000

Total liabilities and stockholders' equity	$ 632,485,000	$ 766,598,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue:
Gain on sale of loans	$35,157,000	$ 22,513,000	$ 99,216,000	$ 78,149,000
Write-down of residual interests	--	--	(31,923,000)	(27,000,000)
Origination fees	12,435,000	12,484,000	40,125,000	41,363,000
Loan servicing	1,252,000	3,026,000	6,336,000	9,459,000
Debt extinguishment income	83,000	--	27,175,000	--
Interest	16,556,000	19,621,000	55,913,000	63,349,000

Total revenue, including
write-down of residual
interests	65,483,000	57,644,000	196,842,000	165,320,000

Expenses:
Personnel	31,904,000	29,127,000	98,781,000	84,142,000
Production	6,832,000	5,572,000	18,647,000	14,813,000
General and administrative	12,114,000	11,317,000	33,710,000	30,672,000
Interest	7,042,000	8,454,000	23,933,000	28,978,000

Total expenses	57,892,000	54,470,000	175,071,000	158,605,000

Income before income taxes	7,591,000	3,174,000	21,771,000	6,715,000
Provision for income taxes	900,000	977,000	3,086,000	2,355,000

Net income	$ 6,691,000	$ 2,197,000	$ 18,685,000	$ 4,360,000

Net income (loss) to common
stockholders:
Basic	$ 2,919,000	$(2,279,000)	$ 9,057,000	$ (8,821,000)

Diluted	$ 6,691,000	$(2,279,000)	$ 18,685,000	$ (8,821,000)

Net income (loss) per common share:
Basic	$ 0.44	$ (0.35)	$ 1.39	$ (1.38)

Diluted	$ 0.07	$ (0.35)	$ 0.20	$ (1.38)

Weighted average number of shares
outstanding:
Basic	6,595,000	6,451,000	6,530,000	6,372,000

Diluted	98,339,000	6,451,000	92,933,000	6,372,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2003	2002

Operating activities:
Net income	$ 18,685,000	$ 4,360,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,081,000	3,241,000
Noncash gain on sale of loans	--	(3,574,000)
Write-down of residual interests	31,923,000	27,000,000
Accretion of residual interests	(14,248,000)	(24,952,000)
Debt extinguishment income	(27,175,000)	--
Mortgage servicing rights amortized	2,108,000	2,804,000
Changes in assets and liabilities:
Loans held for sale originated	(3,292,687,000)	(2,335,758,000)
Proceeds from sale of loans held for sale	3,360,879,000	2,337,700,000
Decrease in:
Accounts receivable	13,414,000	2,237,000
Residual interests	34,557,000	33,856,000
Prepaid and other	281,000	2,329,000
Increase (decrease) in:
Accounts payable and accrued expenses	(1,590,000)	74,000
Income taxes payable	15,000	353,000

Net cash provided by operating activities	129,243,000	49,670,000

Investing activities:
Purchases of equipment and improvements	(1,553,000)	(3,157,000)

Net cash used in investing activities	(1,553,000)	(3,157,000)

Financing activities:
Reduction in borrowings:
Mandatory sinking fund payment	(19,830,000)	(5,750,000)
Other principal redemptions	(19,854,000)	--
Net proceeds from convertible preferred stock issuance	--	541,000
Proceeds from issuance of common stock from exercise of options	85,000	--
Net increase (reduction) in revolving warehouse and repurchase
facilities	(84,449,000)	(44,978,000)

Net cash used in financing activities	(124,048,000)	(50,187,000)

Net increase (decrease) in cash and cash equivalents	3,642,000	(3,674,000)
Cash and cash equivalents at beginning of period	17,391,000	27,583,000

Cash and cash equivalents at end of period	$ 21,033,000	$ 23,909,000

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

           The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and nine months ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year.

           At March 31, 2003, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) owned convertible preferred stock representing approximately 90.1% of the Company's combined voting power in the election of directors and approximately 44.8% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members' terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company's direction and policies.

Note 2: Residual Forward Sale Facility with Related Party

           The Company’s Residual Forward Sale Facility (the “Residual Facility”), as amended with Capital Z Investments, L.P., a Bermuda partnership (“CZI”), an affiliate of Capital Z, the Company's largest shareholder, expired on March 31, 2003.

           During the three months ended March 31, 2003, the Company did not dispose of any of its loans through a securitization nor did the Company use the Residual Facility. During the nine months ended March 31, 2003, the Company securitized $315.0 million of mortgage loans and sold the residual interest created therein to CZI for $8.7 million under the Residual Facility.

           In connection with obtaining the Residual Facility, the Company initially capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. During the three months ended March 31, 2003, the Company wrote off the remaining unamortized Residual Facility costs of $0.2 million by charging gain on sale. During the nine months ended March 31, 2003 and 2002, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.8 million and $0.5 million, respectively.

Note 3: Subsidiary Guarantors

           In October 1996, the Company completed an offering of its 9.125% Senior Notes due November 2003 which are guaranteed by all of the Company's operating subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Aames Financial Corporation is a holding company with limited assets or operations other than its investments in its subsidiaries. Separate financial statements of the guarantors are not presented because the aggregate total assets, net earnings and net equity of such subsidiaries are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis.

           Aames Financial Corporation has guaranteed amounts outstanding under revolving warehouse and repurchase agreements pursuant to which certain of its operating subsidiaries are the contractual borrowers. The guarantees are full, complete and unconditional.

Note 4: Debt Redemption and Debt Extinguishment Income

           On December 13, 2002, the Company consummated its offer to exchange (the “Exchange Offer”) its newly issued 5.5% Convertible Subordinated Debentures due 2012 (the “2012 Debentures”) for its outstanding 5.5% Convertible Subordinated Debentures due 2006 (the “2006 Debentures”). The Company exchanged $49.6 million of the outstanding 2006 Debentures that were tendered and issued an equal amount of 2012 Debentures. On December 23, 2002, the Company redeemed $19.8 million, or 40.0%, of the principal amount outstanding on the 2012 Debentures through a scheduled mandatory sinking fund payment. On December 31, 2002, SFP forgave its remaining $25.0 million principal balance of 2012 Debentures due from the Company. At December 31, 2002, amounts outstanding under the 2006 Debentures and the 2012 Debentures were $64.4 million and $4.8 million, respectively.

           During the three and nine months ended March 31, 2003, the Company redeemed $3.0 million and $22.1 million, respectively, of its 9.125% Senior Notes at a discount from par.

           During the three and nine months ended March 31, 2003, debt extinguishment income was $0.1 million and $27.2 million, respectively. All of the $0.1 million of debt extinguishment income during the three months ended March 31, 2003 related to the redemption of the Company’s 9.125% Senior Notes. Of the $27.2 million of debt extinguishment income during the nine months ended March 31, 2003, $25.0 million and $2.2 million related to the redemption of the 2012 Debentures and 9.125% Senior Notes, respectively.

Note 5: Per Share Data

           The following table sets forth information regarding basic and diluted net income (loss) per common share for the three and nine months ended March 31, 2003 and 2002 (amounts in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Basic net income (loss) per common share:
Net income	$ 6,691	$ 2,197	$ 18,685	$ 4,360
Less: Accrued dividends on Series B, C
and D Convertible Preferred Stock	(3,772)	(4,476)	(9,628)	(13,181)

Basic net income (loss) to
common stockholders	$ 2,919	$ (2,279)	$ 9,057)	$ (8,821)

Basic weighted average number
of common shares outstanding	6,595	6,451	6,530	6,372

Basic net income (loss) per common
share	$ 0.44	$ (0.35)	$ 1.39	$ (1.38)

Diluted net income (loss) per common share:
Basic net income (loss) to common
stockholders	$ 2,919	$ (2,279)	$ 9,057	$ (8,821)
Plus: Accrued dividends on Series B, C
and D Convertible Preferred Stock	3,772	--	9,628	--

Diluted net income (loss) to common
stockholders	$ 6,691	$ (2,279)	$ 18,685	$ (8,821)

Basic weighted average number of
common shares outstanding	6,595	6,451	6,530	6,372

Plus: Incremental shares from assumed
conversions of Series B, C and D
Convertible Preferred Stock	85,538	--	85,547	--
Exercise of warrants	1,911	--	266	--
Exercise of common stock options	4,295	--	590	--

Diluted weighted average number of
common shares outstanding	98,339	6,451	92,933	6,372

Diluted net income (loss) per common
Share	$ 0.07	$ (0.35)	$ 0.20	$ (1.38)

           During the three and nine months ended March 31, 2003, the conversion of the 5.5% Convertible Subordinated Debentures due 2006 and 2012 into 0.9 million and 1.5 million of common shares, respectively, was not assumed due to their antidilutive effective.

Note 6: Pro forma Stock Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123”, the Company's net income (loss) and income (loss) per common share would have reflected the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002
Net income:
As reported	$ 6,691,000	$ 2,197,000	$ 18,685,000	$ 4,360,000
Pro forma	6,299,000	1,874,000	17,623,000	(3,254,000)
Basic income (loss) to common stockholders:
As reported	2,919,000	(2,279,000)	9,057,000	(8,821,000)
Pro forma	2,527,000	(2,602,000)	7,995,000	(9,927,000)
Diluted income (loss) to common stockholders:
As reported	6,691,000	(2,279,000)	18,685,000	(8,821,000)
Pro forma	6,299,000	(2,602,000)	17,623,000	(9,927,000)
Basic income (loss) per common share:
As reported	$ 0.44	$ (0.35)	$ 1.39	$ (1.38)
Pro forma	0.38	(0.40)	1.22	(1.56)
Diluted income (loss) per common share:
As reported	0.07	(0.35)	0.20	(1.38)
Pro forma	0.06	(0.40)	0.19	(1.56)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following Weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	118.00%	118.00%	118.00%	118.00%
Risk-free interest rate	2.97%	4.13%	2.97%	4.13%
Expected life of option	4.5 years	4.5 years	4.5 years	4.5 years

The pro forma stock based compensation cost, net of tax effect was $0.4 million and $0.3 million for the three months ended March 31, 2003 and March 31, 2002, respectively. The pro forma stock based compensation cost, net of tax effect for the nine months ended March 31, 2003 and March 31, 2002 was $1.1 million and $1.0 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of the financial condition and results of operations of Aames Financial Corporation and its subsidiaries (the "Company") should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. The following discussion includes Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk.

Special Note Regarding Forward-Looking Information

           This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company's operations, (b) trends affecting the Company's liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company's on-going efforts in improving its equity position, (e) trends affecting the Company's financial condition and results of operations, and, (f) the Company's business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the captions “Recent Developments” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2003 and any current reports on Form 8-K filed by the Company.

Recent Events

           On April 25, 2003, the Company executed a commitment letter with Greenwich Capital Financial Products, Inc. (“Greenwich”), pursuant to which Greenwich agreed to provide the Company with a financing facility of up to $82.9 million secured by certain of the Company’s residual interests and servicing advances, subject to certain conditions, including the negotiation and execution of a definitive loan agreement. The Company intends to use the proceeds from this facility, along with other corporate funds, to redeem the Company’s outstanding 9.125% Senior Notes due November 2003. The Company anticipates completing the financing with Greenwich prior to the maturity of its 9.125% Senior Notes due November 2003. The Company can give no assurance that it will be able to successfully negotiate and execute a definitive loan agreement or satisfy any other conditions required to complete the financing.

           During the three months ended March 31, 2003, the Company recorded net income of $6.7 million compared to $2.2 million during the comparable three month period a year ago.

           Total revenue during the three months ended March 31, 2003 increased $7.9 million to $65.5 million from $57.6 million during the comparable period a year ago. Total revenue during the three months ended March 31, 2003 includes $0.1 million of debt extinguishment income recognized in connection with the Company’s extinguishment of $3.0 million of its 9.125% Senior Notes at a discount from par for $2.9 million of cash. Excluding the $0.1 million of debt extinguishment income during the three months ended March 31, 2003, total revenue increased $7.8 million during the three months ended March 31, 2003 from total revenue during the comparable three month period in 2002. The $7.8 million increase in total revenue was comprised of a $12.7 million increase in gain on sale of loans, partially offset by decreases of $3.1 million and $1.8 million in interest income and loan servicing, respectively.

           Total expenses during the three months ended March 31, 2003 increased $3.4 million to $57.9 million from $54.5 million during the three months ended March 31, 2002. The increase in expenses during the three months ended March 31, 2003 from expenses reported during the comparable period a year ago was attributable primarily to increases of $2.8 million, $1.2 million and $0.8 million in personnel, production and general and administrative expenses, respectively, partially offset by a $1.4 million decrease in interest expense.

           The Company renewed two existing $300.0 million committed revolving repurchase facilities with new maturity dates of July 15, 2003 and September 30, 2003.

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

           The Company continues to focus on increasing its profitability through executing its core business strategies of: (i) increasing the amount and value of its loan production; (ii) reducing its cost of production; and (iii) maintaining adequate liquidity and access to the capital markets.

Increasing the Amount and Value of Its Loan Production. The Company intends to increase the size of its overall originations while improving its value. The Company's traditional retail branch network, the National Loan Centers, its traditional regional broker office network and its broker telemarketing and Internet platforms are all targeted as sources of growth. In its traditional retail branch network, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, and improving its customer service levels and branch efficiencies. The Company's traditional regional broker office network plans to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers' customer bases. The Company's National Loan Centers, which produce loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their originations by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its products to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

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

           In the event that a less favorable mortgage interest rate environment evolves during calendar year 2003, it could reduce the overall demand for mortgage loans generally and demand for the Company’s mortgage loan products specifically. While no assurances can be made, should that event occur the Company expects to be responsive to such changes in market conditions by reducing its production costs in light of reduced loan origination levels.

Maintaining Adequate Liquidity and Access to the Capital Markets. The Company intends to continue to increase and diversify its funding sources by adding more warehouse or repurchase facilities, expanding its current funding relationships and identifying new funding sources. The Company intends to continue to fund its operations by disposing of loans for cash in the whole loan market, monetizing residual interests, selling the mortgage servicing rights (“MSRs”) and the rights to prepayment fees on the mortgage loans in its securitizations, monetizing advances and developing new sources for working capital.

           The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

Mortgage Loan Production

           The Company originates loans through its retail and broker production channels. The Company's retail channel produces loans through its traditional retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company's broker channel produces loans through its traditional regional broker office network (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis) and by sourcing loans through telemarketing and the Internet. The Company ceased purchasing mortgage loans in bulk during the fiscal year ended June 30, 1999. The Company generally underwrites the loans it originates to its underwriting guidelines and, to a lesser extent, to the underwriting guidelines of its investors in the secondary markets, and appraises every loan it originates. The underwriting of a mortgage loan to be originated by the Company generally includes a review of the completed loan package, including the loan application, a current appraisal, a preliminary title report and a credit report.

           The following table sets forth the number of retail branches, National Loan Centers and broker offices operated by the Company at March 31, 2003 and 2002:

	March 31,
	2003	2002

Traditional retail branches	89	100
National Loan Centers	2	2
Traditional regional broker offices	4	5

           The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,	December 31,	March 31,	March 31,
	2003	2002	2002	2003	2002
Retail:
Traditional retail branch network	$ 287,821	$ 372,542	$296,034	$ 982,278	$ 951,942
National Loan Centers	106,417	143,691	78,600	380,407	214,097

Total retail	394,238	516,233	374,634	1,362,685	1,166,039

Broker:
Traditional regional office network(1)	543,813	702,928	370,007	1,711,904	1,085,301
Telemarketing and Internet	78,742	87,574	33,540	218,098	84,418

Total broker	622,555	790,502	403,547	1,930,002	1,169,719

Total production	$1,016,793	$1,306,735	$788,181	$3,292,687	$2,335,758

(1)	Includes the purchase of closed loans on a flow basis from correspondents of $6.7 million and $3.7 million during the three months ended March 31, 2003 and 2002, respectively, and $10.4 million and $17.2 million during the nine months ended March 31, 2003 and 2002, respectively.

Total Loan Production. Total loan production during the three months ended March 31, 2003 decreased $289.9 million, or 22.2% to $1.0 billion from $1.3 billion reported during the three months ended December 31, 2002, and increased $238.6 million, or 30.7%, over the $778.2 million of total loan production reported during the three months ended March 31, 2002. Total loan production during the nine months ended March 31, 2003 increased $956.9 million, or 41.0%, to $3.3 billion over the $2.3 billion of total mortgage loan production reported during the nine months ended March 31, 2002. Total loan production during the three months ended March 31, 2003 decreased from loan production during the three months ended December 31, 2002, primarily due to seasonality factors which have historically resulted in lower loan production during the Company’s March quarters. Total loan production during the three and nine months ended March 31, 2003 increased from the comparable three and nine month periods in 2002 due primarily to the continuation of the favorable mortgage interest rate environment and, to a lesser extent, to the issuance of new uniform underwriting guidelines throughout the Company designed to improve the Company’s competitive position and to provide greater underwriting consistency among the retail and broker origination channels.

Total Retail Production. The Company’s total retail production was $394.2 million during the three months ended March 31, 2003, a decrease of $122.0 million, or 23.6%, from the $516.2 million reported during the three months ended December 31, 2002, and an increase of $19.6 million, or 5.2%, over the $374.6 million of total retail production during the three months ended March 31, 2002. During the nine months ended March 31, 2003, total retail production increased $196.7 million, or 16.9%, over the $1.2 billion of total retail production during the nine months ended March 31, 2002.

           Traditional Retail Branch Network

           The Company’s traditional retail branch network production was $287.8 million during the three months ended March 31, 2003, a decrease of $84.7 million, or 22.7%, from the $372.5 million of traditional retail branch network production reported during the three months ended December 31, 2002, and a decrease of $8.2 million, or 2.8%, from the $296.0 million reported during the three months ended March 31, 2002. The Company’s traditional retail branch network production during the three months ended March 31, 2003 was lower than production during the three months ended December 31, 2002 due to seasonality factors. The small decline in traditional retail branch network production was generally due to the loss of production from the traditional retail branches closed by the Company during the year which resulted in eleven fewer traditional retail branches. The Company believes the benefits of the reduction in operating costs related to these closed branches exceeds the cost associated with the incremental loss of production from the closed branches. During the nine months ended March 31, 2003, traditional retail branch network production increased $30.4 million, or 3.2%, to $982.3 million from $951.9 million during the comparable nine month period a year ago. The increase in the Company’s traditional retail branch network production during the nine months ended March 31, 2003 exceeded the production during the same period a year ago due primarily to continuation of the favorable mortgage interest rate environment.

          National Loan Centers

           Mortgage loan production from the Company’s National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, decreased $37.3 million, or 26.0% to $106.4 million during the three months ended March 31, 2003 from $143.7 million during the three months ended December 31, 2002, and increased $27.8 million over the $78.6 million of loan production reported during the three months ended March 31, 2002. The decrease in the National Loan Centers’ production during the three months ended March 31, 2003 compared to their production during the three months ended December 31, 2002 was primarily due to seasonality factors as discussed above. During the nine months ended March 31, 2003, mortgage loan production from the Company’s National Loan Centers increased $166.3 million, or 77.7%, to $380.4 million from $214.1 million during the nine months ended March 31, 2002. The increase in the National Loan Centers’ production during the three and nine months ended March 31, 2003 over their production levels during the three and nine months ended March 31, 2002 was due, in part, to a continuation of the generally favorable mortgage interest rate environment during the three and nine months ended March 31, 2003 as compared to the same periods a year ago. Additionally, the increase in the National Loan Center’s production during the nine months ended March 31, 2003 was due, in part, to the fact that the March 2002 period production included only five months of loan production from the Company’s second National Loan Center, which commenced operation in November 2001.

Total Broker Production. The Company's total broker production decreased $167.9 million, or 21.2%, to $622.6 million during the three months ended March 31, 2003 from the $790.5 million of total broker production reported during the three months ended December 31, 2002, and increased $219.1 million, or 54.3%, over the $403.5 million reported during the three months ended March 31, 2002. The Company’s total broker production during the three months ended March 31, 2003 as compared to such production network during the three months ended December 31, 2002 was impacted primarily by seasonality factors. During the nine months ended March 31, 2003, total broker mortgage loan production increased $760.3 million, or 65.0%, to $1.9 billion from $1.2 billion during the comparable nine month period in 2002. The increase in the Company’s total broker production during the three and nine months ended March 31, 2003 was attributable to improved market penetration due to changes in the Company’s underwriting guidelines which improved product availability in the wholesale channel and increased utilization by brokers of the Company’s broker telemarketing and Internet platform. In addition, the Company’s broker production benefited from the continuation of the favorable mortgage interest rate environment.

          Traditional Regional Broker Office Network

           Mortgage loan production from the traditional regional broker office network during the three months ended March 31, 2003 was $543.8 million which decreased $159.1 million, or 22.6%, from $702.9 million of traditional regional broker office network production during the three months ended December 31, 2002, and, increased $173.8 million, or 47.0%, over the $370.0 million of traditional regional broker office network production during the three months ended March 31, 2002. During the nine months ended March 31, 2003, mortgage loan production through the Company’s traditional regional broker office network was $1.7 billion, an increase of $626.6 million, or 57.7%, over the $1.1 billion of traditional regional broker network production during the comparable nine month period in 2002.

           Broker Telemarketing and Internet

           Broker mortgage loan production through telemarketing and the Internet was $78.7 million during the three months ended March 31, 2003, a decrease of $8.9 million, or 10.2%, from the $87.6 million reported during the three months ended December 31, 2002, and an increase of $45.2 million over the $33.5 million reported during the three months ended March 31, 2002.

           During the nine months ended March 31, 2003, broker mortgage loan production through telemarketing and the Internet was $218.1 million, an increase of $133.7 million over the $84.4 million reported during the nine months ended March 31, 2002.

Loan Dispositions

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

           In a securitization, the underlying securities are generally overcollateralized by the Company depositing mortgage loans with a principal balance exceeding the principal balance of the securities. The upfront overcollateralization required in securitizations is generally cash flow negative to the Company in the early years of a securitization. The Company had used the Residual Facility to reduce the negative cash flow aspects of securitization and to provide another source of cash to the Company through periodic sales of residual interests for cash. The Residual Facility expired on March 31, 2003. As a result, the Company’s evaluation of loan disposition strategies going forward will include the negative cash flow considerations associated with the upfront overcollateralization required in securitizations compared to the positive cash flow considerations of whole loan sales for cash.

           The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the three and nine months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Loans pooled and sold in
securitizations	$ --	$132,836	$ 314,958	$ 542,800
Whole loan sales	1,248,096	623,964	3,029,769	1,794,842

Total loans securitized and sold	$1,248,096	$756,800	$3,344,727	$2,337,642

          Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. If delinquencies or losses exceed certain established limits, as applicable, the credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid by the insurer under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company’s securitizations. In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust.

          During the three months ended March 31, 2003, total mortgage loan dispositions increased $491.3 million, or 64.9%, to $1.2 billion from $756.8 million of total loan dispositions during the three months ended March 31, 2002. Total mortgage loan dispositions during the nine months ended March 31, 2003 were $3.3 billion, an increase of $1.0 billion, or 43.1%, over the $2.3 billion of total mortgage loan dispositions during the comparable nine month period a year ago. The Company’s increased loan dispositions during the three and nine months ended March 31, 2003 over the comparable periods a year ago are primarily related to its increased mortgage loan production levels during the fiscal 2003 periods over mortgage loan production levels during the comparable fiscal 2002 periods.

           The Company has maximized opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the three months ended March 31, 2003, the Company did not dispose of any of its loans through securitizations but securitized $132.8 million of mortgage loans during the comparable three month period a year ago. Whole loan sales for cash during the three months ended March 31, 2003 were $1.2 billion, an increase of $624.1 million over the $624.0 million of whole loan sales during the three months ended March 31, 2002. During the nine months ended March 31, 2003, the Company securitized $315.0 million of mortgage loans compared to $542.8 million during the comparable period a year ago. During the nine months ended March 31, 2003, the Company continued to be more reliant on whole loan sales selling $3.0 billion of mortgage loans in whole loan sales for cash compared to $1.8 billion of whole loan sales for cash during the nine months ended March 31, 2002. The Company relied more heavily upon whole loan sales than upon securitizations as its loan disposition strategy during the three and nine months ended March 31, 2003 and 2002 due to attractive pricing conditions prevailing in the whole loan markets during such periods and, to a lesser extent, due to the limited capacity in the Residual Facility until its expiration which occurred on March 31, 2003. With the expiration of the Residual Facility, coupled with the current whole loan sale environment, the Company anticipates that it will continue to be reliant on whole loan sales for cash as its primary loan disposition strategy. However, future adverse changes to the current interest rate environment or in the current economic climate could affect the mix in the composition of the Company's strategy of selling loans in the form of whole loan sales or securitizations in future periods.

Loan Servicing

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

           The following table sets forth certain information regarding the Company's servicing portfolio at March 31, 2003 and 2002 and June 30, 2002 (dollars in millions):

	March 31,			June 30,
	2003	2002		2002
Mortgage loans serviced:
Loans in securitization trusts serviced in-house	$ 852.7	$ 1,331.0	.	$ 1,192.0
Loans serviced on an interim basis	1,099.3	930.8		991.0

Serviced in-house	1,952.0	2,261.8		2,183.0
Loans in securitization trusts
subserviced by others	96.2	140.4		125.0
Total servicing portfolio	$ 2,048.2	$ 2,402.2		$ 2,308.0

Percentage serviced in-house	95.3%	94.2%		94.6%

           The Company has not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released since that time. The Company's total servicing portfolio at March 31, 2003 declined $354.0 million, or 14.7%, from $2.4 billion at March 31, 2002, reflecting loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations during the quarter. The Company’s portfolio of mortgage loans in securitization trusts serviced in-house declined $478.3 million, or 35.9%, to $852.7 million at March 31, 2003 from $1.3 billion at March 31, 2002. In general, the Company’s portfolio of mortgage loans in securitization trusts will continue to decline from run-off as all loans are sold servicing released, and such decline may be exacerbated by the current mortgage interest rate environment which could accelerate prepayment activity. The decline of loans in securitization trusts serviced in-house was partially offset by an increase of $168.5 million to $1.1 billion of mortgage loans serviced by the Company on an interim basis at March 31, 2003 from $930.8 million at March 31, 2002. The increase was due to increased loan production during the nine months ended March 31, 2003. Mortgage loans serviced on an interim basis includes loans held for sale, and also includes loans sold by the Company but servicing on such loans has not yet been transferred to new servicers by the buyers.

           The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to the inclusion of lower credit grade mortgage loans in the securitization trusts. Delinquent loans (by principal balance of the total servicing portfolio) decreased at March 31, 2003 to $167.6 million from $222.1 million at June 30, 2002 and $265.3 million at March 31, 2002. The delinquency rate at March 31, 2003 was 8.2% compared to 9.6% at June 30, 2002 and 11.0% at March 31, 2002. The delinquency rate at March 31, 2003 declined from the delinquency rate at June 30, 2002, due to the fact that loans in the Company’s portfolio of mortgage loans in securitized trusts, which contains the majority of delinquent loans, became a smaller part of the Company’s total servicing portfolio. A decline in delinquencies generally reduces the Company's servicing advance obligations. The Company expects the delinquency rate to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts (and the number of delinquent loans in such trusts) continues to decline and become a smaller component of the Company’s total servicing portfolio.

           Delinquent loans in the Company’s portfolio of loans in securitization trusts (serviced in-house and by others) were $155.0 million, $207.1 million and $243.1 million at March 31, 2003, June 30, 2002 and March 31, 2002, respectively. The dollar amount of such delinquent loans when expressed as a percentage of the Company’s portfolio of loans in securitization trusts (serviced in-house and by others) was 16.3%, 15.7% and 16.5% at March 31, 2003, June 30, 2002 and March 31, 2002, respectively. Delinquent loans in the Company’s portfolio of loans serviced on an interim basis were $12.6 million, $15.0 million and $22.3 million at March 31, 2003, June 30, 2002 and March 31, 2002, respectively. The dollar amount of such delinquent loans when expressed as a percentage of the Company’s portfolio of loans serviced on an interim basis was 1.1%, 1.5% and 2.4% at March 31, 2003, June 30, 2002 and March 31, 2002, respectively.

           During the nine months ended March 31, 2003, losses on loan liquidations decreased to $28.6 million from $51.6 million during the comparable nine month period a year ago primarily due to the decrease in the number of loans liquidated. Substantially all of the foreclosures and liquidations handled by the Company occur in connection with the Company’s portfolio of mortgage loans in securitization trusts. The Company expects net losses on loan liquidations to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts (and the number of foreclosed loans in such trusts) continues to decline.

           Credit losses incurred by the Company on liquidations of loans were disproportionately higher for correspondent loans purchased in bulk and included in the Company's earlier trusts than experienced upon liquidations of loans originated in the Company's retail and broker production channels. During the nine months ended March 31, 2003, approximately 28.3% of losses on liquidation were from losses on disposition of real estate collateral for bulk purchased correspondent loans. In turn, bulk purchased correspondent loans comprised approximately 21.1% of the Company’s portfolio of loans in securitization trusts when measured at July 1, 2002. The Company has discontinued the bulk purchase of correspondent loans; however, because the Company has been selling its more recent loan production in whole loan sales for cash and in securitizations on a servicing released basis, the effects of the changes in its loan origination strategies have generally not affected delinquencies and losses caused by mortgage loans remaining in its securitized trusts from the old programs. The bulk purchased portfolio may continue to contribute disproportionately to loan losses during the current fiscal year. Further, current market conditions, and certain regulatory changes have resulted in the tightening of underwriting guidelines for lower credit grade borrowers by many subprime home equity lenders. These factors have had the effect of decreasing the availability of credit to delinquent lower credit grade borrowers who in the past had avoided default by refinancing. The Company believes that continuance of these factors might contribute to the Company's loan losses during the current fiscal year.

           Because foreclosures and credit losses typically occur months or years after loans are originated, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses.

           The following table sets forth delinquency, foreclosure, and loss information of the Company's total servicing portfolio at or during the periods indicated:

	At or during the
	Nine Months Ended March 31,		Year Ended June 30,
	2003	2002	2002	2001	2000
	(Dollars in thousands)

Percentage of dollar amount of delinquent loans to
loans serviced (period end)(1)(2)(3)(4)
One month	0.6%	1.0%	0.7%	1.7%	1.9%
Two months	0.3%	0.5%	0.5%	0.7%	0.8%
Three or more months:
Not foreclosed(5)	6.6%	8.2%	7.4%	8.9%	9.0%
Foreclosed(6)	0.7%	1.3%	1.0%	1.7%	1.9%

Total	8.2%	11.0%	9.6%	13.0%	13.6%

Percentage of dollar amount of loans foreclosed
during the period to servicing portfolio(4)(8)	0.9%	1.8%	2.2%	3.0%	3.6%

Number of loans foreclosed during the period	318	634	780	1,238	1,854
Principal amount of foreclosed loans during the
period	$ 21,452	$ 47,612	$ 56,419	$ 89,884	$ 135,629
Number of loans liquidated during the period	821	1,394	1,624	2,479	2,749
Net losses on liquidations during the period(7)	$ 28,585	$ 51,665	$ 67,444	$ 91,754	$ 96,119
Percentage of annualized losses to servicing
portfolio(4)(8)	1.7%	2.6%	2.6%	3.0%	2.6%
Servicing portfolio at period end	$ 2,048,000	$ 2,402,000	$ 2,308,000	$ 2,717,000	$ 3,560,000

(1)	Delinquent loans are loans for which more than one payment is due.

(2)
The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated.

(3)
At March 31, 2003, the dollar volume of loans delinquent more than 90 days in 6 of the Company's 22 real estate mortgage investment conduit ("REMIC") trusts, exceeded the permitted limit in the related pooling and servicing agreements. All of the aforementioned REMIC trusts plus 9 additional REMIC trusts have also exceeded certain loss limits. At March 31, 2003, the unpaid principal balance of mortgage loans in the securitization trusts which exceeded the permitted delinquency limit was $146.7 million, or 15.5% of the total loans serviced (in-house and subserviced) in securitization trusts. At March 31, 2003, the unpaid principal balance of mortgage loans in the securitization trusts where certain loss limits have been exceeded was $639.1 million, or 67.4% of the total loans serviced (in-house and subserviced) in securitization trusts.

(4)	The servicing portfolio used in the percentage calculations includes loans serviced by the Company on an interim basis of $1.1 billion, $930.8 million, $991.0 million, $722.0 million and $281.0 million for the periods ended March 31, 2003, March 31, 2002, June 30, 2002, June 30, 2002 respectively.

(5)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(6)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(7)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the period indicated.

(8)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicers during the related periods indicated.

Critical Accounting Policies

          During the nine months ended March 31, 2003, the Company securitized $315.0 million mortgage loans and sold for cash the residual interest created therein to CZI under the Residual Facility. The Company did not retain residual interests created in any of the $585.0 million and $1.2 billion of securitizations which closed during the years ended June 30, 2002 and 2001, respectively, as all such residual interests were sold for cash under the Residual Facility. The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000.

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

          The Company’s retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of its retained residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis, the Company evaluates the effects, if any, that increasing or decreasing interest rates might have on its retained residual interests. The Company may adjust the value of its retained residual interests or take a charge to earnings, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company's retained residual interests as compared to the Company's key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair values of its retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

           The following table summarizes certain information about the securitization trusts in which the Company had retained a residual interest at March 31, 2003 and June 30, 2002 (dollars in thousands):

	March 31, 2003	June 30, 2002
Aggregate principal balances of securitized loans at the time of the	$ 7,016,205	$ 7,016,205
securitizations
Outstanding principal balances of securitized loans	$ 948,859	$ 1,316,956
Outstanding principal balances of pass-through certificates or bonds of
the securitization trusts	$ 794,489	$ 1,141,805
Weighted average coupon rates of:
Securitized loans	10.20%	10.26%
Pass-through certificates or bonds	5.51%	5.33%

          Certain historical data and key assumptions and estimates used by the Company in its March 31, 2003 and June 30, 2002 review of the residual interests retained by the Company were the following:

	March 31, 2003	June 30, 2002
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans
Fixed rate loans	30.2%	29.4%
Adjustable rate loans	32.1%	37.6%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	23.7% to 41.7%	22.3% to 34.4%
Adjustable rate loans	25.0% to 52.0%	13.8% to 41.0%
Estimated weighted average life of securitized loans	2.2 years	3.7 years
Credit losses:
Actual credit losses to date, as a percentage of original principal
balances of securitized loans	5.1%	4.7%
Future estimated credit losses, as a percentage of original principal
balances of securitized loans	0.6%	0.8%
Total actual and estimated prospective credit losses, as a percentage of
original principal balance of securitized loans	5.7%	5.5%
Total actual credit losses to date and estimated prospective credit
losses (dollars in thousands)	$ 399,606	$ 385,372
Weighted average discount rate	13.4%	13.4%

           To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, the Company considers current underlying indices, periodic interest rate caps, lifetime interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, the Company uses each certificate’s specific spread over the one-month LIBOR.

           The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans in each securitization trust, ranged from 2.0% to 9.3% at both March 31, 2003 and at June 30, 2002. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

           The Company closely monitors its residual interests. The Company has previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company's credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended March 31, 2003, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy. During the three months ended March 31, 2003, no adjustment to the Company’s assumptions (rate of prepayment, credit loss and discount rate) was warranted. During the nine months ended March 31, 2003, write-downs to the Company’s residual assets were $31.9 million.

           No residual interest write-down was recorded during the three months ended March 31, 2002. During the nine months ended March 31, 2002, the Company recorded residual interest write-downs of $27.0 million.

           During the three and nine months ended March 31, 2003 and 2002, all of the Company’s loan dispositions were on a servicing released basis; therefore, the Company did not capitalize any mortgage servicing rights. Prior to June 30, 2000, the Company capitalized mortgage servicing rights based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. Mortgage servicing rights are amortized in proportion to and over the period of estimated future servicing income.

           The Company periodically reviews its mortgage servicing rights for impairment, based on estimated fair value. The Company determines fair value based on the present value of estimated future net cash flows. In estimating future net cash flows, the Company determines future servicing revenues less future servicing expenses over the expected life of the loans. Servicing revenues include contractual servicing fees and other ancillary income such as prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses include an estimate for the cost to carry advances to the securitization trusts, based on the amount of advances which have been made, advances that are expected to be made and the period of time that the advances are expected to be outstanding. The Company uses a 15% discount rate to calculate the present value of the estimated future net cash flows. At March 31, 2003 and 2002, there were no valuation allowances on mortgage servicing rights.

           The Company sold to an independent, third party loan servicer for cash the MSRs on the loans included in the $315.0 million securitization transaction which closed during the nine months ended March 31, 2003. No MSR was capitalized by the Company.

           On April 15, 2003, the Company notified the trustee for seven of the securitization trusts with an outstanding principal balance of approximately $18.0 million that the Company was exercising its option to call these trusts, which it expects to complete on or about May 15, 2003. The result of this transaction is not expected to have a material effect on the consolidated financial statements of the Company.

Results of Operations - Three and Nine Months Ended March 31, 2003 and 2002

           The following table sets forth information regarding the components of the Company's revenue and expenses for the three and nine months ended March 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue:
Gain on sale of loans	$35,157	$22,513	$ 99,216	$ 78,149
Write-down of residual interests	--	--	(31,923)	(27,000)
Origination fees	12,435	12,484	40,125	41,363
Loan servicing	1,252	3,026	6,336	9,459
Debt extinguishment income	83	--	27,175	--
Interest	16,556	19,621	55,913	63,349

Total revenue, including write-down of
residual interests	65,483	57,644	196,842	165,320

Expenses:
Personnel	31,904	29,127	98,781	84,142
Production	6,832	5,572	18,647	14,813
General and administrative	12,114	11,317	33,710	30,672
Interest	7,042	8,454	23,933	28,978

Total expenses	57,892	54,470	175,071	158,605

Income before income taxes	7,591	3,174	21,771	6,715
Provision for income taxes	900	977	3,086	2,355

Net income	$ 6,691	$ 2,197	$ 18,685	$ 4,360

Revenue

General. Total revenue during the three months ended March 31, 2003 increased $7.9 million to $65.5 million from $57.6 million during the comparable three month period a year ago. The increase in total revenue was primarily due to an increase of $12.7 million in gain on sale of loans, partially offset by decreases of $3.1 million and $1.8 million in interest income and loan servicing fees, respectively.

           Total revenue during the nine months ended March 31, 2003 was $196.8 million compared to $165.3 million during the nine months ended March 31, 2002. The $31.5 million increase in total revenue for the nine months ended March 31, 2003 over the comparable nine month period a year ago is primarily due to $27.2 million of debt extinguishment income and a $21.1 million increase in gain on sale of loans over gain on sale of loans reported during the comparable 2002 period. The $27.2 million is comprised of $25.0 million related to SFP’s forgiveness of $25.0 million of the Company’s 5.5% 2012 Debentures due and $2.2 million of debt extinguishment income recognized in connection with the Company’s extinguishment, at a discount from par, of $22.1 million of its 9.125% Senior Notes for $19.9 million of cash during the nine months ended March 31, 2003. Total revenue during the nine months ended March 31, 2003 was negatively impacted by decreases of $7.4 million, $3.2 million and $1.3 million in interest income, loan servicing and origination fees, respectively. Total revenue during the nine months ended March 31, 2003 and March 31, 2002 includes a $31.9 million and a $27.0 million write-down, respectively, to the Company’s retained residual interests. Excluding the $27.2 million of debt extinguishment income and the $31.9 million write-down to the retained residual interests during the nine months ended March 31, 2003 and the $27.0 million residual write-down during the nine months ended March 31, 2003, total revenue increased $9.2 million to $201.5 million from $192.3 million of total revenue during the same nine month period a year ago.

Gain on Sale of Loans. Gain on sale of loans during the three months ended March 31, 2003 was $35.2 million, an increase of $12.7 million, or 56.4%, over the $22.5 million gain on sale of loans reported during the three months ended March 31, 2002. The increase in gain on sale of loans resulted primarily from the $491.3 million, or 64.9%, increase in total loan dispositions during the three months ended March 31, 2003 over total loan dispositions during the same period in 2002. Gain on sale rates recognized by the Company in its whole loan sales for cash during the three months ended March 31, 2003 were generally flat or modestly down from gain on sale rates recognized during the same period in 2002. During the three months ended March 31, 2003, the Company relied solely on whole loan sales for cash as its loan disposition strategy and during the three months ended March 31, 2002, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy, based upon the Company’s review of market conditions, profitability and cash flow requirements. During the three months ended March 31, 2003, $1.2 billion of total loan dispositions were disposed of in whole loan sales for cash. In comparison, during the three months ended March 31, 2002, of the $756.8 million of total loan dispositions by the Company, $132.8 million and $624.0 million of mortgage loans were disposed in securitizations and whole loan sales for cash, respectively.

           During the three months ended March 31, 2003 and 2002, the Company, as it has from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to certain mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during the period. Gain on sale of loans during the three months ended March 31, 2003 included charges of $0.2 million of derivative related losses on hedge positions that closed during the period. There were no open hedge positions at March 31, 2003. Gain on sale of loans during the three months ended March 31, 2002 included $1.3 million of derivative related gains and was comprised of $0.2 million of gains on hedge positions that closed during the period and $1.1 million of hedge gains to mark open hedge positions at March 31, 2002 to their estimated fair value.

           Gain on sale of loans increased $21.1 million, or 27.0%, to $99.2 million during the nine months ended March 31, 2003 from $78.1 million during the nine months ended March 31, 2002. The increase in gain on sale of loans during the nine months ended March 31, 2003 over gain on sale of loans during the comparable nine month period a year ago resulted from the $1.0 billion increase in total loan dispositions during the nine months ended March 31, 2003 over loan dispositions levels reported during the comparable period a year ago, partially offset by lower gain on sale rates realized by the Company on loan sales during the nine months ended March 31, 2003 compared to the gain on sale rates for loan sales during the comparable nine month period a year ago. During the nine months ended March 2003 and 2002, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy based on the Company’s review of market conditions, profitability and cash flow needs. Whole loan sales for cash increased $1.2 billion, or 68.8%, to $3.0 billion during the nine months ended March 31, 2003 from $1.8 billion during the comparable nine month period a year ago. Loan securitizations declined $227.8 million, or 42.0%, to $315.0 million during the nine months ended March 31, 2003 from $542.8 million during the comparable nine month period in 2002.

           Gain on sale of loans during the nine months ended March 31, 2003 and 2002 includes $8.7 million and $21.1 million, respectively, of cash proceeds from the sale of residual interests to CZI. In addition, gain on sale of loans during the nine months ended March 31, 2003 and 2002 includes $4.1 million and $7.6 million of cash proceeds from the sale of mortgage servicing rights and the rights to prepayment fee income that were sold to unaffiliated independent mortgage servicing companies related to securitizations which closed during the periods. Gain on sale of loans during the nine months ended March 31, 2003 and 2002 was reduced by $10.9 million and $1.6 million of hedge losses, respectively. Finally, gain on sale of loans during the nine months ended March 31, 2003 and 2002 was reduced by the amortization of costs related to obtaining the Residual Facility of $0.7 million and $0.5 million, respectively, substantially all of which related to amortization of remaining capitalized facility fee paid to CZI.

Origination Fees. Origination fees are primarily comprised of points and other fees, which include appraisal and credit investigation fees, charged by the Company on mortgage loans originated by the Company’s retail channel, partially offset by broker compensation, generally referred to as yield spread premium, paid by the Company to mortgage loan brokers in connection with broker loan production. Retail points and fees are primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Yield spread premiums are generally a function of the volume of mortgage loans originated by the Company through its broker channel and the fee paid on such loans by the Company to brokers. Origination fees during the three months ended March 31, 2003 declined to $12.4 million from $12.5 million during the three months ended March 31, 2002. The $0.1 million, or 0.4%, decrease in origination fees during the three months ended March 31, 2003 from the amount reported during the comparable three month period a year ago is attributable to a $0.8 million increase in yield spread premiums paid in the broker channel due to the $219.1 million, or 54.3%, increase in broker loan production during the three months ended March 31, 2003, partially offset by a $0.7 million increase in retail points and fees.

           Retail points and fees were $14.5 million and $13.8 million during the three months ended March 31, 2003 and 2002, respectively. The $0.7 million increase in retail points and fees during the three months ended March 31, 2003 over the amount during the comparable three month period in 2002 was attributable to the $19.6 million, or 5.2%, increase in total retail production during the 2003 period over total retail production during the comparable 2002 period. However, retail points and fees, expressed as a percentage of volume remained unchanged at 3.69% during the three months ended March 31, 2003 and 2002, respectively. As previously reported, the Company has, primarily in response to competitive factors and, to a lesser extent, due to recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products. Pending legislation and regulation restricting points and fees may cause the Company to reduce points and fees charged in those states.

           Yield spread premium, net of points and fees, was $2.2 million and $1.4 million during the three months ended March 31, 2003 and 2002, respectively. The $0.8 million increase in yield spread premium during the three months ended March 31, 2003 over yield spread premium during the three months ended March 31, 2002 is attributable primarily to the $219.1 million, or 54.3%, increase in total broker production during the 2003 period over total broker production during the 2002 period. Yield spread premium, net of points and fees, expressed as a percentage of total broker production, remained flat at 0.36% during the three months ended March 31, 2003 when compared to the percentage during the same three month period during 2002.

           Origination fees during the nine months ended March 31, 2003 were $40.1 million, a decrease of $1.3 million, or 3.1%, from the $41.4 million reported during the nine months ended March 31, 2002. The decrease in origination fee revenue during the nine months ended March 31, 2003 from levels reported during the comparable nine month period a year ago is primarily attributable to an increase in yield spread premium paid by the broker channel, partially offset by an increase in the points and fees charged at the time of origination in the retail channel. Yield spread premium, net of points and fees, paid by the broker channel increased $5.7 million to $8.8 million during the nine months ended March 31, 2003, from $3.1 million of yield spread premium paid during the same nine month period a year ago. The increase is primarily attributable to the increase in total broker production of $760.3 million, or 65.0%, during the nine months ended March 31, 2003 to $1.9 billion from $1.2 million during the nine months ended March 31, 2002 and, to a lesser extent, due to an increase in average yield spread premium paid during the 2003 period over the 2002 period. Yield spread premium, expressed as a percentage of total broker production was 0.45% and 0.27% during the nine months ended March 31, 2003 and 2002, respectively. The increase in yield spread premium was partially offset by a $4.4 million increase to $48.1 million during the nine months ended March 31, 2003 from $43.7 million during the comparable nine month period a year ago in points and fees charged at the time of origination by the retail channel. The increase in retail points and fees was attributable to the $196.7 million, or 16.9%, increase in total retail production during the nine months ended March 31, 2003 over total retail production during the comparable 2002 period. However, retail points and fees, expressed as a percentage of volume decreased to 3.53% from 3.75% during the nine months ended March 31, 2003 and 2002, respectively, due to competitive factors.

Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of the Company's MSRs. See "Critical Accounting Policies." Loan servicing revenue was $1.3 million during the three months ended March 31, 2003, a decline of $1.7 million, or 56.7%, from $3.0 million during the comparable three month period in 2002. During the three months ended March 31, 2003, servicing, late and prepayment fees declined $2.1 million from amounts reported during the comparable three month period a year ago. The decline was due primarily to the $478.3 million decrease in the size of the Company’s portfolio of mortgage loans in securitization trusts serviced in-house at March 31, 2003 when compared to March 31, 2002, together with a decrease in prepayment fees due to the aging of loans in the servicing portfolio beyond the term of their prepayment fee. This was partially offset by a $0.2 million decline in MSR amortization expense during the three months ended March 31, 2003 from the amount reported during the three months ended March 31, 2002. In addition, subservicing expenses and related resolution, set-up and reperformance expenses during the three months ended March 31, 2003 were $0.1 million, down $0.1 million from the $0.2 million of such expenses during the three months ended March 31, 2002. The subservicing expenses are a result of certain arrangements previously entered into by the Company designed to reduce its advance obligations. In the first arrangement, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($96.2 million at March 31, 2003) in principal amount of loans. The loan servicing revenue during the quarter ended March 31, 2002 was also affected by a second arrangement, that has since matured, in which an investment bank purchased certain advances and agreed to undertake the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts. The Company expects subservicing expense to trend downward in future periods as the balance of loans subserviced declines. The Company also expects MSR amortization to decline as the portfolio of mortgage loans in securitization trusts serviced in-house decreases.

           Loan servicing revenue during the nine months ended March 31, 2003 decreased $3.2 million, or 33.7%, to $6.3 million from $9.5 million during the nine months ended March 31, 2002 due primarily to declines in servicing, late and prepayment fees aggregating $5.1 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights of $1.2 million and $0.7 million, respectively. The declines in servicing, late and prepayment fees during the nine months ended March 31, 2003 from the levels reported during the nine months ended March 31, 2002 are due to the $478.3 million decrease in the size of the Company's portfolio of mortgage loans in securitization trusts serviced in-house at March 31, 2003 compared to March 31, 2002, together with a decrease in prepayment fees due to the aging of mortgage loans in securitization trusts serviced in-house beyond the term of their prepayment fee. Subservicing related expenses and mortgage servicing amortization are declining due to the decrease in the number of loans being subserviced and the portfolio of mortgage loans in securitization trusts serviced in-house, respectively.

           The Company has not added any new loans to the servicing portfolio (excluding loans serviced on an interim basis) since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. Mortgage loans in securitization trusts serviced by the Company in-house declined $478.3 million to $852.7 million at March 31, 2003 from $1.3 billion at March 31, 2002. The Company’s total loan servicing portfolio at March 31, 2003 decreased $354.0 million, or 14.7%, to $2.0 billion from $2.4 billion at March 31, 2002, reflecting the $478.3 million runoff in mortgage loans in securitization trusts, and loan dispositions, partially offset by loan production during the intervening year. The Company’s loan production, which is included in the total servicing portfolio, is serviced by the Company until the loans are sold. The Company’s servicing portfolio will continue to be negatively impacted in the future by the Company’s dispositions of its loan production through whole loan sales and securitizations on a servicing released basis. Future loan servicing revenue will be negatively impacted by continuing run-off in the portfolio of mortgage loans in securitization trusts, and in prepayment fees due to the aging of loans in the portfolio of mortgage loans in securitization trusts past the term of any prepayment fees on loans, and, to a lesser extent, by the costs associated with the arrangements the Company entered into to reduce servicing advances on mortgage loans in securitization trusts.

Interest Income. Interest income includes interest on loans held for sale, discount accretion income associated with the Company's residual interests and interest on short-term overnight investments. Interest income during the three months ended March 31, 2003 of $16.5 million decreased by $3.1 million from $19.6 million during the three months ended March 31, 2002. Interest income decreased by $7.4 million to $55.9 million during the nine months ended March 31, 2003 from $63.3 million during the nine months ended March 31, 2002. The decreases in interest income during the three and nine months ended March 31, 2003 from the amounts reported during the comparable three and nine month periods a year ago was primarily due to declines of $3.0 million and $10.7 million, respectively, in accretion to the Company’s residual interests. The Company’s residual interests were at lower balances during the three and nine months ended March 31, 2003 when compared to residual interest levels during the same three and nine month periods a year ago. Partially offsetting the decrease in accretion income during the nine months ended March 31, 2003 from amounts reported during the same periods a year ago was an increase of $3.3 million in interest income on loans held for sale during the nine months ended March 31, 2003 over such interest income level reported during the comparable period a year ago. The increase in interest income on loans held for sale during the nine months ended March 31, 2003 over the amount reported a year ago is attributable to higher average outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the nine months ended March 31, 2003 when compared to such balances and coupon rates during the same period a year ago. Included in interest income during the three and nine months ended March 31, 2003, is a $0.5 million charge to interest income for potential refunds to certain California customers that may be entitled to receive in excess of one day’s interest inadvertently charged prior to recordation of their mortgages.

Expenses

General. Total expenses during the three months ended March 31, 2003 were $57.9 million compared to $54.5 million during the three months ended March 31, 2002. The $3.4 million increase in total expenses during the three months ended March 31, 2003 over total expenses during the comparable period in 2002 was attributable to increases of $2.8 million, $1.2 million and $0.8 million in personnel expense, production and general and administrative expense, respectively, partially offset by a decline of $1.4 million in interest expense. Total expenses during the nine months ended March 31, 2003 increased $16.5 million to $175.1 million from $158.6 million during the nine months ended March 31, 2002. The increase in total expenses during the nine months ended March 31, 2003 over total expenses during the same nine month period in 2002 was attributable to increases of $14.7 million, $3.8 million, and $3.0 million in personnel, production, and general and administrative expenses, respectively, partially offset by a decline of $5.0 million in interest expense.

Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to the Company’s loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the three months ended March 31, 2003 increased $2.8 million, or 9.6%, to $31.9 million from $29.1 million during the three months ended March 31, 2002. The $2.8 million increase was comprised primarily of a $1.1 million increase in contract services utilized by the Company in preparing funded mortgage loans for sale to whole loan buyers and, to a lesser extent, to increases of $0.9 million, $0.7 million and $0.1 million in salaries, incentive compensation and payroll taxes, medical and other benefit costs, respectively, during the three months ended March 31, 2003, over amounts reported during the three months ended March 31, 2002.

           Personnel expense during the nine months ended March 31, 2003 was $98.8 million, and increase of $14.7 million, over the $84.1 million during the nine months ended March 31, 2002. Of the $14.7 million increase, salaries, commissions, bonuses and incentives increased $12.2 million, or 17.0%, during the nine months ended March 31, 2003 over the amounts reported during the nine months ended March 31, 2002. The increase was comprised primarily of a $5.9 million increase in commission compensation earned by retail and broker account executives during the nine months ended March 31, 2003 over the comparable nine month period in 2002 due to the $956.9 million, or 41.0%, increase in production during the 2003 period over production during the 2002 period. In addition, the increase was due to $5.3 million of increased salaries resulting from increased staffing levels during the nine months ended March 31, 2003 over the same period in 2002 due primarily to the impact on head count caused by the acquisition of the Company’s second National Loan Center and, to a lesser extent, to other employee head count growth. The increase is also attributable to a $1.3 million increase in contract services utilized in preparing funded mortgage loans for sale to whole loan sale buyers. Incentive compensation relative to senior management increased $1.0 million during the nine months ended March 31, 2003 over the same period in 2002. To a lesser extent, the increase in personnel expense during the nine months ended March 31, 2003 over the amount reported during the comparable nine month period a year ago is attributable to $1.2 million of increased health, medical and other benefit costs.

Production. Production expense, primarily advertising, appraisal costs, travel and entertainment, and credit reporting fees increased $1.2 million to $6.8 million during the three months ended March 31, 2003 from $5.6 million during the three months ended March 31, 2002. The increase in production expense during the three months ended March 31, 2003 over amounts reported during the comparable period a year ago was attributable to appraisal and credit report expenses relating to the Company’s use of an outside appraisal verification service and an accrual for refunds to certain California customers on mortgage loans where the fees charged for appraisal and credit report services may have exceeded the invoice amount. Production expense for the nine months ended March 31, 2003 increased $3.8 million to $18.6 million over $14.8 million during the same nine month period during 2002. The increase in production expense during the nine months ended March 31, 2003 from the comparable nine month periods a year ago is due primarily to increased advertising expenses relative to the Company's increased loan origination volumes during the three and nine months ended March 31, 2003 over those during the comparable period a year ago. Production expense expressed as a percentage of total loan origination volume remained at 0.7% for the three months ended March 31, 2003 and during the three months ended March 31, 2002. Production expense expressed as a percentage of total loan origination volume during the nine months ended March 31, 2003 remained flat at 0.6%, when compared to the percentage during the comparable nine month period in 2002.

General and Administrative. General and administrative expenses increased $0.8 million and $3.0 million to $12.1 million and $33.7 million during both the three and nine months ended March 31, 2003, respectively, from $11.3 million and $30.7 million during the three and nine months ended March 31, 2002, respectively. The increase during the three months ended March 31, 2003 from the comparable three month period a year ago was primarily attributable to increases in professional and legal expenses, partially offset by declines in communication, depreciation and occupancy expenses. The increase during the nine months ended March 31, 2003 from the comparable nine month period in 2002 was primarily due to increases in professional and legal expenses, offset by decreases in occupancy, communication and depreciation expenses. General and administrative expenses also includes the amortization of capitalized financing costs for revolving committed warehouse facilities entered into by the Company. Amortization expense related to such facilities was $0.9 million and $2.7 million during the three and nine months ended March 31, 2003, respectively, compared to $1.1 million and $3.5 million during the three and nine months ended March 31, 2002, respectively.

Interest Expense. Interest expense decreased $1.5 million and $5.1 million during the three and nine months ended March 31, 2003, to $7.0 million and $23.9 million from $8.5 million and $29.0 million during the three and nine months ended March 31, 2002, respectively. The decrease in interest expense during the three and nine months ended March 31, 2003 from interest expense levels reported during the comparable three and nine month periods a year ago resulted from lower borrowing rates under the Company’s revolving warehouse and repurchase facilities. This decrease was due primarily to declines in the one-month LIBOR during the three and nine months ended March 31, 2003 despite increased average borrowings during the three and nine months ended March 31, 2003 over average borrowings during the comparable periods a year ago to fund the origination of mortgage loans prior to their securitization or sale in the secondary market. Interest expense is expected to increase in future periods due to the Company's continued reliance on external financing arrangements to fund its loan production operations and potential increases in the general interest rate environment during calendar 2003.

Income Taxes. During the three and nine months ended March 31, 2003, the Company recorded income tax provisions of $0.9 million and $3.1 million, respectively, which related primarily to taxes on excess inclusion income on the Company’s REMIC trusts and, to a lesser extent, to miscellaneous state tax obligations. Such tax provisions reflect effective tax rates of 11.9% and 14.2% for the three and nine months ended March 31, 2003, respectively. The Company’s regular taxable income is projected to be lower than its excess inclusion income primarily due to utilization of net operating loss carryforwards as well as partial reversal of the deferred tax asset related to its residual interest valuation adjustments, among other items. Accordingly, the Company provides for current taxes on its excess inclusion income as the excess inclusion tax is payable unless current taxable income exceeds the excess inclusion amounts. During the three and nine months ended March 31, 2002, the Company recorded income tax provisions of $1.0 million and $2.4 million, respectively, which reflect effective tax rates of 30.8% and 35.1%, respectively. The provisions for income taxes during the three and nine months ended March 31, 2002 related primarily to taxes on excess inclusion income on the Company’s REMIC trusts and, to a lesser extent, to other miscellaneous state tax obligations.

           The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes thereby limiting future net operating loss and certain other future deductions.

Financial Condition

Loans Held for Sale. The Company's portfolio of loans held for sale decreased to $393.9 million at March 31, 2003 from $462.1 million at June 30, 2002 due primarily to loan dispositions exceeding loan originations during the nine months ended March 31, 2003.

Accounts Receivable. Accounts receivable are comprised of advances to the securitization trusts; servicing and late fees; amounts due from CZI under the Residual Facility, if applicable; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. At March 31, 2003, there were no amounts due to the Company from CZI under the Residual Facility.

           Accounts receivable decreased to $47.9 million at March 31, 2003 from $61.3 million at June 30, 2002. The decrease is primarily attributable to decreases of $11.7 million in interest and servicing advances and a $1.7 million decrease in servicing and late fees receivable.

           The $11.7 million decrease in servicing and interest advances to the securitization trusts at March 31, 2003 from June 30, 2002 is comprised of $26.2 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $37.9 million of recoveries of such advances during the nine months ended March 31, 2003. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts.

           The $1.7 million decline in servicing and late fees receivable at March 31, 2003 from June 30, 2002 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts serviced in-house during the nine months ended March 31, 2003.

           The Company periodically evaluates its accounts receivable for collectibility and charges earnings for amounts deemed uncollectible.

Residual Interests. Residual interests decreased to $145.1 million at March 31, 2003 from $197.3 million at June 30, 2002, reflecting a write-off of $31.9 million, $34.5 million of cash received from the securitization trusts, partially offset by $14.2 million of accretion during the nine months ended March 31, 2003. During the nine months ended March 31, 2003, the Company sold for cash to CZI the residual interest created in the securitization during the period.

Mortgage Servicing Rights, net. MSRs, net, decreased to $0.8 million at March 31, 2003 from $2.9 million at June 30, 2002 reflecting amortization of $2.1 million during the nine months ended March 31, 2003. During the nine months ended March 31, 2003, the Company did not capitalize any MSRs as all of the Company’s $1.2 billion of total loan dispositions were on a servicing released basis.

Equipment and Improvements, net. Equipment and improvements, net, decreased to $9.4 million at March 31, 2003 from $10.9 million at June 30, 2002 due to depreciation and amortization outpacing capitalized expenditures for new equipment and improvement acquisitions during the nine months ended March 31, 2003.

Prepaid and Other Assets. Prepaid and other assets decreased to $14.4 million at March 31, 2003 from $14.7 million at June 30, 2002, due to the amortization of capitalized costs incurred for financing and other arrangements entered into by the Company having exceeded the capitalization of such items during the nine months ended March 31, 2003.

Borrowings. Borrowings were $197.1 million at March 31, 2003 compared to $264.0 million at June 30, 2002. The $66.9 million decline during the nine months ended March 31, 2003 was comprised of (i) the Company’s purchase and extinguishment of $22.1 million face amount of its 9.125% Senior Notes due November 2003, (ii) the Company’s $19.8 million mandatory sinking fund payment on its 2012 Debentures, and (iii) SFP’s subsequent forgiveness of $25.0 million of 2012 Debentures.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $298.7 million at March 31, 2003 from $383.1 million at June 30, 2002 primarily due to the decrease in loans held for sale due to loan dispositions during the nine months ended March 31, 2003, partially offset by the Company's loan originations during the period, and, to a lesser extent, as the result of the Company’s decreased reliance on its revolving warehouse facilities. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under the Company's revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

Income taxes payable. Income taxes payable remained substantially unchanged at March 31, 2003 from $8.6 million at June 30, 2002 reflecting the net activity caused by the provision for income taxes offset by income tax remittances recorded during the nine months ended March 31, 2003.

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

           The Company had cash and cash equivalents of approximately $21.0 million at March 31, 2003.

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to originate mortgage loans and hold them prior to securitization or sale. While the Company’s revolving warehouse and repurchase agreements traditionally have 364-day terms, because the Company’s 9.125% Senior Notes are due November 1, 2003, the Company does not expect the facility providers to renew their facilities beyond October 2003 unless and until the Company either extinguishes or refinances the 9.125% Senior Notes. At March 31, 2003, the Company had committed revolving warehouse and repurchase facilities in the amount of $900.0 million. Of the $900.0 million of committed revolving warehouse and repurchase facilities available to the Company at March 31, 2003, $300.0 million, $300.0 million and $300.0 million expire on July 15, 2003, July 30, 2003 and September 30, 2003, respectively.

           On April 25, 2003, the Company executed a commitment letter with Greenwich Capital Financial Products, Inc. (“Greenwich”), pursuant to which Greenwich agreed to provide the Company with a financing facility of up to $82.9 million secured by certain of the Company’s residual interests and servicing advances, subject to certain conditions, including the negotiation and execution of a definitive loan agreement. The Company intends to use the proceeds from this facility, along with other corporate funds, to redeem the Company’s outstanding 9.125% Senior Notes due November 2003. The Company anticipates completing the financing with Greenwich prior to the maturity of its 9.125% Senior Notes due November 2003. The Company can give no assurance that it will be able to successfully negotiate and execute a definitive loan agreement or satisfy any other conditions required to complete the financing.

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

The Securitization and Sale of Mortgage Loans. The Company's ability to sell its loans in the secondary markets is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new mortgage loan originations. The ability of the Company to sell loans in the secondary markets on acceptable terms is essential for the continuation of the Company's loan origination operations.

           During the nine months ended March 31, 2003, the Company disposed of $315.0 million of its mortgage loans through securitizations and sold $3.0 billion of mortgage loans in whole loan sales, compared to $542.8 million of mortgage loans securitized and $1.8 billion of mortgage loans sold in whole loan sales, respectively, during the comparable period a year ago. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company's assumptions used in securitizations. See "Results of Operations - Revenue."

           In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts, for which the Company has retained a residual interest, generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At March 31, 2003, an additional $34.4 million is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts. At March 31, 2003, the Company was required to maintain overcollateralization amounts of $169.3 million (including the $34.4 million), of which $154.5 million was maintained. The remaining $14.8 million is required to be added to the overcollateralization amounts from future spread income from the loans in the securitization trusts.

           Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. As previously reported, the Company currently does not satisfy the specified net worth test, and as a result, the monoline insurer can terminate the Company as servicer. The monoline insurer has to date waived the Company's failure to satisfy the net worth test and has not exercised its right to terminate the Company as servicer with respect to those securitization trusts.

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

Residual Forward Sale Facility. On March 31, 2003, the Residual Facility with CZI, an affiliate of Capital Z, the Company’s largest shareholder, expired at which time the $0.2 million of remaining unamortized capitalized Residual Facility costs were written off.

Monetization of Advances to the Securitization Trusts.  On April 25, 2003, the Company executed a commitment letter with Greenwich pursuant to which Greenwich agreed to provide the Company with a financing facility secured by certain of the Company’s servicing advances, subject to certain conditions, including the negotiation and execution of a definitive loan agreement. See “Recent Events”. Moreover, in the past, in order to reduce its interest and servicing advance obligations, the Company entered into arrangements with a buyer pursuant to which the buyer purchased certain cumulative advances and undertook the obligation to make a substantial portion, but not all, of the Company's advance obligations on its securitization trusts.

The Issuance of Debt and Equity Securities. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company's ability to access its traditional equity and debt sources.

           The Company has previously raised $180.2 million through the sale of preferred stock in several phases, consisting of $170.8 million to Capital Z and its designees, $4.7 million to certain members of the Company's management and $4.7 million to holders of the Company's common stock. Capital Z invested $75.0 million in February 1999, $25.0 million in August 1999, $20.8 million pursuant to their standby commitment in a rights offering in October 1999, $34.7 million in June 2000, and $15.3 million in July 2000. The Company also issued $2.9 million of preferred stock to certain management investors in October 1999, and $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company in August 2000. The Company raised $4.2 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in October, 1999 and $0.5 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in February 2002. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company's common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001.

           In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In February 1996, the Company completed an offering of its 5.5% Convertible Subordinated Debentures due 2006 with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its 9.125% Senior Notes due 2003 with net proceeds to the Company of $145.0 million. In December 2002, the Company completed a tender offer pursuant to which $49.6 million of 2006 Debentures were tendered and an equal amount of 2012 Debentures were issued. Subsequently in December 2002, the $49.6 million of 2012 Debentures were reduced by $19.8 million and $25.0 million through a mandatory sinking fund redemption and the forgiveness by SFP, respectively, leaving $4.8 million of 2012 Debentures outstanding. At March 31, 2003, there were $4.8 million of 2012 Debentures outstanding. At March 31, 2003, there were $64.4 million of 2006 Debentures outstanding. Under the agreements relating to these debt issuances, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company's ability to pay certain distributions, including dividends. At March 31, 2003, the Company did not have the ability to pay such distributions and does not expect to have the ability to pay dividends for the foreseeable future.

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

Risk Management

           During the three months ended March 31, 2003, the Company, as it has from time to time, entered into agreements to hedge interest rate risk exposure to its loans held for sale. At March 31, 2003, the Company had no forward interest rate swap agreements in place to hedge exposure to its loans held for sale and pipeline of loans.

           Gain on sale of loans during the three months ended March 31, 2003 and 2002 includes charges of $0.2 million and $1.3 million of derivative related gains, respectively, related to the Company’s hedging activities. All of the $0.2 million charge during the three months ended March 31, 2003, related to losses on closed forward interest rate swap agreements. There were no forward interest rate swap agreements open at March 31, 2003. Of the $1.3 million gain during the three months ended March 31, 2002, $1.1 million related to the Company’s mark to the estimated fair value of forward interest rate swap agreements open at March 31, 2002, and $0.2 million of the gain related to gains on closed forward interest rate swap agreements. Gain on sale of loans for the nine months ended March 31, 2003 and 2002 includes charges of $10.9 million and $1.6 million, respectively, related to the Company’s hedging activities. All of the $10.9 million charge during the nine months ended March 31, 2003, related to losses on closed forward interest rate swap agreements during the period. Of the $1.6 million charge during the nine months ended March 31, 2002, $1.9 million related to losses on closed forward interest rate swap agreements, which was offset by gains of $0.3 million related to the Company’s mark to the estimated fair value of forward interest rate swap agreements open at March 31, 2002. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including additional charges to earnings on the Company’s existing forward interest rate swap agreements or charges to earnings on future derivative contracts into which the Company may enter.

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

Rate sensitive assets and liabilities. At March 31, 2003, the Company's $393.9 million inventory of loans held for sale was comprised of $192.0 million and $201.9 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 8.30% and 8.08%, respectively. The weighted average interest rate on the Company's total inventory of loans held for sale was 8.19% at March 31, 2003. In comparison, at June 30, 2002 the Company's $462.1 million inventory of loans held for sale was comprised of $207.5 million and $254.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 8.83% and 9.09%, respectively. The weighted average interest rate on the Company's total inventory of loans held for sale was 8.93% at June 30, 2002.

           At March 31, 2003, the Company had aggregate outstanding funded indebtedness of $495.8 million, of which $197.1 million and $298.7 million bore fixed and variable interest rates, respectively. At March 31, 2003, the weighted average interest rate on the Company's $298.7 million of outstanding revolving warehouse and repurchase facilities was 2.36%. All of the Company's revolving warehouse and repurchase facilities were indexed to one-month LIBOR which, at March 31, 2003, was 1.30%. The weighted average interest rate on the Company's $197.1 million of outstanding fixed rate borrowings was 7.85% at March 31, 2003. In comparison, at June 30, 2002 the weighted average interest rate on the Company's $383.1 million of outstanding revolving warehouse and repurchase facilities was 2.90%. At June 30, 2002, the one-month LIBOR was 1.84%. The weighted average interest rate on the Company's $264.0 million of outstanding fixed rate borrowings was 7.56% at June 30, 2002.

Residual Interests and MSRs. The Company had residual interests of $145.1 million and $197.3 million outstanding at March 31, 2003 and June 30, 2002, respectively. The Company also had MSRs outstanding at March 31, 2003 and June 30, 2002 in the amount of $0.8 million and $2.9 million, respectively. Both of these instruments are recorded at estimated fair value at March 31, 2003 and June 30, 2002. The Company values these assets based on the present value of future revenues net of expenses using various assumptions. The discount rates used to calculate the present value of the residual interests and MSRs were 13.4% and 15.0%, respectively, at both March 31, 2003 and June 30, 2002. The weighted average life of the mortgage loans used for valuation was 2.2 years at March 31, 2003 and 3.7 years at June 30, 2002.

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

Warehousing Exposure. The Company utilizes revolving warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization or sale in the whole loan markets. At March 31, 2003, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $900.0 million and the total amounts outstanding on these facilities was $298.7 million. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and/or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Item 4. Controls and Procedures. Within the 90 days prior to the date of filing this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the Disclosure Committee, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls.

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

          Wilmington Trust Company, as successor indenture trustee with respect to the Company’s 9.125% Senior Notes due 2003 (the “Senior Notes”), brought an action against the Company seeking to prevent the Company from consummating its offer to exchange all outstanding 5.5% Convertible Subordinated Debentures due 2006 for newly issued 5.5% Convertible Subordinated Debentures due 2012 (the “Exchange Offer”). On June 10, 2002, the Supreme Court of the State of New York heard oral arguments relating to Wilmington Trust Company’s request for an order preliminarily enjoining the Company from proceeding with the Exchange Offer. On July 1, 2002, the court denied Wilmington Trust Company’s request. On July 12, 2002, the Company filed a motion to dismiss Wilmington Trust Company’s complaint. On August 1, 2002, Wilmington Trust Company filed an amended complaint seeking a declaratory judgment that if the Company were to proceed with the Exchange Offer an event of default would exist under the indenture governing the Senior Notes. On August 14, 2002, the Company filed a motion to dismiss the amended complaint and request a declaratory judgment that the Exchange Offer would not constitute an event of default under the indenture governing the Senior Notes. On August 14, 2002, the Company filed a motion to dismiss the amended complaint and requested declaratory judgment that the Exchange Offer would not constitute an event of default under the indenture governing the Senior Notes. In a decision dated October 25, 2002, the Supreme Court of the State of New York granted the Company’s motion to dismiss Wilmington Trust Company’s amended complaint and issued a declaratory judgment in favor of the Company that the Exchange Offer, if consummated, would not (i) violate the terms of the indenture governing the Senior Notes, or give rise to an event of default thereunder, or (ii) constitute a breach of an implied covenant of good faith and fair dealing. On November 21, 2002, Wilmington Trust Company filed a notice of appeal from the declaratory judgment. On February 7, 2003, the Company filed a brief in opposition to Wilmington Trust Company’s appeal. On March 21, 2003, the New York Supreme Court Appellate Division heard oral arguments regarding this appeal.

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

Item 2.	Changes in Securities - None

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8 - K

(a)	Exhibits: See Exhibit Index

(b)	The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

On January 24, 2003, the Company filed a Form 8-K (dated November 30, 2002) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

On January 24, 2003, the Company filed a Form 8-K (dated December 31, 2002) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On February 6, 2003, the Company filed a Form 8-K (dated February 6, 2003) reporting results for the quarter ended December 31, 2002 and presentation materials for the ABS West 2003 conference.

On March 13, 2003, the Company filed a Form 8-K (dated January 31, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

AAMES FINANCIAL CORPORATION

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION
Date: May 14, 2003

By:
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Ronald J. Nicolas, Jr.

Ronald J. Nicolas, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No..	Description of Exhibit

3.1	Certificate of Incorporation of Registrant, as amended (1)

3.2	Bylaws of Registrant, as amended (2)

4.1	Specimen certificate evidencing Common Stock of Registrant (1)

4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)

4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)

4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)

4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)

4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)

4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)

4.8(a)	Rights Agreement, dated as of June 21, 1996 between Registrant and Wells Fargo Bank, as rights agent (4)

4.8(b)	Amendment to Rights Agreement, dated as of April 27, 1998 (5)

4.8(c)	Amendment to Rights Agreement, dated as of December 23, 1998 (6)

4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (7)

4.11(a)	First Supplemental Indenture, dated as of October 21, 1996, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (7)

4.11(b)	Second Supplemental Indenture, dated as of February 10, 1999, between Registrant, The Chase Manhattan Bank and certain wholly owned subsidiaries of Registrant, relating to Registrant's 9.125% Senior Notes due 2003 (8)

4.12	Indenture, dated as of December 13, 2002, between Registrant and Wells Fargo Bank Minnesota, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2012 (9)

10.31(d)	Amendment No. 5 to the Amended and Restated Master Loan and Security Agreement, dated as of May 15, 2003, among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Mortgage Capital, Inc.

10.33(e)	Amendment No. 6, dated as of May 14, 2003, to the Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Restated to and including March 21, 2002, by and among Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

11	Computation of Net Income (Loss) Per Common Share

(1)	Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000

(2)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and filed with the Commission on September 3, 1999

(3)	Included in Exhibit 3.1

(4)	Incorporated by reference from Registrant's Registration Statement on Form 8-A, file no. 33-13660, filed with the Commission on July 12, 1996

(5)	Incorporated by reference from Registrant's Amendment No. 1 to the Registration Statement on Form 8-A dated as of, and filed with the Commission on, April 27, 1998

(6)	Incorporated by reference from Registrant's Current Report on Form 8-K dated as of December 23, 1998 and filed with the Commission on December 31, 1999

(7)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996

(8)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and filed with the Commission on February 22, 1999

(9)	Incorporated by reference from Registrant’s Amendment No. 1 to the Registration Statement on Form T-3, file no. 022-28600, filed December 12, 2002