Form 10-K
period 2003-06-30
AAMES FINANCIAL CORP/DE
filed 2003-09-29
CIK 879957

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2003
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
Common Stock, par value $0.001
Preferred Stock purchase rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes/ / No/X/

        At September 22, 2003, there were outstanding 7,006,114 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($2.07 per share) of the Registrant's Common Stock as quoted on the Over-the-Counter Bulletin Board was $14,502,656. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

Documents Incorporated by Reference

        Portions of Registrant's Proxy Statement relating to its 2003 Annual Meeting of Stockholders or an amendment to this Form 10-K are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

PART I

Item 1. Business

General

         Aames Financial Corporation (the “Company”) is a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, selling and servicing mortgage loans collateralized by single family residences. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender making loans in California since it was founded in 1954. In 1995, the Company expanded its retail presence outside of California and began purchasing loans from correspondents. In August 1996, the Company acquired its broker production channel through the acquisition of One Stop Mortgage, Inc. In 1999, the Company consolidated its loan production channels into one company, and the retail and broker production channels now operate under the name “Aames Home Loan.”

         The Company’s principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. The Company believes these borrowers continue to represent an underserved niche of the residential mortgage loan market and present an opportunity to earn a superior return for the risk assumed. The residential mortgage loans originated by the Company, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness or to finance other consumer needs, and to a lesser extent, to purchase homes.

        The Company originates loans through its retail and broker production channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company’s broker channel produces loans through account executives working throughout the United States (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis) and by sourcing loans through telemarketing and the Internet. During the years ended June 30, 2003, 2002 and 2001, the Company originated $4.4 billion, $3.2 billion and $2.4 billion, respectively, of mortgage loans.

        As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the years ended June 30, 2003, 2002 and 2001, the Company sold $4.5 billion, $3.2 billion and $2.3 billion, respectively, of loans. See “—Loan Disposition.”

        The Company’s servicing portfolio consists primarily of mortgage loans serviced for others on an interim basis, which includes loans sold where servicing has not yet been transferred and loans held for sale and, to a lesser extent, loans securitized prior to the year ended June 30, 2000 for which the Company retained servicing. During the years ended June 30, 2003, 2002 and 2001, the Company sold for cash the servicing rights on the mortgage loans in the securitizations it closed during those periods. The Company has not added any new mortgage loans to the servicing portfolio (except for loans serviced on an interim basis) since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in servicing released transactions. At June 30, 2003, 2002 and 2001, the Company’s total servicing portfolio was $1.7 billion, $2.3 billion and $2.7 billion, respectively. The Company’s portfolio of mortgage loans in securitization trusts serviced in-house was $0.7 billion, $1.2 billion and $1.8 billion at June 30, 2003, 2002 and 2001, respectively.

        The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its loan production; (ii) reducing its cost of production; and (iii) maintaining adequate liquidity and access to the capital markets.

        Increasing the Amount and Value of Its Loan Production. The Company intends to increase the size of its overall originations while improving its value. The Company’s retail branch network, the National Loan Centers, its regional broker office network, and its broker telemarketing and Internet platforms, are all targeted as sources of growth. In its retail branch network, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, and improving its customer service levels and branch efficiencies. The Company’s regional broker office network operations plan to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers’ customer bases. The Company’s National Loan Centers, which produce loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their scale by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its offerings to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

        Reducing Its Cost of Production. The Company intends to reduce its cost of production by leveraging its investment in its origination technology platform, increasing the amount of automation in the loan origination process and increasing the scale of the origination business driving fixed costs down as a percentage of overall production costs. The Company will also continue its on-going effort of identifying opportunities for cost reductions across all levels of the Company’s operations.

        The recent increases in mortgage rates and the resulting less favorable mortgage interest rate environment has reduced the overall demand for mortgage loans generally. While the Company has not to date experienced a reduced demand for its mortgage loan products specifically, and while no assurances can be made, should that event occur the Company expects to be responsive to such changes in market conditions by reducing its loan origination costs in light of reduced loan origination levels.

        Maintaining Adequate Liquidity and Access to the Capital Markets. The Company intends to continue to increase and diversify its funding sources by expanding its current funding relationships and identifying new funding sources. The Company intends to continue to fund its operations by disposing of a majority of its loan production for cash in the whole loan market, monetizing residual interests, mortgage servicing rights (“MSRs”) and the rights to prepayment fees on the mortgage loans in its new securitizations, if any, monetizing servicing advances and developing new sources for working capital.

        The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

Recent Events

        The Company reported net income of $29.2 million for the year ended June 30, 2003 compared to a net income of $4.5 million during the year ended June 30, 2002. Net income during the year ended June 30, 2003 includes a $6.0 million reversal of deferred tax credits. Total revenue during the year ended June 30, 2003 was $263.6 million, an increase of $43.5 million over the $220.1 million reported for the year ended June 30, 2002. Included in total revenue during the year ended June 30, 2003 was $31.7 million of debt extinguishment income. Included in total revenue during the years ended June 30, 2003 and 2002 were residual interest write-downs of $34.9 million and $27.0 million, respectively. Excluding debt extinguishment income during the year ended June 30, 2003 and the write-downs of residual interests during the years ended June 30, 2003 and 2002, operating revenue during the year ended June 30, 2003 was $266.9 million, an increase of $19.8 million over the $247.1 million during the year ended June 30, 2002. The Company’s total expenses increased by $23.8 million to $236.3 million during the year ended June 30, 2003 over the $212.5 million during the year ended June 30, 2002.

        As previously announced, on June 30, 2003, the Company redeemed $127.9 million principal balance of its 9.125% Senior Notes due November 2003 (the “Senior Notes”) representing all remaining outstanding Senior Notes, at par plus accrued and unpaid interest. The Company funded the redemption of its Senior Notes by borrowing $74.1 million through a financing facility secured by its residual interests and certain of its servicing advances (the “Financing Facility”) and paying the remaining $53.8 million in cash. The Financing Facility has a term of 18 months and bears interest at a rate of LIBOR plus 2.75% per annum. Eighty percent of the monthly cash flows generated from the Company’s residual interests and at least 70.0% of cash flows from recoveries of servicing advances securing the Financing Facility will be paid to the lender to reduce the outstanding balance. Subject to certain limitations, the Company may prepay, without penalty, the amount outstanding under the Financing Facility at any time. Capital Z Financial Services Fund II, L.P., a Bermuda partnership (“Capital Z”), an affiliate of Specialty Finance Partners, the Company's largest stockholder (“SFP”), is the limited guarantor on the Financing Facility.

        As master servicer of the mortgage loans in the securitization trusts, the Company has the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. The principal benefit of calling securitization trusts is to improve the Company’s liquidity position. If the Company calls any of the securitization trusts, the Company receives a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the securitization trusts and in cash.

        On May 15, 2003, the Company called seven securitization trusts with an unpaid principal balance of $17.6 million of mortgage loans. During the three months ended June 30, 2003, $14.5 million of the mortgage loans from these securitization trusts were sold by the Company with the remainder held as loans held for sale at June 30, 2003. This transaction did not materially impact the Company’s results of operations during the year ended June 30, 2003. In connection with the May 15, 2003 call of seven securitization trusts, the Company received cash of approximately $4.4 million.

        On August 15, 2003, the Company called four additional securitization trusts with an unpaid principal balance of $29.3 million of mortgage loans ($30.5 million at June 30, 2003). The August 15, 2003 call resulted in a $3.0 million write-down to the carrying value of the Company’s retained residual interests relating to these securitization trusts during the year ended June 30, 2003. If the Company calls any of the securitization trusts underlying the residual interests pledged under the Financing Facility, it is required to prepay the Financing Facility in an amount equal to the amount ascribed to the called residual interest and the servicing advances on mortgage loans in the securitization trusts by the lender under the Financing Facility. As a result of the August 15, 2003 call of such securitization trusts, the Company repaid the Financing Facility $3.4 million. In connection with the August 15, 2003 call of four securitization trusts, the Company received cash of approximately $5.1 million.

        As of August 31, 2003, of the Company’s remaining thirteen securitization trusts which had a mortgage loan balance of $735.9 million ($798.5 million at June 30, 2003, as adjusted for the call on August 15, 2003), six securitization trusts with a mortgage loan balance of $199.2 million ($214.7 million at June 30, 2003) were callable. If the Company calls any of these securitization trusts, it might be required to write down the value of the residual interests relating to the called securitization trusts. The Company would also be required to prepay the Financing Facility from proceeds realized from a call transaction in an amount equal to the amount ascribed to the called residual interest and the servicing advances on mortgage loans in the securitization trusts pledged to the lender under the Financing Facility. Additionally, the Company’s portfolio of mortgage loans serviced in securitization trusts would be reduced.

        As previously announced, the Company redeemed $4.8 million principal balance of its 5.5% Convertible Subordinated Debentures due 2012 (the “2012 Debentures”) on June 30, 2003, representing all remaining outstanding 2012 Debentures pursuant to a 5.0% optional call provision on the outstanding principal balance, or $0.2 million, plus accrued and unpaid interest.

        Subsequent to June 30, 2003, the Company increased its total capacity under its revolving warehouse and repurchase facilities to $1.2 billion of which $1.1 billion and $100.0 million was committed and uncommitted, respectively, from $900.0 million committed at June 30, 2003.

        On September 16, 2003, the Company amended and restated its certificate of incorporation permitting the Company to issue up to 26.7 million shares of a new series of preferred stock, Series E Preferred Stock, par value $0.001 per share. The Series E Preferred Stock is not convertible into any other Company security, is not entitled to receive dividends, ranks pari passu with the Company’s other series of Preferred Stock and has a stated value of $1.00 per share. Subsequently, on September 18, 2003 the Company adopted its 2003 Series E Preferred Stock Option Plan, pursuant to which the Company plans to issue to certain directors and executive officers options to purchase shares of Series E Preferred Stock.

Mortgage Loan Production

        The Company’s principal loan product is a non-conforming residential mortgage loan with a fixed principal amount and term to maturity which is secured by a first or second mortgage on the borrower’s residence with either a fixed or adjustable interest rate. Non-conforming residential mortgage loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and generally cannot be directly marketed to agencies such as Fannie Mae and Freddie Mac. During the year ended June 30, 2003, the Company originated its residential mortgage loans through its retail and broker production channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company’s broker channel produces loans through its account executives throughout the United States (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis) and by sourcing loans through telemarketing and the Internet.

        The following table presents certain information about the Company’s mortgage loan production at or during the years ended June 30, 2003, 2002 and 2001:

	Year Ended June 30,
	2003	2002	2001
Retail loan production::
Retail branch network:
Total dollar amount	$1,333,550,000	$1,280,225,000	$1,104,676,000
Number of loans	11,641	14,374	14,571
Average loan amount	$114,556	$89,065	$75,813
Average initial combined LTV	77.64%	76.37%	74.71%
Weighted average interest rate (1)	7.73%	9.11%	10.33%
Number of retail branch offices at period end	91	98	100
National Loan Centers:
Total dollar amount	$461,897,000	$329,650,000	$75,875,000
Number of loans	3,684	2,734	827
Average loan amount	$125,379	$120,574	$$91,747
Average initial combined LTV	75.96%	74.92%	76.50%
Weighted average interest rate (1)	7.50%	8.04%	9.48%
Number of National Loan Centers at period end	2	2	1
Total retail	$1,795,447,000	$1,609,875,000	$1,180,551,000
Number of loans	15,325	17,108	15,398
Average loan amount	$117,158	$94,101	$76,669
Average initial combined LTV	77.21%	76.07%	74.83%
Weighted average interest rate (1)	7.67%	8.89%	10.27%
Number of retail branch offices and National Loan Centers	93	100	101
Broker loan production:
Regional broker office network (2):
Total dollar amount	$2,325,706,000	$1,510,254,000	$1,135,754,000
Number of loans	17,106	11,993	10,404
Average loan amount	$135,959	$125,928	$109,165
Average initial combined LTV	79.99%	78.70%	78.71%
Weighted average interest rate (1)	8.00%	9.03%	10.25%
Number of regional broker offices at period end	4	4	5
Telemarketing and Internet originations:
Total dollar amount	$325,027,000	$122,380,000	$55,325,000
Number of loans	1,903	800	506
Average loan amount	$170,797	$152,975	$109,339
Average initial combined LTV	80.83%	80.70%	78.86%
Weighted average interest rate (1)	7.68%	9.06%	10.56%
Total broker	$2,650,733,000	$1,632,634,000	$1,191,079,000
Number of loans	19,009	12,793	10,910
Average loan amount	$139,446	$127,619	$109,173
Average initial combined LTV	80.10%	78.85%	78.89%
Weighted average interest rate (1)	7.96%	9.04%	10.26%
Number of regional broker offices at period end	4	4	5

	Year Ended June 30,
	2003	2002	2001

Total loan production:
Total dollar amount	$4,446,180,000	$3,242,509,000	$2,371,630,000
Number of loans	34,334	29,901	26,308
Average loan amount	$129,498	$108,441	$90,149
Average initial combined LTV	78.93%	77.47%	76.78%
Weighted average interest rate (1)	7.84%	8.96%	10.27%

__________________

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased by the Company.

(2)	Includes the purchase of closed loans on a flow basis from correspondents of $19.3 million, $24.2 million and $40.4 million during the years ended June 30, 2003, 2002 and 2001, respectively.

Production Channels

        Total Loan Production. Total loan production during the year ended June 30, 2003 increased $1.2 billion, or 37.5%, to $4.4 billion over $3.2 billion of total loan production during the year ended June 30, 2002 which, in turn, was a $870.9 million, or 36.7%, increase over the $2.4 billion during the year ended June 30, 2001. The increase in the Company's total loan origination volumes during the year ended June 30, 2003 over production volumes during the comparable periods in 2002 and 2001 was due primarily to the continuation of the favorable mortgage interest rate environment and, to a lesser extent, to the issuance of new uniform underwriting guidelines throughout the Company designed to improve the Company's competitive position and to provide greater underwriting consistency among the retail and broker origination channels.

        Retail Loan Channel. The Company originates home equity mortgage loans through its retail branch network and through its National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. At June 30, 2003, the Company had 91 retail offices and two National Loan Centers serving borrowers throughout the United States. The Company continually monitors its retail operations and evaluates current and potential retail offices on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company.

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

        Retail Production. The Company's total retail production was $1.8 billion during the year ended June 30, 2003, an increase of $185.6 million, or 11.5%, from the $1.6 billion of total retail production reported during the year ended June 30, 2002 which, in turn, was a $429.3 million, or 36.4%, increase over the $1.2 billion of total retail production reported during the year ended June 30, 2001.

        Retail Branch Network

        During the year ended June 30, 2003, loan production through the Company's retail branch network was $1.3 billion, an increase of $53.3 million, or 4.2%, over the $1.3 billion of retail branch network loan production reported during the year ended June 30, 2002, which, in turn, was a $175.5 million, or 15.9%, increase over the $1.1 billion of retail branch network production reported during the year ended June 30, 2001. Retail branch network production increased in dollar volume during the year ended June 30, 2003 from a year ago primarily due to a 28.6% increase in average loan size, partially offset by a 19.0% decrease in the number of loans originated. The increase in average loan size and decrease in number of units was due primarily to the Company's decision to close retail branches in certain smaller markets and open additional branch offices in certain larger markets. Although the Company decreased its total number of retail branch offices by seven during the year ended June 30, 2003, the Company believes the benefits of the reduction in operating costs related to these closed branches exceeds the cost associated with the loss of production from the closed branches. The Company will continue to evaluate its retail branch presence in the markets in which it operates to further enhance its mortgage loan production capabilities.

        National Loan Centers

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

        Mortgage loan production from the Company's National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, increased $132.2 million, or 40.1%, to $461.9 million during the year ended June 30, 2003 over $329.7 million during the year ended June 30, 2002. National Loan Center mortgage loan production during the year ended June 30, 2001 was $75.9 million. As previously reported, on November 1, 2001 the Company acquired certain assets and the operating platform of another mortgage lender which became the Company's second National Loan Center and only partially contributed loan production during the year ended June 30, 2002.

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

        The Company believes that its marketing efforts establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of marketing. The Company conducts extensive telemarketing sales through which a significant portion of its retail loan business is generated. Effective October 1, 2003, a national do-not-call registry which a consumer can join to prevent unwanted telemarketing calls will become operational pursuant to recent rules promulgated by the Federal Communications Commission as required by the Telephone Consumer Protection Act of 1991. In addition, a number of states have enacted laws regulating telemarketing sales activities, some of which establish do-not-call registries and the Company has operated in compliance with these state laws and do-not-call registries and will be required to comply with this new national registry and will be prohibited from placing unsolicited marketing calls to any consumer who has placed their name in the registry.

        Independent Mortgage Broker Channel. During the year ended June 30, 2003, the Company originated loans through 2,970 brokers, no one of which accounted for more than 5.0% of total broker originations.

        The broker's role is to identify the applicant, assist in completing the loan application, gather necessary information and documents, submit the application requesting the interest rate and terms of the loan, and serve as the Company's liaison with the borrower through the lending process. The Company reviews and underwrites the applications submitted by the broker in accordance with the Company's underwriting guidelines, approves or denies the application. If approved, the Company approves or counter offers the requested interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through the Company's broker network allows the Company to increase its loan volume without incurring the higher marketing and employee costs associated with retail originations.

        Because mortgage brokers generally submit loan files to several prospective lenders simultaneously, consistent underwriting, quick response times and personal service are critical to successfully producing loans through independent mortgage brokers. To meet these requirements, the Company strives to provide quick response time to the loan application (generally within 24 hours). In addition, the loans are processed and underwritten in regional offices, and loan consultants, loan processors and underwriters are available to answer questions, assist in the loan application process and facilitate ultimate funding of the loan.

        Broker Production. The Company's total broker loan production increased $1.1 billion, or 62.4%, to $2.7 billion during the year ended June 30, 2003 over $1.6 billion of total broker loan production during the year ended June 30, 2002 which, in turn, was an increase of $441.6 million, or 37.1%, over the $1.2 billion reported during the year ended June 30, 2001.

        Broker Office Network

        During the year ended June 30, 2003, mortgage loan production from the Company's regional broker office network increased $815.5 million, or 54.0%, to $2.3 billion over the $1.5 billion reported during the year ended June 30, 2002 which, in turn, was an increase of $374.5 million, or 33.0%, from the $1.1 billion of regional broker office network production reported during the year ended June 30, 2001.

        Broker Telemarketing and Internet

        The Company uses telemarketing and the Internet to increase its broker loan production and further penetrate the non-conforming home equity broker market through its "Broker Direct" program. Through Broker Direct, the Company makes outbound telemarketing calls to brokers that have been inactive for the past 90 days and brokers who are not currently doing business with the Company or are outside the geographic areas served by the loan officers. The Company also obtains leads through its internet web site "Aamesdirect.com".

        Broker mortgage loan production through telemarketing and the Internet was $325.0 million during the year ended June 30, 2003, an increase of $202.6 million, over the $122.4 million of broker telemarketing and Internet production reported during the year ended June 30, 2002. Broker mortgage loan production through telemarketing and the Internet was $55.3 million during the year ended June 30, 2001. The Company expects "Broker Direct" to continue to generate an increasing dollar amount and percentage of broker loan production in the coming quarters as general market acceptance by brokers of broker telemarketing and Internet use grows and the Company continues to enhance its "Broker Direct" capabilities.

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

        An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the loan-to-value ratios of the loan applied for (the "LTV") and of all mortgages existing on the property, including the loan applied for, (the "combined loan-to-value ratio" or "CLTV") to the appraised value of the property at the time of origination. Appraisers determine a property's value by reference to the sales prices of comparable properties recently sold, adjusted to reflect the condition of the property as determined through inspection. As a lender that generally specializes in loans made to credit impaired borrowers, the Company makes home equity mortgage loans to borrowers with credit histories or other factors that might disqualify them from consideration for a loan from traditional financial institutions. The Company's underwriting guidelines for such credit-impaired borrowers may, in certain instances, allow for higher combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution, and at generally higher interest rates than the borrower could qualify for from a traditional financial institution.

        The underwriting of a mortgage loan to be originated or purchased by the Company generally includes a review of the completed loan package, which includes the loan application, a current appraisal, a preliminary title report and a credit report. All loan applications and all closed loans offered to the Company for purchase must be approved by the Company in accordance with its underwriting criteria. The Company regularly reviews its underwriting guidelines and makes changes when appropriate to respond to market conditions, the performance of loans representing a particular loan product or changes in laws or regulations.

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

        Set forth below is a general description of the different underwriting guidelines designed to provide an overview of the general credit considerations utilized by the Company and is not intended to be a detailed explanation of all credit considerations analyzed by the Company in underwriting loans.

        ‘Super Aim’ Underwriting Guidelines. Subsequent to June 30, 2003, the Company has adopted new guidelines, which it is in the process of implementing in its wholesale and retail channels. The Super Aim guidelines are intended to replace the Traditional, Credit Score and Mortgage Only guidelines into a single set of uniform guidelines that more appropriately price for the credit risk. These guidelines require a minimum credit score of 500, although a higher credit score is often required to qualify for the maximum LTV under the program. The following chart generally outlines the parameters of the credit grades of the Company's Super Aim underwriting guidelines.

	Credit Grade
	"A+"	"A"	"A-"	"B"	"C"	"C-"
12 Month Mortgage History	0 x 30	1 x 30	3 x 30.	1 x 60	1 x 90	1 x 120
Minimum Credit Score	500	500	500.	500	500	500
BK/NOD/FC(1) Seasoning	24 months	24 months	24 months	18 months	12 months	No current BK/NOD
Full Documentation, Owner Occupied Max LTV	80%; 95% for credit score of 550 or above	80%; 95% for credit score of 550 or above	80%; 95% for credit score of 550 or above	80%; 90% for credit score of 550 or above	75%; 85% for credit score of 550 or above	70%
Stated Owner Occupied Max LTV	80%; 90% for credit score of 580 or above	80%; 90% for credit score of 620 and above	75%; 80% for credit score of 525 and above	75%; 80% for credit score of 550 and above	70%; 75% for credit score of 550 or above	Not available

_________________

(1)	Bankruptcy, notice of default and foreclosure

        During the fiscal year ended June 30, 2003, the Company’s traditional retail branch office network, National Loan Centers and the independent mortgage broker channel employed unified underwriting guidelines. These guidelines have three separate programs or approaches to underwriting and pricing. They are the Traditional Underwriting Guidelines, Credit Score Guidelines, and the Mortgage Only Guidelines.

•

the "traditional" underwriting program, under which the borrower's mortgage credit and consumer credit are each scored and weighted to determine the overall credit grade of the borrower with the borrower then being assigned an "A" through "C-" credit grade, and

•

The "credit score" program under which the borrower's credit score as reported by various reporting agencies, the mortgage payment history, and the loan-to-value ratio, known as the LTV, of the loan are used to determine whether the borrower qualifies for the loan requested and the appropriate grade for that loan.

        “Traditional” Underwriting Guidelines. Under the traditional underwriting guidelines, the Company assigns a credit grade (A, A-, B, C and C-) to each loan it originates depending on the risk profile of the loan, with the higher credit grades exhibiting a lower risk profile and the lower credit grades exhibiting increasingly higher risk profiles. Generally, the higher credit grade loans have higher loan-to-value ratios and carry a lower interest rate. The following chart generally outlines the parameters of the credit grades of the Company’s traditional underwriting program.

Credit Grade
	"A"	"A-"	"B"	"C"	"C-"
General Repayment	Has good credit.	Has good credit but might have some minor delinquency.	Generally good mortgage pay history but may have marginal consumer credit history.	Marginal credit history which is offset by other positive attributes.	Marginal credit history not offset by other positive attributes.
Existing Mortgage Loans	Maximum of one 30 day late* in past 12 months	No more than 59 days late at closing and a maximum of two 30 day lates in the past 12 months.	No more than 89 days late at closing and a maximum of four 30 day lates in the past 12 months or one 60 day late and two 30 day lates.	Can have six 30 day lates and two 60 day lates or one 90 day late in the past 12 months; currently not more than 119 days late at closing.	No more than 149 days delinquent in the past 12 months. Can have multiple 90 day lates or one 120 day late in the past 12 months.
Consumer Credit	Consumer credit is good in the last 12 months. Up to 25% of credit report items derogatory with no 60 day or more lates.	Consumer credit is good in the last 12 months. Up to 35% of credit report items derogatory with no 90 day or more lates..	Consumer credit must be satisfactory in the last 12 months. Up to 40% of credit report items derogatory.	Consumer credit is fair in the last 12 months. The majority of the credit is not currently delinquent. Up to 50% of credit report items derogatory.	Consumer credit is poor in the last 12 months with currently delinquent accounts. Up to 60% of credit report items derogatory.
	Generally, requires a minimum credit score of 600.	Generally, requires a minimum credit score of 580.	Generally, requires a minimum credit score of 560.	Generally, requires a minimum credit score of 530.	Generally, requires a minimum credit score of 500.
Bankruptcy	2 years since discharge or dismissal with reestablished "A" credit.	2 years since discharge or dismissal with reestablished "A" credit.	1 year since discharge with reestablished "B" credit or 18 months since discharge without reestablished credit.	Bankruptcy filing 12 months old, discharged or dismissed prior to application	Bankruptcy filed within last 12 months and discharged or dismissed prior to application.
Maximum Loan to Value Ratio:
Owner Occupied	Generally 90% for a 1 to 4 family dwelling.	Generally 90% for a 1 to 4 family dwelling.	Generally 80% for a 1 to 4 family dwelling.	Generally 75% for a 1 to 4 family dwelling.	Generally 70% for a 1 to 4 family dwelling.
Non-Owner Occupied	Generally 80% for a 1 to 4 family dwelling.	Generally 75% for a 1 to 4 family dwelling.	Generally 70% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.	Generally 65% for a 1 to 4 family dwelling.
*

A “rolling” late in which a borrower becomes 30 or 60 days delinquent and makes subsequent mortgage payments but remains consistently 30 or 60 days delinquent as the case may be is considered one 30-day late or 60-day late for underwriting purposes.

        “Credit Score” Program. Under the Credit Score program, the Company uses the credit score of the borrower, the mortgage payment history, and the LTV to determine the interest for the borrower. The minimum acceptable credit score under the Credit Score program is 550. Borrowers with lower credit scores and more mortgage delinquencies generally qualify for lower maximum LTVs and are charged higher interest rates than borrowers with higher credit scores and better mortgage payment histories. Most of the underwriting guidelines for the Credit Score program are the same as the Traditional underwriting program other than the following listed below:

Credit Grade
	"A"	"A-"	"B"	"C"	"C-"
Maximum LTV for Full Doc on 1 and 2 Unit Properties	Owner Occupied to 95%, N/O/O to 85% *	Owner Occupied to 95%, N/O/O to 85% *	Owner Occupied to 90%, N/O/O to 80% *	Owner Occupied to 85%, N/O/O to 80% **	Owner Occupied to 80%, N/O/O to 75% **

Maximum LTV for Stated Doc on 1 and 2 Unit Properties	Owner Occupied to 90%, N/O/O to 80% **	Owner Occupied to 85%, N/O/O to 80% **	Owner Occupied to 80%**, N/O/O to 70% *	Owner Occupied to 80% **, N/O/O to 65%	Owner Occupied to 75% **, N/O/O to 65%
*	3-4 Unit Maximum LTVs are 5% less

**	3-4 Unit Maximum LTVs are 10% less

        “Mortgage Only” Program. This program is generally aimed at customers that have not paid their consumer credit in a timely basis, but consistently pay their mortgage. The minimum credit score for the mortgage only program is 500. Borrowers with credit scores below 500 are not eligible under any of the Company’s underwriting guidelines. Borrowers using the mortgage only program are not eligible for junior financing with the Company. The main elements of these guidelines are illustrated below.

	Credit Grade
	"A+"	"A"	"A-"
12 Month Mortgage History	0x30	2x30	3x30
Minimum Credit Score	550	500	500
NOD/FC Seasoning	None Ever	None Ever	2 Years
Bankruptcy Seasoning	2 Years since Discharge of Chapter 17 or Chapter 13 filing	12 Years since Discharge of Chapter 17 or Chapter 13 filing	2 Years since Discharge of Chapter 17 or Chapter 13 filing
Maximum Loan Amount	$300,000	$300,000	$250,000
Maximum LTV	85%	80%	75%

        The Company's mortgage programs include several levels of documentation used to verify the borrower's income:

•

Full Documentation: The highest level of income documentation. Generally a stable, two-year history of the income is required. A wage-earner may document income by any of the following: a verification of employment; the borrower's most recent two-years W-2 forms and a current pay-stub reflecting year-to-date income; the borrower's most recent two-years IRS Form 1040's and a year-to-date statement of profit-and-loss; or the borrower's most recent 24-months personal bank statements showing average monthly deposits sufficient to support the qualifying income. A self-employed borrower may document income with either the most recent two-years federal tax returns or bank statements.

•

Limited Documentation: For borrowers who have less than a two-year history of stable income or who otherwise cannot meet the requirements of the full documentation program. This program generally requires a six-month history of stable income, together with six-month personal bank statements to support their qualifying income.

•

Stated Income: The borrower's income used to qualify for the loan is taken from the borrower's signed application and must be reasonable for the borrower's line of work or profession. All self-employed borrowers must provide satisfactory evidence of existence of the business and show a history of 2 years employment in the same profession on the loan application.

        The following tables present certain information about the Company’s total loan production during the years ended June 30, 2003, 2002 and 2001:

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2003

All Underwriting Programs Combined

Credit Grade	Dollar Amount of Loan	% of Total	Weighted Average Combined Loan to Value	Weighted Average Interest Rate(1)
A	$3,093,532,000	70%	81%	7.6%
A-	541,806,000	12	80	8.1
B	529,499,000	12	76	8.5
C	204,043,000	5	72	9.4
C-	63,522,000	1	70	9.9
D(2)	13,778,000	NM	64	10.8

Total	$4,446,180,000	100%	79%	7.8%

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2002

All Underwriting Programs Combined

Credit Grade	Dollar Amount of Loan	% of Total	Weighted Average Combined Loan to Value	Weighted Average Interest Rate(1)
A	$1,340,729,000	41%	78%	8.3%
A-	879,435,000	27	80	8.9
B	653,078,000	20	76	9.4
C	254,565,000	8	73	10.5
C-	68,458,000	2	78	10.0
D	46,244,000	2	64	11.7

Total	$3,242,509,000	100%	77%	9.0%

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2001

All Underwriting Programs Combined

Credit Grade	Dollar Amount of Loan	% of Total	Weighted Average Combined Loan to Value	Weighted Average Interest Rate(1)
A	$888,272,000	38%	78%	9.5%
A-	552,268,000	23	78	10.0
B	553,131,000	23	76	10.6
C	274,589,000	12	74	11.7
C-	57,389,000	2	71	12.7
D	45,981,000	2	65	13.1

Total	$2,371,630,000	100%	77%	10.3%

________________________

(1)	Calculated with respect to the interest rate at the time the loan was originated or purchased by the Company, as applicable.

(2)	The Company eliminated the "D" Credit Grade in its underwriting guidelines that went effective on September 16, 2002.

NM	Not meaningful

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

Loan Disposition

        As a fundamental part of its business and financing strategy, the Company sells loans to third party investors in the secondary markets as market conditions allow. The Company generally seeks to dispose of substantially all of its production within 90 days. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make available capacity under these facilities for future funding of mortgage loans. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, taking under consideration relative profitability and cash flows. The Company generally realizes higher gain on sale on securitizations than it does on whole loan sales for cash. The higher gain on sale in securitization transactions is attributable to the excess servicing spread and mortgage servicing rights associated with retaining a residual interest and the servicing on the mortgage loans in the securitization, respectively, net of transactional costs. In a securitization the underlying pass-through certificates or bonds are generally overcollateralized by the Company depositing mortgage loans with a principal balance exceeding the principal balance of the pass-through certificates or bonds. The upfront overcollateralization required in securitizations is generally cash flow negative to the Company in the early years of the securitization. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but the Company receives the gain in the form of cash.

        The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the periods presented (in thousands):

	Year ended June 30,
	2003	2002	2001
Loans pooled and sold in securitizations	$314,958	$584,964	$1,231,464
Whole loan sales	4,188,678	2,610,041	1,102,465

Total loans sold	$4,503,636	$3,195,005	$2,333,929

        In fiscal 2003, the Company relied predominantly on whole loan sales as its loan disposition strategy due primarily to favorable conditions in the whole loan market, and to limited capacity under and the expiration of the Forward Residual Sale Facility (“Residual Facility”). In addition, the Company was able to sell a greater portion of its loan production by reducing the time between loan origination and loan disposition during the year ended June 30, 2003. The Company had used the Residual Facility, which expired on March 31, 2003, to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. In the securitizations which closed during the years ended June 30, 2003, 2002 and 2001, the Company sold for cash of $8.7 million, $16.4 million and $45.1 million, respectively, its residual interests through utilization of the Residual Facility. The Residual Facility was made available through an affiliate of SFP, Capital Z Investments, L.P., a Bermuda partnership (“CZI”). The Company has sold all of its loan production in whole loan sales since the expiration of the facility. The Company’s evaluation of loan disposition strategies going forward will include the negative cash flow considerations associated with the upfront overcollateralization required in securitizations compared to the positive cash flow considerations of whole loan sales for cash.

Loan Servicing

        The Company’s servicing portfolio consists mainly of loans serviced on an interim basis, including loans held for sale and loans subserviced for others on an interim basis, and to a lesser extent mortgage loans securitized prior to the year ended June 30, 2001 for which the Company retained servicing. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. As a means to maximize profitability and cash flow from securitizations, the Company has sold the servicing rights in securitizations during the years ended June 30, 2003, 2002 and 2001 for cash to nonaffiliated mortgage loan servicing companies. Moreover, the Company does not retain servicing on loans it sells in whole loan sales for cash.

        The following table sets forth certain information regarding the Company’s servicing portfolio for the periods indicated:

	At or During the Year Ended June 30,
	2003	2002	2001
	(in thousands)
Mortgage loans serviced:
Loans serviced on an interim basis	$911,000	$991,000	$722,000
Loans in securitization trusts	741,000	1,192,0000	1,811,000

Serviced in-house	1,652,000	2,183,000	2,533,000
Loans in securitization trusts subserviced
by others	88,000	125,000	184,000

Total servicing portfolio	$1,740,000	$2,308,000	$2,717,000

Percentage serviced in-house	94.9%	94.6%	93.2%

Loan servicing revenue	$8,896	$12,462	$14,989

        The Company has not added any new loans to the total servicing portfolio (except for loans serviced on an interim basis) since January 1, 2000 due to the Company's sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company's total loan servicing portfolio at June 30, 2003 decreased $568.0 million, or 24.6%, to $1.7 billion from $2.3 billion at June 30, 2002, due primarily to runoff, in the form of principal amortization, prepayments and liquidations in the Company's portfolio of mortgage loans in securitization trusts. The Company's portfolio of mortgage loans in securitization trusts serviced in-house declined $451.0 million, or 37.8%, to $0.7 billion at June 30, 2003 from $1.2 billion at June 30, 2002 which, in turn, was a $619.0 million, or 34.2%, decline from the $1.8 billion of mortgage loans in securitization trusts serviced in-house at June 30, 2001. Contributing to the decline was the Company's call of seven securitization trusts with mortgage loans with a principal balance of $17.6 million, which loans were reflected in the loans serviced on an interim basis at June 30, 2003. On August 15, 2003, the Company called four additional securitization trusts with a principal balance of $29.3 million ($30.5 million at June 30, 2003). In general, the Company's portfolio of mortgage loans in securitization trusts serviced in-house will continue to decline from run-off and as a result as all new mortgage loans are sold servicing released, and such decline may be exacerbated by the current mortgage interest rate environment which could accelerate prepayment activity. Moreover, five of the Company's remaining thirteen securitization trusts with a mortgage loan principal balance of $161.0 million out of $829.0 million in the total portfolio of mortgage loans in securitization trusts were callable at June 30, 2003. The Company's portfolio of mortgage loans in securitization trusts would be reduced further were the Company to decide to call any or all of these securitization trusts.

        Mortgage loans serviced on an interim basis declined by $80.0 million, or 8.1%, despite an increase in production of $1.2 billion, or 37.1%, due to quicker disposition of loans due to mortgage loan sale process improvements and servicing transfer during the year ended June 30, 2003 than during the year ended June 30, 2002.

        Loans in securitization trusts subserviced by others resulted from an arrangement with a loan servicing company entered into in fiscal 1999 whereby the loan servicing company purchased certain cumulative advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million ($88.0 million at June 30, 2003) in principal amount of mortgage loans in securitization trusts.

        The Company's servicing portfolio will continue to be impacted in the future by the Company's disposition strategy of its loan production through whole loan sales and securitizations on a servicing released basis.

        The agreements between the Company and the securitization trusts typically require the Company, in its role as servicer, to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related securitization trusts. The agreements also require the Company to make certain servicing advances (e.g., for property taxes or hazard insurance) unless the Company determines that such advances would not be recoverable. Each agreement that the Company has entered into in connection with its securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. If delinquencies or losses exceed certain established limits, as applicable, additional credit-enhancement requirements of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid by the insurer under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company's securitizations. In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--The Securitization and Sale of Mortgage Loans." Realized losses on the loans are paid out of the related credit loss estimates established by the Company at the time of securitization or paid out of principal and interest payments or overcollateralized amounts as applicable, and if necessary, from the related monoline insurance policy or the subordinated interests.

        In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company's failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquent loans (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and events of bankruptcy or insolvency. Pursuant to agreements relating to the Company's two 1999 securitization trusts, the monoline insurer requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. As previously reported, the Company currently does not satisfy the net worth test and, as a result, the monoline insurer can terminate the Company as servicer with respect to those securitization trusts. The monoline insurer has to date waived the Company's failure to satisfy the net worth test and none of the servicing rights of the Company has been terminated.

        The table below illustrates certain information regarding those securitization trusts that have exceeded delinquency and loss triggers at June 30, 2003 and 2002 and the information at June 30, 2003 as adjusted for the Company's call of the mortgage loans in four securitization trusts on August 15, 2003.

	Actual at June 30, 2003 as Adjusted for the Call on August 15, 2003	Actual at June 30, 2003	Actual at June 30, 2002
Securitization trusts:
Number	13	17	24
Total mortgage loans serviced in securitization trusts (in-house and ubserviced)	$798,483,000	$828,939,000	$1,317,000,000

Securitization trusts where the Company may be terminated as servicer:
Number	9	13	15
Dollar amount of mortgage loans serviced in securitization trusts (in-house and subserviced)	$531,621,000	$562,076,000	880,193,000
Percentage of total mortgage loans serviced in securitization trusts (in-house and subserviced)	66.6%	67.8%	66.8%

        In addition, under the Company’s 1999 securitization trusts, the Company is appointed as a servicer on a term-to-term basis, and the monoline insurer has the right not to renew the term at any time. None of the servicing rights of the Company have been terminated. Pursuant to agreements relating to the Company’s two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. As previously reported, the Company currently does not satisfy the net worth test and, as a result, the monoline insurer can terminate the Company as servicer with respect to those securitization trusts. The monoline insurer has to date waived the Company’s failure to satisfy the net worth test. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Our right to service loans may be terminated because of the high delinquencies and losses on the loans in our servicing portfolio.” In the case of the Company’s senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default generally relating to certain levels of loss experience, but not delinquency rates. No such events of default have occurred to date in the Company’s senior/subordinated securitizations.

        The Company receives a servicing fee based on a percentage of the unpaid principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrowers’ monthly payments. In addition, the Company, as servicer, generally receives all late fees and assumption charges paid by borrowers on loans serviced directly by the Company, as well as other miscellaneous fees for performing various loan servicing functions. Under the Company’s December 1999 securitization trust, the Company’s right to receive any prepayment penalties collected on loans in that securitization trust has been subordinated to the right to such prepayment penalties as payment to the securitization trust in order to create additional overcollateralization.

Collections, Delinquencies and Foreclosures

        The Company sends borrowers a monthly billing statement approximately 10 days prior to the monthly payment due date. Although borrowers generally make loan payments within 10 to 15 days after the due date (the “grace period”), if a borrower fails to pay the monthly payment within this grace period, the Company commences collection efforts by notifying the borrower of the delinquency. In the case of borrowers in the “B,” “C,” “C-” and “D” credit grades, collection efforts begin immediately after the due date. The Company continues contact with the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

        As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower immediately after the due date of the next subsequently scheduled installment (five days after the initial due date for “C-“and “D” credit grades), providing 30 days’ notice of impending foreclosure action. During the 30-day notice period, collection efforts continue and the Company evaluates various legal options and remedies to protect the value of the loan, including arranging for extended prepayment terms, accepting a deed-in-lieu of foreclosure, entering into a short sale (a sale for less than the outstanding principal amount) or commencing foreclosure proceedings. If no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, the Company will have commenced foreclosure proceedings when a loan is 45 to 100 days delinquent, depending upon credit grade, other credit considerations or borrower bankruptcy status.

        Servicing and collection practices change over time in accordance with, among other things, the Company’s business judgment, changes in portfolio performance and applicable laws and regulations.

        The Company has historically experienced delinquency rates that are higher than those prevailing in its industry due to the origination of lower credit grade mortgage loans by the Company.

        The following table illustrates the mix of credit grades in the Company’s servicing portfolio as of June 30, 2003 (dollars in thousands):

Credit Grade(1)	Dollar Amount of Loans	% of	Weighted Average Combined Initial Loan-to-Value	Weighted Average Interest Rate
A	$830,000	48%	81%	8.0%
A-	395,000	23	76	9.4
B	307,000	18	74	9.7
C	103,000	6	68	10.6
C-	42,000	2	65	11.4
D	61,000	3	61	13.2
Other(1)	2,000	NM	49	11.0

Total	$1,740,000	100%	77%	9.0%

_________________

(1)	Consists of older loans that were not assigned a credit grade at origination.

NM	Not meaningful.

        Delinquent loans, by principal balance of the total servicing portfolio, decreased to $156.5 million at June 30, 2003 from $222.1 million at June 30, 2002. The delinquency rate at June 30, 2003 was 9.0% compared to 9.6% at June 30, 2002. The delinquency rate at June 30, 2003 declined from the delinquency rate at June 30, 2002 due to the fact that loans in the Company’s portfolio of mortgage loans in securitization trusts, which contains the majority of delinquent loans, became a smaller part of the Company’s total servicing portfolio. A decline in delinquencies generally reduces the Company’s servicing advance obligations. The Company expects the delinquency rate to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts continues to decline and become a smaller component of the Company’s total servicing portfolio.

        The following table sets forth delinquency and foreclosure information relating to the Company’s servicing portfolio as of or for the periods indicated:

	At or During the Year Ended June 30,
	2003	2002	2001
Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2):
One month	0.7%	0.7%	1.7%
Two months	0.3	0.5	0.7
Three or more months
Not foreclosed(3)	7.2	7.4	8.9
Foreclosed(4)	0.8	1.0	1.7

Total	9.0%	9.6%	13.0%

Percentage of total dollar amount of delinquent loans in: Loans serviced on an interim basis	1.3%	1.50%	2.4%

Loans in securitization trusts serviced in-house and by others	17.4%	15.7%	16.8%

Subnote explanations are on page 21.

        Total delinquent loans in the Company’s portfolio of securitization trusts (serviced in-house and by others) were $144.3 million and $207.1 million at June 30, 2003 and 2002, respectively. Total delinquent loans in the Company’s portfolio of loans serviced on an interim basis were $12.2 million and $15.0 million at June 30, 2003 and 2002, respectively.

        Loans originated or purchased by the Company are secured by mortgages, deeds of trust, security deeds or deeds to collateralize debt, depending upon the prevailing practice in the state in which the property collateralizing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys’ fees, which may be recovered by a lender, the minimum time required to foreclose and the reinstatement or redemption rights of the borrower.

        Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender’s lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier’s check. Thus, the Company often purchases the property from the trustee or referee through a credit bid in an amount up to the principal amount outstanding under the loan, accrued and unpaid interest, servicing advances and the expenses of foreclosure. Depending upon market conditions and other factors including the condition of the property, the ultimate proceeds of the sale may not equal the Company’s investment in the property.

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

        During the fiscal year ended June 30, 2003, net losses on loan liquidations decreased to $35.7 million from $67.4 million during the year ended June 30, 2002, primarily due to the decrease in number of liquidated loans which corresponded to the decline in the size of the Company’s portfolio of mortgage loans in securitization trusts. Substantially all of the foreclosures handled by the Company occur in connection with delinquent mortgage loans in securitization trusts serviced by the Company. Of the $35.7 million of net losses on loan liquidations during the year ended June 30, 2003, $31.1 million and $4.5 million related to mortgage loans in the securitization trusts and to mortgage loans held for sale, respectively. Of the $67.4 million of net losses on loan liquidations during the year ended June 30, 2002, $63.0 million and $4.4 million related to mortgage loans in the securitization trusts and to mortgage loans held for sale, respectively. The Company expects net losses on loan liquidations to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts continues to decline.

        The following table sets forth foreclosure and loss information relating to the Company’s servicing portfolio for the period indicated (dollars in thousands):

	At or During the Year Ended June 30,
	2003	2002	2001
Percentage of dollar amount of loans foreclosed during the period to Servicing portfolio(2)(6)	1.3%	2.2%	3.0%
Number of loans foreclosed during the period	417	780	1,238
Principal amount of foreclosed loans during the period	$27,703	$56,419	$89,884
Number of loans liquidated during the period	1,033	1,624	2,479
Net losses on liquidations during the period(5)	$35,669	$67,444	$91,754
Percentage of annualized losses to servicing portfolio(2)(6)	1.6%	2.6%	3.0%
Servicing portfolio at period end	$1,740,000	$2,308,000	$2,717,000

__________________

(1)	Delinquent loans are loans for which more than one payment is past due.

(2)

The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company and any subservicers as of the end of the periods indicated, including loans serviced on an interim basis of $911.0 million, $991.0 million and $722.0 million at June 30, 2003, 2002 and 2001, respectively.

(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(4)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(5)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.

(6)

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

Competition

        The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors in the industry include consumer finance companies, mortgage banking companies, investment banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, the current level of gains realized by the Company and its competitors on the sale of non-conforming loans could attract additional competitors into this market. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers and increase the price paid for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in the Company's market, the Company's operations could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers with loans in its servicing portfolio to refinance their loans.

        The Company believes its competitive strengths include: (i) emphasizing customer service to attract borrowers; (ii) providing a high level of service to brokers and their customers; (iii) offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders; (iv) providing convenience to the customer through the Company's nationwide network of retail branch offices, broker account executives and the Internet; (v) emphasizing customer service in its loan servicing division; and, (vi) responding quickly to changes and developments in the mortgage marketplace.

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

        The Company conducts extensive telemarketing sales through which a significant portion of its retail loan business is generated. The Company expects that as early as October 1, 2003, a national do-not-call registry which a consumer can join to prevent unwanted telemarketing calls may become operational pursuant to recent rules promulgated by the Federal Communications Commission as required by the Telephone Consumer Protection Act of 1991. In addition, a number of states have enacted laws regulating telemarketing sales activities some of which establish do-not-call registries and will be required to comply with this new national registry and will be prohibited from placing unsolicited marketing calls to any consumer who has placed their name in the registry.

        Failure to comply with mortgage banking rules and regulations can lead to loss of approved status, certain rights of rescission for mortgage loans, individual and class action lawsuits and administrative enforcement action. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Our business is subject to extensive federal and state regulation which may limit our ability to operate or decrease our earnings.

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

Employees

        At June 30, 2003, the Company employed 1,707 persons. The Company has satisfactory relations with its employees.

Item 2. Properties

        The executive and administrative offices of the Company are located at 350 S. Grand Avenue, Los Angeles, California 90071, and consist of approximately 178,000 square feet of which approximately 44,800 square feet are sublet. The Company is attempting to sublet additional space in these premises. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Years 2003, 2002 and 2001--Expenses." The lease and the sublease on these premises extend through March 2012. The Company also leases approximately 39,000 square feet of office space at its former headquarters location at 3731 Wilshire Boulevard, Los Angeles, California 90010, all of which is sublet through March 2006. The master lease expires in December 2008. The administrative offices of the Company's Irvine office are located at 3347 and 3351 Michelson Drive, Irvine, California 92612, and consist of approximately 93,000 square feet under a lease which extends through November 30, 2008.

        The Company also leases space for its retail branch and broker regional offices. These facilities aggregate approximately 257,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between 2003 and 2008, and provide for rent escalations tied to either increases in the lessors' operating expenses or fluctuations in the consumer price index in the relevant geographical areas.

Item 3. Legal Proceedings

        The Company and certain of its subsidiaries were defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al. a putative class action filed on April 11, 2000, in Los Angeles County Superior Court, case no. BC228027. On June 27, 2003, the court approved a settlement between the parties regarding this litigation, in which the Company did not admit liability. This settlement did not have a material adverse effect on its consolidated financial position and results of its operations.

        The Company was a defendant in Wilmington Trust Company v. Aames Financial Corporation, an action by the trustee on behalf of the holders of the Company's Senior Notes seeking to prevent the Company from consummating its offer to exchange all outstanding 5.5% Convertible Subordinated Debentures due 2006 (the "2006 Debentures") for newly issued 2012 Debentures (the "Exchange Offer"). On June 24, 2003, the New York Supreme Court Appellate Division affirmed the October 25, 2002 decision of the Supreme Court of the State of New York granting the Company's motion to dismiss Wilmington Trust Company's amended complaint and issued a declaratory judgment in favor of the Company that the Exchange Offer, if consummated, would not (i) violate the terms of the indenture governing the Senior Notes, or give rise to an event of default thereunder, or (ii) constitute a breach of an implied covenant of good faith and fair dealing. On June 30, 2003, the Company redeemed all outstanding Senior Notes.

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

Item 4. Submission of Matters to Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Since November 28, 2001, the Company's common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol "AMSF". Prior thereto and from November 1995, the Company's common stock had traded under the symbol "AAM" on the New York Stock Exchange (the "NYSE"). As previously reported, the NYSE delisted the Company's common stock on November 15, 2001.

        The following table sets forth the range of certain high and low closing bid quotations on the Over-the-Counter Bulletin Board for the Company's Common Stock for the periods indicated during the year ended June 30, 2003.

	High*	Low*
First Quarter	$$0.63	$$0.36
Second Quarter	1.78	0.43
Third Quarter	1.85	1.10
Fourth Quarter	3.10	1.11

        The following table sets forth the high and low sale prices of the Company’s common stock on the NYSE and the range of certain high and low closing bid quotations on the Over-the-Counter Bulletin Board for the periods indicated during the year ended June 30, 2002.

	High*	Low*
First Quarter	$1.40	$0.79
Second Quarter (through November 14, 2001)	0.92	0.46
Second Quarter (from November 28, 2001 to December 31, 2001)	0.38	0.25
Third Quarter	0.75	0.34
Fourth Quarter	0.80	0.47

_________________

*	As reported by Bloomberg

        As of September 22, 2003, the Company had approximately 365 stockholders of record, which amount does not include stockholders whose shares are held in the name of their broker. No common stock dividends were accrued or paid in the years ended June 30, 2003, 2002 and 2001. The Board of Directors of the Company reviews the Company’s dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. The Financing Facility and certain of the Company’s revolving warehouse facilities restrict the Company from paying dividends during the terms of such facilities.

Item 6. Selected Financial Data

        The selected consolidated financial data set forth below with respect to the Company for the five years ended June 30, 2003 have been derived from the audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included herein.

	Year Ended June 30,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue:
Gain on sale of loans	$ 135,573	$ 95,530	$ 73,435	$ 48,098	$ 44,855
Write-down of retained residual
interests and mortgage servicing rights .	(34,923)	(27,000)	(33,600)	(82,490)	(194,551)
Origination fees	53,198	55,986	47,430	37,951	39,689
Loan servicing	8,896	12,462	14,989	15,654	23,329
Debt extinguishment income	31,711	--	--	--	--
Interest	69,186	83,161	86,477	94,569	70,525

Total revenue, including write-down of
residual interests and mortgage
servicing rights	263,641	220,139	188,731	113,782	(16,153)
Total expense	236,314	212,506	217,366	232,785	261,996

Income (loss) before income taxes	27,327	7,633	(28,635)	(119,003)	(278,149)
Provision (benefit) for income taxes	(1,839)	3,087	1,889	3,369	(30,182)

Net income (loss)	$ 29,166	$ 4,546	$(30,524)	$(122,372)	$(247,967)

Net income (loss) to common
stockholders:
Basic	$ 15,697	$ (9,242)	$(44,445)	$(130,498)	$(249,917)

Diluted	$ 29,166	$ (9,242)	$(44,445)	$(130,498)	$(249,917)

Net income (loss) per common share:
Basic	$ 2.39	$ (1.45)	$ (7.11)	$ (21.02)	$ (40.31)

Diluted	$ 0.30	$ (1.45)	$ (7.11)	$ (21.02)	$ (40.31)

Weighted average number of common
Shares outstanding:
Basic	6,558	6,394	6,251	6,209	6,200

Diluted	96,053	6,394	6,251	6,209	6,200

Cash dividends paid per common share	$ -	$ -	$ -	$ -	$ 0.17

Cash Flow Data:
Cash provided by (used in) operating
activities	$ 141,692	$ 9,390	$ (5,936)	$ 99,391	$(466,966)
Cash used in investing activities	(2,124)	(4,192)	(5,048)	(2,664)	(5,229)
Cash provided by (used in) financing activities .	(133,099)	(15,390)	28,388	(107,312)	480,637

Net increase (decrease) in cash and cash
equivalents	$ 6,469	$(10,192)	$ 17,404	$(10,585)	$ 8,442

	At or During the Year Ended June 30,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Loan Production, Disposition and
Servicing:
Loans originated or purchased:
Retail	$1,795,447	$1,609,875	$1,180,551	$ 783,700	$ 770,000
Broker(1)	2,650,733	1,632,634	1,191,079	1,295,600	1,182,100
Correspondent(1)	--	--	--	--	241,500

Total	$4,446,180	$3,242,509	$2,371,630	$2,079,300	$2,193,600

Loan dispositions:
Whole loans sold	$4,188,678	$2,610,041	$1,102,465	$1,419,199	$1,236,050
Loans pooled and sold in securitizations	314,958	584,964	1,231,464	803,557	649,999

Total	$4,503,636	$3,195,005	$2,333,929	$2,222,756	$1,886,049

Total servicing portfolio at period end	$1,740,000	$2,308,000	$2,717,000	$3,560,000	$3,841,000

Other Data:
Weighted average points on retail loan
originations(2)	3.6%	3.7%	4.0%	4.7%	4.8%
Weighted average interest rate(2)	7.8	8.9	10.3	10.2	9.8
Weighted average initial combined
Loan-to-value ratio(2)(3):
Retail	77	76	75	73	72
Broker(1)	80	79	79	78	76
Correspondent(1)	--	--	--	--	80
Number of:
Retail branches	91	98	100	100	101
Regional broker offices	4	4	5	7	35
National Loan Centers	2	2	1	1	--

	At or During the Year Ended June 30,
	2003	2002	2001	2000	1999
	(dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$ 23,860	$ 17,391	$ 27,583	$ 10,179	$ 20,764
Residual interests and mortgage servicing rights	129,452	200,217	244,383	303,302	353,255
Total assets	622,012	766,598	785,397	790,364	1,021,097
Revolving warehouse and repurchase facilities	343,675	383,119	393,301	375,015	535,997
Borrowings:
Financing Facility	74,116	--	--	--	--
5.5% Convertible Subordinated Debentures due March
2006	64,396	113,970	113,970	113,970	113,970
10.5% Senior Notes due February 2002	--	--	5,750	11,500	17,250
9.125% Senior Notes due November 2003	--	150,000	150,000	150,000	150,000

Total borrowings	$138,512	$263,970	$269,720	$275,470	$ 281,220

Stockholders' equity	$ 52,974	$ 37,185	$ 45,885	$ 74,478	$ 145,556

_________________

(1) Includes the purchase of closed loans on a continuous or "flow" basis from correspondents of $19.3 million, $24.2 million and $40.4 million during the years ended June 30, 2003, 2002 and 2001, respectively. The Company ceased purchasing mortgage loans from correspondents in bulk during the year ended June 30, 1999.

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

Special Note Regarding Forward-looking Information

        This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) market conditions in the securitization, capital, credit and whole loan markets and their future impact on the Company’s operations, (b) trends affecting the Company’s liquidity position, including, but not limited to, its access to warehouse, working capital and other credit facilities and its ability to effect securitizations and whole loan sales, (c) the impact of the various cash savings plans and other restructuring strategies being considered by the Company, (d) the Company’s on-going efforts in improving its equity position, (e) trends affecting the Company’s financial condition and results of operations, and (f) the Company’s business and liquidity strategies. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this report, for the reasons, among others, discussed under the captions “Item 1. Business and Risk Factors.” Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the United States Securities and Exchange Commission, including the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by the Company during fiscal 2004.

Critical Accounting Policies

        The Company did not retain residual interests created in any of the $315.0 million, $585.0 million and $1.2 billion of securitizations which closed during the years ended June 30, 2003, 2002 and 2001, respectively, as all such residual interests were sold to an affiliate for cash under the Residual Facility. The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000.

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

        Accounting for Securitizations. The Company’s loan disposition strategy relies on a combination of securitization transactions and whole loan sales. The following discusses critical accounting policies which arise only in the context of securitization transactions.

        In a securitization, the Company conveys loans that it has originated and, to a lesser extent, purchased, to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis of the loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

        The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) future rate of prepayment; (ii) credit losses; and (iii) discount rate used to calculate present value. The future cash flows represent management’s best estimate. Management monitors the performance of the loans, and any changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management’s estimates.

        The Company’s retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of its retained residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis the Company evaluates the effects, if any, that increasing or decreasing interest rates may have on its retained residual interests. The Company may adjust the value of its retained residual interests or take a charge to earnings related to its retained residual interests, as appropriate, to reflect a valuation or write-down, respectively, of its retained residual interests based upon the actual performance of the Company’s retained residual interests as compared to the Company’s key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair value of its retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

        Rate of Prepayment. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management’s expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors including, but not limited to, a declining mortgage interest rate environment.

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

        The Company previously disclosed that if actual credit losses and actual prepayments exceeded its credit loss and prepayment rate assumptions, the Company would be required to take a charge to earnings to reflect changes in estimates for credit loss and prepayment rate assumptions. The actual performance of the Company’s retained residual interests as compared to the key assumptions and estimates used to evaluate their carrying value resulted in write-downs to the residual interests of $34.9 million, $27.0 million and $33.6 million during the years ended June 30, 2003, 2002 and 2001, respectively.

        As previously reported, during the December 2002 quarter and despite lower net credit losses on liquidations of mortgage loans in the securitization trusts, the Company experienced higher than expected loss severity on such liquidations. During the same time, the Company also experienced higher than estimated prepayment speed activity for mortgage loans in the securitization trusts due to the low mortgage interest rate environment prevailing in the United States. Therefore, the Company increased its credit loss assumptions and changed its annual prepayment rate assumptions used to estimate the fair value of its retained residual interests. In addition, the Company also adjusted the underlying forward interest rate curve assumptions used to estimate the fair value of the retained residual interests. The effect of these changes in estimates resulted in a $31.9 million write-down to the carrying value of the Company’s retained residual interests. Additionally, as master servicer of the mortgage loans in the securitization trusts, the Company has the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. During the year ended June 30, 2003, the Company called seven of the securitization trusts which did not materially affect the carrying value of the Company’s retained residual interests. On August 15, 2003, the Company called four additional securitization trusts. In estimating the effects on the carrying value of the residual interests of calling those securitization trusts, the Company wrote down by $3.0 million the retained residual interests related to those four securitization trusts at June 30, 2003. If the Company calls any of its remaining securitization trusts, it might be required to write down the value of the residual interests relating to the called securitization trusts.

        The $27.0 million write-down to the Company’s retained residual interests during the year ended June 30, 2002 was due primarily to the change in the cumulative loss estimate assumption and the Company’s evaluation of higher than anticipated delinquency trends. The $33.6 million write-down during the year ended June 30, 2001 was recorded in light of higher than expected actual credit loss expenses compared to credit loss assumptions. The Company closely monitors its residual interests and, should higher than expected actual credit losses or prepayments occur, it will incorporate these factor into its normal quarterly evaluation of the estimated fair value of its residual interests.

        The following table summarizes certain information about the securitization trusts in which the Company has retained a residual interest at June 30, 2003 and 2002 (dollars in thousands):

	June 30,
	2003	2002
Aggregate principal balance of securitized loans at the time of the securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	$828,939	$1,316,956
Outstanding principal balance of pass through certificates or bonds of the securitization trusts	$683,277	$1,141,805
Weighted average coupon rates of outstanding:
Securitized loans	10.23%	10.26%
Pass through certificates or bonds	5.51%	5.53%

        Certain historical data and key assumptions and estimates used by the Company in its June 30, 2003 and 2002 reviews of the residual interests retained by the Company were the following:

	June 30,
	2003	2002
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	32.5%	29.4%
Adjustable rate loans	34.4%	37.6%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	30.9% to 48.8%	22.3% to 34.4%
Adjustable rate loans	18.4% to 52.9%	13.8% to 41.0%
Estimated weighted average life of securitized loans	1.9 years	3.7 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	5.4%	4.7%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	0.5%	0.8%
Total actual and estimated credit losses, as a percentage of original principal balances of securitized loans	5.9%	5.5%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$392,592	$385,372
Weighted average discount rate	13.5%	13.4%

        To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, the Company considers current underlying indices, periodic interest rate caps, lifetime interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, the Company uses each certificates’ specific spread over the one-month LIBOR.

        The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans, in each securitization trust, ranged from 3.9% to 9.3% at June 30, 2003 and ranged from 2.0% to 9.3% at June 30, 2002. Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

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

        During the years ended June 30, 2003, 2002 and 2001, the Company sold $315.0 million, $585.0 million and $1.2 billion, respectively, of mortgage loans in securitization transactions. During the years ended June 30, 2003, 2002 and 2001, all of the residual interests created in the securitization transactions which closed during those years were sold to CZI for $8.7 million, $16.4 million and $45.1 million of cash, respectively, under the Residual Facility. The Company retained the residual interests created in the securitizations which closed during the year ended June 30, 2000 and prior thereto.

        Key assumptions and estimates used by the Company in measuring the residual interests at the date of securitization resulting from securitizations completed during the years ended June 30, 2003 and 2002 were as follows:

	June 30,
	2003	2002
Prepayments:
Estimated annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	24.3%	25.2% to 31.5%
Adjustable rate loans	45.4%	40.1% to 55.5%
Estimated weighted average life of securitized loans	4.0 years	3.4 years
Credit losses:
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	3.6%	3.7%
Total estimated prospective credit losses (dollars in thousands)	$11,370	$21,736
Weighted average discount rate	15.0%	15.0%

        During the year ended June 30, 2003, the Company used a prospective credit loss factor of 3.6% of the original principal balance of mortgage loans securitized. This estimate varies from prior years’ credit loss factors and were based primarily upon the expected positive effects of credit and underwriting changes made by the Company in the loan origination process, the use of private mortgage insurance on certain loans to mitigate credit loss, the Company’s decreased reliance on purchasing loans from correspondents and the Company’s abandonment of certain lower credit grade loan programs.

Results of Operations--Fiscal Years 2003, 2002 and 2001

        The following table sets forth information regarding the components of the Company’s revenue and expenses during the years ended June 30, 2003, 2002 and 2001:

	2003		2002		2001
	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Gain on sale of loans	$135,573	51.4%	$95,530	43.4%	$73,435	38.93%
Write down of residual interests	(34,923)	(13.2)	(27,000)	(12.3)	(33,600)	(17.8)
Origination fees	53,198	20.2	55,986	25.4	47,430	25.1
Loan servicing	8,896	3.4	12,462	5.7	14,989	8.0
Debt extinguishment income	31,711	12.0	-	-	-	-
Interest	69,186	26.2	83,161	37.8	86,477	45.8

Total revenue, including write down of residual interests	263,641	100.0	220,139	100.0	188,731	100.0

Expenses:
Personnel	131,608	49.9	114,800	52.1	98,404	52.1
Production	25,849	9.8	21,322	9.7	19,034	10.1
General and administrative	48,668	18.5	38,995	17.7	49,044	26.0
Interest	30,189	11.4	37,389	17.0	50,884	27.0

Total expenses	236,314	89.6	212,506	96.5	217,366	115.2

Income (loss) before income taxes	27,327	10.4	7,633	3.5	(28,635)	(15.2)
Provision (benefit) for income taxes	(1,839)	(0.7)	3,087	1.4	1,889	1.0

Net income (loss)	$29,166	11.1%	$4,546	2.1%	$(30,524)	(16.2)%

Revenue

        General. Total revenue during the year ended June 30, 2003 was $263.6 million, an increase of $43.5 million over the $220.1 million during the year ended June 30, 2003 which, in turn, was a $31.4 million increase over the $188.7 million during the year ended June 30, 2001. Included in total revenue during the years ended June 30, 2003, 2002 and 2001 were write-downs of $34.9 million, $27.0 million and $33.6 million, respectively, to the Company's residual interests. Included in total revenue during the year ended June 30, 2003 was debt extinguishment income of $31.7 million. Excluding the residual interests write-downs and debt extinguishment income, operating revenue during the year ended June 30, 2003 increased $19.8 million to $266.9 million from $247.1 million for the year ended June 30, 2002. The $19.8 million increase in operating revenue was attributable primarily to a $40.1 million increase in gain on sale of loans, partially offset by declines of $14.0 million, $3.6 million and $2.8 million in interest income, loan servicing and origination fees, respectively. Excluding the $27.0 million and $33.6 million of write-downs of residual interests during the years ended June 30, 2002 and 2001, respectively, operating revenue during the year ended June 30, 2002 increased $24.8 million to $247.1 million from $222.3 million for the year ended June 30, 2001. The $24.8 million increase in operating revenue is attributable primarily to increases in gain on sale of loans and origination fees of $22.1 million and $8.6 million, respectively, partially offset by declines in loan servicing and interest income of $2.5 million and $3.3 million, respectively.

        The following table reconciles total revenue in conformity with generally accepted accounting principles ("GAAP") to operating revenue as discussed herein and elsewhere. See “Item 1 - Business - Recent Events.”

	At or During the Year Ended June 30,
	2003	2002	2001
	(in thousands)
GAAP revenue	$263,641	$220,139	$188,731
Add: Write-down of residual interests	34,923	27,000	33,600
Less: Debt extinguishment income	(31,711)	-	-

Operating revenue	$266,853	$247,139	$222,331

        Gain on Sale of Loans. Gain on sale of loans during the year ended June 30, 2003 increased $40.1 million, or 42.0%, to $135.6 million from $95.5 million during the year ended June 30, 2002. The increase in gain on sale of loans resulted primarily from the $1.3 billion, or 40.6%, increase in the Company’s volume of total loan dispositions to $4.5 billion during the year ended June 30, 2003 over the $3.2 billion of total loan dispositions during the year ended June 30, 2002 due primarily to increased loan production during the year ended June 30, 2003 and, to a lesser extent to quicker disposition by the Company of its loan production. While the Company’s gain on sale rates recognized on its whole loan sales were higher during the year ended June 30, 2003 than the gain on sale rates recognized on such sales during the year ended June 30, 2002 due primarily to improved market conditions in the whole loan markets during fiscal 2003 compared to fiscal 2002, the Company’s overall gain on sale rates recognized during the year ended June 30, 2003 were down from the gain on sale rates recognized during the year ended June 30, 2002. The decline was due primarily to the lower dollar amount of its fiscal 2003 securitization coupled with less favorable market conditions at the time of its consummation during the quarter ended December 2002 when compared to the higher dollar amount of securitizations and improved market conditions prevailing in the secondary markets when the securitizations closed during the year ended June 30, 2002. The mix in the composition of securitizations and whole loan sales for cash differed during the years ended June 30, 2003 and 2002 based upon the Company’s review of market conditions, profitability and cash flow needs. When expressed as a percentage of the $4.5 billion of total loan dispositions during the year ended June 30, 2003, whole loan sales for cash and loans sold in securitizations comprised 93.0% and 7.0%, respectively. In comparison, of the $3.2 billion of total loan dispositions for the year ended June 30, 2002, whole loan sales for cash and loans sold in securitizations comprised 81.7% and 18.3%, respectively. Whole loan sales were $4.2 billion during the year ended June 30, 2003, an increase of $1.6 billion over the $2.6 billion of whole loan sales during the year ended June 30, 2002. During the year ended June 30, 2003, loans sold in securitizations declined by $270.0 million to $315.0 million from $585.0 million of securitizations during the year ended June 30, 2002. The Company’s higher reliance on whole loan sales for cash as a mortgage loan disposition strategy during the year ended June 30, 2003 was primarily due to the generally more favorable conditions in the whole loan sale markets and, to a lesser extent, due to the limited capacity in and the expiration of the Residual Facility on March 31, 2003. During the year ended June 30, 2003, the Company, as it has from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during the year. Gain on sale of loans during the year ended June 30, 2003 includes charges of $10.9 million, all of which relates to losses on hedge positions which closed during that period. Gain on sale of loans during the year ended June 30, 2003 includes $4.1 million of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold for cash to unaffiliated independent mortgage servicing companies relating to all of the mortgage loans in the Company’s 2003 securitizations. Of the $135.6 million in gain on sale of loans during the year ended June 30, 2003, $8.7 million was attributable to sales of residual interests for cash to CZI under the Residual Facility. Gain on sale of loans during the year ended June 30, 2003 was reduced by $0.8 million of amortization of costs related to obtaining the Residual Facility, substantially all of which related to amortization of the remaining capitalized facility fee paid to CZI.

        Gain on sale of loans during the year ended June 30, 2002 increased $22.1 million, or 30.1%, to $95.5 million from $73.4 million during the year ended June 30, 2001. The increase in gain on sale of loans resulted primarily from the $861.1 million, or 36.9%, increase in the Company’s volume of total loan dispositions to $3.2 billion during the year ended June 30, 2002 over the $2.3 billion of total loan dispositions during the year ended June 30, 2001. During the years ended June 30, 2002 and 2001, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy. The mix in the composition of securitizations and whole loan sales for cash differed during the years ended June 30, 2002 and 2001 based upon the Company’s review of market conditions, profitability and cash flow needs. When expressed as a percentage of the $3.2 billion of total loan dispositions during the year ended June 30, 2002, whole loan sales for cash and loans sold in securitizations comprised 81.7% and 18.3%, respectively. In comparison, of the $2.3 billion of total loan dispositions during the year ended June 30, 2001, whole loan sales for cash and loans sold in securitizations comprised 52.8% and 47.2%, respectively. Whole loan sales were $2.6 billion during the year ended June 30, 2002, an increase of $1.5 billion over $1.1 billion of whole loan sales during the year ended June 30, 2001. During the year ended June 30, 2002, loans sold in securitizations declined by $646.5 million to $585.0 million from $1.2 billion of securitizations during the year ended June 30, 2001. The Company’s higher reliance on whole loan sales for cash as a mortgage loan disposition strategy during the year ended June 30, 2002 was due primarily to the generally more favorable conditions in the whole loan sale markets and, to a lesser extent, to the Company’s desire to retain capacity in the Residual Facility. During the year ended June 30, 2002, the Company, as it has from to time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to fixed rate mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during the year. Gain on sale of loans during the year ended June 30, 2002 includes charges of $10.8 million of derivative related losses and is comprised of $10.4 million of losses on closed hedge positions and $0.4 million to mark open hedges at June 30, 2002 to their estimated fair value. Gain on sale of loans during the year ended June 30, 2002 includes $8.2 million of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold for cash to unaffiliated independent mortgage servicing companies relating to all of the mortgage loans in the Company’s fiscal 2002 securitizations. Of the $95.5 million in gain on sale of loans during the year ended June 30, 2002, $16.4 million was attributable to residual interests sales for cash to CZI under the Residual Facility. Gain on sale of loans during the year ended June 30, 2002 includes charges of $0.5 million for amortized expenses related to the Residual Facility, substantially all of which related to amortization of the fee paid by the Company to CZI to obtain the facility.

        Origination Fees. Origination fees are primarily comprised of points and other fees, which include appraisal and credit investigation fees, charged by the Company on mortgage loans originated by the Company’s retail channel, partially offset by broker compensation, generally referred to as yield spread premium, paid by the Company to mortgage loan brokers in connection with broker loan production. Retail points and fees are primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Yield spread premiums are generally a function of the volume of mortgage loans originated by the Company through its broker channel and the fee paid on such loans by the Company to referring brokers net of points and fees received at origination.

        Origination fees during the year ended June 30, 2003 were $53.2 million as compared to $56.0 million and $47.4 million during the years ended June 30, 2002 and 2001, respectively. The $2.8 million, or 5.0%, decrease in origination fees during the year ended June 30, 2003 from the amount reported during the year ended June 30, 2002 was attributable primarily to a $6.8 million increase in yield spread premium, net of points and fees, paid by the broker channel, partially offset by a $4.0 million increase in the points and fees charged at the time of origination in the retail channel. Yield spread premium, net of points and fees, increased $6.8 million to $11.5 million during the year ended June 30, 2003 from $4.7 million during the year ended June 30, 2002. The $6.8 million increase in yield spread premium during the year ended June 30, 2003 over yield spread premium during the year ended June 30, 2002 is attributable primarily to the $1.1 billion, or 62.4%, increase in total broker production during fiscal 2003 over total broker production during fiscal 2002 and to a lesser extent, the 48.3% increase in average yield spread premium, net of points and fees, paid during fiscal 2003. The $8.6 million, or 18.1%, increase in origination fee revenue during the year ended June 30, 2002 over the amount reported for the year ended June 30, 2001 was attributable primarily to the $429.3 million, or 36.4%, increase in retail production during the year ended June 30, 2002 over production levels reported during the year ended June 30, 2001, partially offset by a decline during fiscal 2002 from fiscal 2001 in average points and fees charged at the time of origination, and an increase in yield spread premium, net of points and fees.

        During the year ended June 30, 2002, the Company’s yield spread premium payments exceeded points and fees received on the broker origination by $4.7 million. During the year ended June 30, 2001, points and fees on broker production exceeded yield spread premiums paid to brokers by $0.1 million. The $4.6 million increase in net yield spread premium during the year ended June 30, 2002 from the $0.1 million of net fees received during the year ended June 30, 2001 is attributable to a $441.6 million increase in total broker production during fiscal 2002 over total broker production during fiscal 2001 and, to a lesser extent, the increase in average yield spread premium paid during fiscal 2002. As previously reported, the Company has, primarily in response to competitive factors and, to a lesser extent, recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products. The weighted average points charged by the Company’s retail channel during the years ended June 30, 2003, 2002 and 2001 were 3.6%, 3.7% and 4.0%, respectively. The Company expects weighted average points charged to decline further in calendar 2003 as the Company expects to continue to reduce points and fees charged in response to increased competition in the current rising interest rate environment. Yield spread premium, net of points and fees, expressed as a percentage of total broker production was 0.43%, 0.29% during the years ended June 30, 2003 and 2002, respectively.

        Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees, and servicing fees earned on securitized pools, reduced by subservicing costs and amortization of the Company’s MSRs. See “—Critical Accounting Policies.” Loan servicing revenue during the year ended June 30, 2003 was $8.9 million as compared to $12.5 million and $15.0 million during the years ended June 30, 2002 and 2001, respectively. The $3.6 million decrease in loan servicing revenue during the year ended June 30, 2003 from June 30, 2002 was due primarily to declines in servicing, late and prepayment fees aggregating $5.7 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $2.1 million. The declines in servicing, late and prepayment fees during the year ended June 30, 2003 are due to the $451.0 million, or 37.8%, decrease in mortgage loans in securitization trusts serviced in-house during the year ended June 30, 2003 compared to such loans serviced in-house during the year ended June 30, 2002, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2003 were $0.4 million, down $1.3 million from the $1.7 million of such expenses during the year ended June 30, 2002. Amortization of mortgage servicing rights declined $0.9 million to $2.7 million during the year ended June 30, 2003 from $3.6 million during the year ended June 30, 2002. The Company’s mortgage servicing rights were $0.2 million at June 30, 2003 and will be fully amortized by the three months ended September 30, 2003 as the Company expects to continue to sell all of its loan production on a servicing released basis.

        The $2.5 million decrease in loan servicing revenue during the year ended June 30, 2002 from the year ended June 30, 2001 was due primarily to declines in servicing, late and prepayment fees aggregating $7.6 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $5.0 million. The declines in servicing, late and prepayment fees during the year ended June 30, 2002 from the year ended June 30, 2001 was due to the $619.0 million, or 34.2%, decrease in the size of the Company’s portfolio of mortgage loans in securitization trusts serviced in-house at June 30, 2002 compared to June 30, 2001, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2002 were $1.7 million, down $2.8 million from the $4.5 million of such expenses during the year ended June 30, 2001. Amortization of mortgage servicing rights declined $2.2 million to $3.6 million during the year ended June 30, 2002 from $5.8 million during the year ended June 30, 2001.

        During the years ended June 30, 2003 and 2002, the Company had in place two arrangements designed to reduce its servicing advance obligations. In the first arrangement, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($88.0 million at June 30, 2003) in principal amount of loans. In the second arrangement, which has expired, an investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company’s advance obligations.

        Excluding loans serviced on an interim basis, the Company has not added any new loans to the servicing portfolio since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company’s total loan servicing portfolio at June 30, 2003 decreased $568.0 million, or 24.6% to $1.7 billion from $2.3 billion at June 30, 2002, reflecting loan servicing portfolio runoff during the period. Mortgage loans in securitization trusts serviced by the Company in-house declined $451.0 million to $741.0 million at June 30, 2003 from $1.2 billion at June 30, 2002. Moreover, subsequent to June 30, 2003, the Company transferred to the purchasers or their designated servicers approximately $601.0 million of loans, which represented loans sold in whole loan sales during the June 2003 quarter but subserviced by the Company at June 30, 2003 on an interim basis. The Company’s servicing portfolio will continue to be impacted in the future by the Company’s dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. See “Risk Factors.” Future loan servicing revenue will be negatively impacted by continued run-off in the Company’s portfolio of mortgage loans in securitization trusts due to the Company’s sale of mortgage loans on a servicing released basis. Run-off in the Company’s portfolio of mortgage loans in securitization trusts could be further exacerbated by the current mortgage interest rate environment which could accelerate prepayment activity of loans, or a decision by the Company to call any or all of the nine securitization trusts callable by the Company at June 30, 2003, with a mortgage loan principal balance of $191.5 million. See “Item 1. Business—Loan Servicing.”

        Debt Extinguishment Income. As previously reported, on December 13, 2002, the Company consummated its Exchange Offer, pursuant to which it exchanged $49.6 million of the outstanding 2006 Debentures that were tendered and issued an equal amount of 2012 Debentures. On December 23, 2002, the Company redeemed $19.8 million, or 40.0%, of the principal amount outstanding on the 2012 Debentures through a scheduled mandatory sinking fund payment. Of the $19.8 million sinking fund payment, $16.6 million was paid to SFP relative to SFP’s $41.6 million of 2012 Debentures due from the Company. On December 31, 2002, SFP forgave its remaining $25.0 million principal balance of 2012 Debentures due from the Company which was recorded as debt extinguishment income. The remaining $4.7 million of the Company’s outstanding 2012 Debentures were fully redeemed on June 30, 2003 at the optional call price of 5.0%, or $0.2 million, of the outstanding principal balance resulting in $4.5 million of debt extinguishment income.

        During the year ended June 30, 2003, in a series of transactions, the Company redeemed $22.1 million principal balance of its Senior Notes at a discount from par for $19.9 million and recognized debt extinguishment income of $2.2 million. At June 30, 2003, the Company redeemed the remaining $127.9 million principal balance of its Senior Notes representing all of the remaining outstanding Senior Notes, at par plus accrued and unpaid interest. The redemption of the Senior Notes was funded by the $74.1 million Financing Facility and $53.8 million of cash.

        Interest. Interest income includes interest on loans held for sale, accretion income recognized on the Company’s residual interests and, to a lesser extent, interest on short-term overnight investments. Interest income was $69.2 million, $83.2 million and $86.5 million during the years ended June 30, 2003, 2002 and 2001, respectively. The $14.0 million, or 16.8%, decrease in interest income during the year ended June 30, 2003 from the year ended June 30, 2002 was due primarily to a $15.8 million decline in accretion on lower average residual interest balances, partially offset by an increase of $1.8 million in interest income earned on loans held for sale resulting from higher average outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the year ended June 30, 2003 when compared to such rates and balances during the year ended June 30, 2002. Interest income decreased $3.3 million, or 3.8% during the year ended June 30, 2002 from the prior year due primarily to an $8.6 million decline in discount accretion due to lower average outstanding residual interest balances during the year ended June 30, 2002, partially offset by a $5.3 million increase in interest income earned on loans held for sale during the year ended June 30, 2002. The increase in interest earned on loans held for sale during the year ended June 30, 2002 over the amount reported during the year ended June 30, 2001 was due to higher average interest earning balances of loans held for sale outstanding, partially offset by a decline in the weighted average interest rate on such loans during fiscal 2002 when compared to such rates and balances during fiscal 2001.

Expenses

        General. Total expenses during the year ended June 30, 2003 were $236.3 million compared to $212.5 million during the year ended June 30, 2002 and $217.4 million during the year ended June 30, 2001. The $23.8 million increase in total expenses during the year ended June 30, 2003 over the year ended June 30, 2002 is attributable to increases of $16.8 million, $4.5 million and $9.7 million in personnel, production and general and administrative expense, respectively, partially offset by a decrease of $7.2 million in interest expense during the year ended June 30, 2003 from such expenses during the year ended June 30, 2002. The $4.9 million decrease in total expenses during the year ended June 30, 2002 from the prior year was attributable to declines of $10.0 million and $13.5 million in general and administrative and interest expense, respectively, partially offset by increases of $16.4 million and $2.3 million in personnel and production expenses, respectively, during the year ended June 30, 2002 from such expenses during the year ended June 30, 2001.

        Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to the Company’s loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the year ended June 30, 2003 was $131.6 million, an increase of $16.8 million, over the $114.8 million during the year ended June 30, 2002. Of the $16.8 million increase in personnel expense, salaries, commissions, bonuses and incentives increased $14.5 million, or 14.8%, during the year ended June 30, 2003 over the amounts reported during the year ended June 30, 2002. The increase was comprised primarily of a $7.1 million increase in commission compensation earned by retail and broker account executives during the year ended June 30, 2003 over a year ago due to the $1.2 billion, or 37.5%, increase in production during the year ended June 30, 2003 over production during the year ended June 30, 2002. In addition, the increase was due to $5.2 million of increased salaries resulting from increased staffing levels during the year ended June 30, 2003 over staffing levels during the year ended June 30, 2002 due primarily to the impact on head count caused by the acquisition of the Company’s second National Loan Center and, to a lesser extent, to other employee head count growth within the Company driven primarily by increased loan production. Incentive compensation relative to senior management increased $2.2 million during the year ended June 30, 2003 over the year ended June 30, 2002. To a lesser extent, the increase in personnel expense during the year ended June 30, 2003 over the amount reported a year ago is attributable to a $1.5 million increase in contract services utilized in preparing funded mortgage loans for sale to whole loan buyers, and $0.8 million of increased health, medical and other benefit costs. Personnel expense during the year ended June 30, 2002 increased $16.4 million, or 16.7%, to $114.8 million from $98.4 million during the year ended June 30, 2001. The increase in personnel expense was comprised primarily of $7.6 million of increased salaries attributable principally to the increased staffing levels in the Company during the year ended June 30, 2002 over the year ended June 30, 2001 due to the acquisition in November 2001 of the Company’s second National Loan Center and to other employee head count growth within the Company coupled with a $3.8 million increase in incentive compensation relative to retail and broker executives in connection with the $870.9 million increase in retail and broker production during the year ended June 30, 2002 over such production during the year ended June 30, 2001. Incentive compensation expense relative to other senior management increased $1.1 million during the year ended June 30, 2002 over the year ended June 30, 2001. Finally, payroll taxes, medical and other benefit costs increased $3.9 million during the year ended June 30, 2002 over the amount incurred during the year ended June 30, 2001.

        Production. Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees increased $4.5 million, or 21.1%, to $25.8 million during the year ended June 30, 2003 from $21.3 million during the year ended June 30, 2002. The increase in production expense during the year ended June 30, 2003 over a year ago is due primarily to increased advertising expenses relative to the $1.2 billion, or 37.5% increase in the Company’s loan production volumes during the year ended June 30, 2003 over production volumes during the year ended June 30, 2002. Production expense increased $2.3 million, or 12.0%, to $21.3 million during the year ended June 30, 2002 from $19.0 million during the year ended June 30, 2001. The increase in production expense during the year ended June 30, 2002 over the prior year was due primarily to increased advertising and appraisal expenses incurred relative to the Company’s increased total loan production.

        Production expense when expressed as a percentage of total loan origination volume for the year ended June 30, 2003, 2002 and 2001 was 0.6%, 0.7% and 0.8%, respectively. The decrease in the percentage during the year ended June 30, 2003 from the percentage during the year ended June 30, 2002 is attributable to the $1.2 billion, or 37.5% increase in total loan production during the year ended June 30, 2003 over the origination volume reported for the year ended June 30, 2002, partially offset by the 21.1% increase in production expense during the year ended June 30, 2003 over the year ended June 30, 2002. The decrease in the percentage during the year ended June 30, 2002 from the percentage during the year ended June 30, 2001 is attributable to the $870.9 million, or 36.7% increase in total loan production during the year ended June 30, 2002 over the origination volume reported for the year ended June 30, 2001, partially offset by the 12.0% increase in production expense during the year ended June 30, 2002 over the year ended June 30, 2001.

        General and Administrative. General and administrative expense increased $9.7 million, or 24.9%, to $48.7 million during the year ended June 30, 2003 from $39.0 million during the year ended June 30, 2002 which, in turn, was a $10.0 million, or 20.5%, decrease from $49.0 million during the year ended June 30, 2001. The increase in general and administrative expenses during the year ended June 30, 2003 over such expenses during the year ended June 30, 2002 was due primarily to increases of $5.8 million, $3.3 million, $1.8 million and $0.6 million in miscellaneous, professional, legal and corporate related insurance expenses, respectively, partially offset by declines of $1.0 million and $0.8 million in occupancy and communication expenses, respectively. The $5.8 million increase in miscellaneous expenses during the year ended June 30, 2003 over such expenses during the year ended June 30, 2002 was due principally to a $2.8 million write-off of aged late fees receivable and a provision of $1.1 million for estimated uncollectible servicing advances. The $3.3 million increase in professional expenses during the year ended June 30, 2003 over professional expenses during the year ended June 30, 2002 was due primarily to increased use of trust services, outside professional assistance on compliance related matters and the write-off of unamortized debt issuance and Residual Facility costs. The $1.8 million increase in legal expenses during the year ended June 30, 2003 over legal expenses incurred during the year ended June 30, 2002 was due primarily to increased legal expenditures incurred by the Company in resolving certain litigation matters and in closing the Exchange Offer. The $10.0 million decrease in general and administrative expenses during the year ended June 30, 2002 from amounts reported during the year ended June 30, 2001 was due to declines in professional, miscellaneous, legal and occupancy, respectively, partially offset by increases in corporate related insurance and communications expenses, respectively.

        On September 13, 2002, the Company entered into a new lease on its Irvine office space which extends the lease on 93,000 rentable square feet of space through November 30, 2008. The new lease payments are not materially different from those in place prior to the renewal. On December 5, 2001, the Company entered into a sublease involving approximately 39,000 rentable square feet at its former headquarters office located at 3731 Wilshire Boulevard, Los Angeles, California. In accounting for the sublease transaction, the Company charged income for $0.4 million representing the differential between the present values of lease payments payable under the master lease and the lease payments receivable under the sublease, the unamortized portion of abandoned leasehold improvements and expenses associated with the transaction. On January 31, 2001, the Company entered into a sublease involving approximately 44,800 rentable square feet at its headquarters office located at 350 South Grand Avenue, Los Angeles, California. In accounting for the sublease transaction, the Company charged income for the differential between the present values of lease payments payable under the master lease and the lease payments receivable under the sublease. The Company also charged income for the unamortized portion of the leasehold improvements that were abandoned and expenses associated with the transaction. Additionally, the Company reversed certain accruals and deferred credits applicable to the sublet space. Consequently, there was no net charge to earnings as a result of this sublease transaction. The Company was required by the terms of the sublease to pledge approximately $1.9 million in the form of a cash deposit to guarantee the differential between the present values of the master lease payment streams and the sublease receivable streams. The cash deposit is refundable to the Company over the term of the sublease if no performance default occurs.

        Interest. Interest expense declined $7.2 million, or 19.3%, to $30.2 million during the year ended June 30, 2003 from $37.4 million during the year ended June 30, 2002 which, in turn, was a decrease of $13.5 million, or 26.5%, from the $50.9 million of interest expense reported during the year ended June 30, 2001. The decrease in interest expense during the year ended June 30, 2003 from levels reported during the year ended June 30, 2002 resulted primarily from lower interest rates associated with the Company’s revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings under the facilities during fiscal 2003 when compared to such rates and average borrowings during fiscal 2002. To a lesser extent, the decrease in interest expense resulted from a $22.1 million decrease in the Company’s Senior Notes and a $44.8 million decrease in the 2012 Debentures through the extinguishment of such debt by the Company during the year ended June 30, 2003. The Company’s revolving warehouse and repurchase agreements bear interest rates that are indexed to the one-month LIBOR which, during the year ended June 30, 2003, declined from levels during the year ended June 30, 2002. While the Company’s interest costs on its revolving warehouse and repurchase facilities trended down during the year ended June 30, 2003 from a year ago, such interest expense is expected to increase in future periods due to the Company’s continued reliance on external financing arrangements to fund mortgage loan production and expected continued upward pressure on one month LIBOR in coming quarters.

        The decrease in interest expense during the year ended June 30, 2002 from the year ended June 30, 2001 resulted primarily from lower interest rates associated with the Company’s revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings under the facilities during fiscal 2002 when compared to such rates and average borrowings during fiscal 2001.

        As a result of extinguishing the remaining $127.9 million of Senior Notes with the $74.1 million Financing Facility which bears interest at a lower interest rate, and the extinguishment of the remaining $4.8 million of 2012 Debentures on June 30, 2003, the Company expects its interest expense on its nonrevolving indebtedness will be lower in fiscal 2004 compared to fiscal 2003.

        Income Taxes. During the years ended June 30, 2003, 2002 and 2001, the Company recorded an income tax provision (benefit) of ($1.8) million, $3.1 million and $1.9 million, respectively, which reflect effective tax rates of (6.7)%, 40.4% and 6.6%, respectively. The Company periodically undergoes federal and state tax return examinations and may provide for additional liabilities for identified exposure items. During the three months ended June 30, 2003, a number of pending tax return audits were finalized and related tax liabilities were adjusted to the actual amounts due. This resolution resulted in a tax benefit of approximately $6.0 million being recognized in the accompanying consolidated statement of operations. The provisions for income taxes during the years ended June 30, 2002 and 2001 are related primarily to estimated taxes on excess inclusion income on the Company’s REMIC trusts and, to a lesser extent, other miscellaneous state taxes. The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes, thereby limiting the Company’s ability to use net operating loss carryforwards and certain other future deductions.

Financial Condition

        Loans Held for Sale. The Company’s portfolio of loans held for sale decreased to $401.0 million at June 30, 2003 from $462.1 million at June 30, 2002. The decrease is primarily attributable to the Company’s $4.5 billion of total loan dispositions in the secondary market exceeding its $4.4 billion of loan production during the year ended June 30, 2003.

        Advances and Other Receivables. Advances and other receivables are comprised of interest and servicing advances; servicing and late fees; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The Company funds advances on a recurring basis not otherwise covered by financing arrangements and recovers those advances on a periodic basis. Advances and other receivables decreased $20.0 million to $41.3 million at June 30, 2003 from $61.3 million at June 30, 2002. The decrease is primarily attributable to a $14.6 million decrease in interest and servicing advances, a $3.7 million decrease in servicing and late fees receivable, and a $1.7 million decrease in accrued interest and other receivables.

        The $14.6 million decrease in servicing advances at June 30, 2003 from June 30, 2002 is attributable to recoveries of previous advances exceeding new advances during the year ended June 30, 2003. During the year ended June 30, 2003, the Company recovered $45.8 million of servicing related advances as compared to $31.2 million of servicing related advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts. The $3.7 million decline in servicing and late fees receivable at June 30, 2003 from June 30, 2002 is due to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts serviced in-house to $741.0 million at June 30, 2003 from $1.2 billion at June 30, 2002, and to a $2.8 million write-off of uncollectible late fees by the Company during the year ended June 30, 2003. The decrease in accrued interest and other receivables at June 30, 2003 from June 30, 2002 resulted primarily from interest accruals based upon lower average coupon rates and on lower average balances of loans held for sale at June 30, 2003 from rates and balances a year ago and, to a lesser extent, from decreased swap margins (fair value estimates) as a result of a decrease in open hedge positions at June 30, 2003 as compared to such positions at June 30, 2002.

        Residual Interests. Residual interests decreased $68.1 million to $129.2 million at June 30, 2003 from $197.3 million at June 30, 2002, reflecting $34.9 million of residual interest write-downs and $49.7 million of cash received from the securitization trusts, partially offset by $16.5 million of residual interest accretion during the year ended June 30, 2003. During the year ended June 30, 2003, the Company did not retain any residual interests in the $315.0 million of securitizations it consummated. All of such residual interests were sold to CZI for cash under the Residual Facility.

        On August 15, 2003, the Company called four securitization trusts with an unpaid principal balance of $29.3 million of mortgage loans ($30.5 million at June 30, 2003). The August 15, 2003 call resulted in a $3.0 million write-down to the carrying value of the Company’s retained residual interests relating to these securitization trusts during the year ended June 30, 2003.

        As of August 31, 2003, of the Company’s remaining thirteen securitization trusts which had a mortgage loan balance of $735.9 million ($829.0 million at June 30, 2003), six securitization trusts with a mortgage loan balance of $199.2 million ($214.7 million at June 30, 2003) were callable. If the Company calls any of these securitization trusts, it might be required to write down the value of the residual interests relating to the called securitization trusts.

        Mortgage Servicing Rights, net. Mortgage servicing rights, net, decreased to $0.2 million at June 30, 2003 from $2.9 million at June 30, 2002 reflecting $2.7 million of mortgage servicing rights amortization during the year ended June 30, 2003. During the year ended June 30, 2003, the Company did not capitalize any mortgage servicing rights. The Company sold for cash the servicing rights on the mortgage loans in the $315.0 million of securitizations which closed during the year ended June 30, 2003, and all of the Company’s $4.2 billion of loans sold in whole loan sales for cash during the year ended June 30, 2003 were sold with servicing released. The Company’s mortgage servicing rights will be fully amortized by September 30, 2003.

        Equipment and Improvements, net. Equipment and improvements, net, decreased to $8.9 million at June 30, 2003 from $10.9 million at June 30, 2002 due primarily to depreciation and amortization outpacing capital expenditures during the year ended June 30, 2003.

        Prepaid and Other Assets. Prepaid and other assets increased to $17.5 million at June 30, 2003 from $14.7 million at June 30, 2002, primarily due to an increase in defunded loans receivable at June 30, 2003 over a year ago and, to a lesser extent, an increase in security deposits, partially offset by a decrease in debt issuance costs during the year ended June 30, 2003.

        Borrowings. Amounts outstanding under borrowings at June 30, 2003 declined $125.5 million to $138.5 million from $264.0 million at June 30, 2002. The $125.5 million decrease was comprised of the Company’s refinancing of $127.9 million face amount of its Senior Notes, of which $53.8 million was in the form of cash, the Company’s purchase and extinguishment of $22.1 million face amount of its Senior Notes and the Company’s $49.6 million redemption of its 2006 Debentures, partially offset by the $74.1 million of new borrowings under the Financing Facility.

        The Financing Facility is secured by all of the Company’s residual interests and certain servicing advances, has a term of 18 months and bears interest at a rate of one-month LIBOR plus 2.75% per annum. Eighty percent of the monthly cash flows generated from the Company’s residual interests and at least 70.0% of cash flows from recoveries of servicing advances securing the Financing Facility will be paid to the lender to reduce the outstanding balance. The Company may, subject to certain limitations, prepay without penalty the amount outstanding under the Financing Facility at any time. The Company paid a $0.5 million fee to Capital Z for Capital Z’s agreement to serve as the limited guarantor under the Financing Facility. In addition, commencing July 31, 2003 and until the limited guaranty amount is fully reduced, the Company is obligated to make monthly payments to Capital Z based upon a percentage applied to the outstanding limited guaranty amount. If the Company calls any of the securitization trusts underlying the residual interests pledged under the Financing Facility, it is required to prepay the Financing Facility in an amount equal to the amount ascribed to the called residual interests and the servicing advances on mortgage loans in the securitization trusts by the lender under the Financing Facility. As a result of the August 15, 2003 call of such securitization trusts, the Company repaid the Financing Facility $3.4 million.

        Revolving Warehouse and Repurchase Facilities. Amounts outstanding under revolving warehouse and repurchase facilities decreased to $343.7 million at June 30, 2003 from $383.1 million at June 30, 2002, due to a decline in loans held for sale at June 30, 2003 compared to June 30, 2002. Proceeds from whole loan sales and securitizations are first used to reduce balances outstanding under the Company’s revolving warehouse and repurchase facilities and then used for general corporate purposes.

        Income Taxes Payable. At June 30, 2003 and 2002, the Company had $2.9 million and $2.4 million of taxes currently payable, respectively. The Company’s gross deferred tax liabilities increased by $6.1 million to $22.8 million at June 30, 2003 from $16.7 million at June 30, 2002 due to the change in the tax effects of temporary differences relating to mark-to-market adjustments and, to a lesser extent, miscellaneous other items. The Company’s gross deferred tax assets at June 30, 2003 of $148.7 million remained substantially unchanged from $148.2 million at June 30, 2002. The Company’s tax valuation allowance decreased $11.8 million to $125.8 million at June 30, 2003 from $137.7 million at June 30, 2002. The decrease in the tax valuation allowance resulted from the utilization of deferred tax assets against deferred tax liabilities that originated during the year ended June 30, 2003, and a reduction of deferred tax liabilities associated with tax contingencies that were resolved during the year ended June 30, 2003.

        Liquidity and Capital Resources

        The Company’s operations require continued access to short-term and long-term sources of cash. The Company’s primary operating cash requirements include: (i) the funding of mortgage loan originations and purchases prior to their securitization and sale, (ii) fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans, (iii) ongoing administrative, operating, and tax expenses, (iv) interest and principal payments and liquidity requirements under the Company’s revolving warehouse and repurchase facilities, and other existing indebtedness, (v) advances in connection with the Company’s servicing portfolio, and (vi) overcollateralization requirements in connection with securitizations.

        The Company’s primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) securitization and sale of mortgage loans and related servicing rights and (iii) monetization of the overcollateralization in the Company’s portfolio of mortgage loans in securitization trusts. At June 30, 2003, the Company monetized its residual interests and its servicing advances through the Financing Facility. The Company historically had access to working capital financing facilities and the issuance of debt and equity securities to finance its operating cash requirements; however, due to the Company’s operating performance in the three most recent fiscal years, the Company does not expect access to those capital resources in the foreseeable future. See “—Risk Factors—We depend on short-term financing facilities to make mortgage loans and if we are unable to maintain adequate financing sources it could jeopardize our continued operations.

        Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to finance the origination or purchase of mortgage loans prior to securitization or sale. At June 30, 2003, the Company had committed revolving warehouse and repurchase facilities in the amount of $900.0 million and amounts outstanding under the facilities were $343.7 million. The $900.0 million of committed revolving warehouse and repurchase facilities available to the Company at June 30, 2003 had various maturities through September 30, 2003.

        Subsequent to June 30, 2003, the Company increased its total capacity under its revolving warehouse and repurchase facilities to $1.2 billion of which $1.1 billion and $100.0 million was committed and uncommitted, respectively. The Company entered into a new fully committed $200.0 million revolving warehouse facility, and an additional new revolving warehouse facility with committed and uncommitted capacity of $100.0 million and $100.0 million, respectively. In addition, the Company renewed an existing $300.0 million committed revolving repurchase facility and renewed an existing $300.0 million committed revolving warehouse facility reducing capacity thereunder to $200.0 million. Of the Company’s current $1.2 billion of existing revolving warehouse and repurchase facilities, $200.0 million expires on October 29, 2003 and $500.0 million expires on October 31, 2003. While no assurances can be made, the Company expects to renew these revolving warehouse facilities on same or similar terms. Of the remaining $500.0 million of revolving warehouse and repurchase facilities, $300.00 million and $200.0 million expire on July 30, 2004 and August 28, 2004, respectively.

        Certain of the Company’s warehouse and repurchase lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

        All of the Company’s revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders’ equity, leverage, and net income levels. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments or waivers, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, the Company would have to cease loan production operations which would jeopardize its ability to continue to operate as a going concern.

        Pursuant to agreements relating to the Company’s two 1999 securitization trusts, the monoline insurance company providing credit enhancement requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in the trusts. As previously reported, the Company currently does not satisfy the net worth test, and as a result, the monoline insurer can terminate the Company as servicer with respect to those securitization trusts. The monoline insurer has to date waived the Company’s failure to satisfy the net worth test and terminate the Company as servicer with respect to those securitization trusts.

        The Securitization and Sale of Mortgage Loans. The Company’s ability to sell loans originated by it in the secondary market through securitization and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company’s loan origination operations. See “Risk Factors—An interruption or reduction in the securitization and whole loan market would hurt our financial performance.”

        The Company securitized $315.0 million of loans held for sale during the year ended June 30, 2003 compared to $585.0 million and $1.2 billion of loan securitizations during the years ended June 30, 2002 and 2001, respectively. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company’s assumptions used in securitizations. See “Critical Accounting Policies—Accounting for Securitizations.” See “Results of Operations—Revenue.” In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts, for which the Company has retained a residual interest, generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At June 30, 2003, an additional $54.0 million of overcollateralization is required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts. At June 30, 2003, the Company was required to maintain overcollateralization amounts of $150.2 million, which includes the $54.0 million, of which $143.1 million was maintained. The remaining $7.1 million is required to be added to the overcollateralization amounts from future spread income from the mortgage loans in the securitization trusts.

        In the Company’s securitizations structured as a real estate mortgage investment conduit (“REMIC”), the recognition of non-cash gain on sale has a negative impact on the cash flow of the Company since the Company is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the related service fees are collected and applicable reserve or overcollateralization requirements are met.

        Monetization of Overcollateralization in the Company's Portfolio of Mortgage Loan in Securitization Trusts. The Company had retained residual interests in 17 securitizations trusts which had overcollateralization balances of $145.7 million at June 30, 2003. Of these 17 securitization trusts, nine trusts, with overcollateralization of $34.0 million, were callable by the Company in its capacity as servicer of the mortgage loans underlying the securitization trusts. If the Company calls any of the securitization trusts, the Company receives a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and in cash.

        In connection with the May 15, 2003 call of seven securitization trusts, the Company received cash of approximately $4.4 million. On August 15, 2003, the Company called four additional securitization trusts, and received approximately $5.1 million.

        Other sources of cash previously used by the Company to fund its operations included the monetization of residual interests and servicing advances and debt and equity securities.

        Monetization of Residual Interests. On June 30, 2003, the Company borrowed $74.1 million through the Financing Facility of which $49.2 million was secured by all of its residual interests.

        On March 31, 2003, the Residual Facility with CZI, an affiliate of Capital Z, the Company’s largest shareholder, expired at which time the $0.2 million of remaining unamortized facility costs were written off. During the years ended June 30, 2003 and 2002, the Company sold $8.7 million and $16.4 million, respectively, of residual interests to CZI pursuant to the Residual Facility for cash.

        Monetization of Servicing Advances. The Company pledged certain of its existing servicing advances to collateralize $24.9 million of the Financing Facility. Future servicing advances related to certain of the Company’s securitization trusts will also collateralize the Financing Facility unless and until it is fully repaid.

        The Issuance of Equity and Debt Securities. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company’s ability to access its traditional equity and debt sources.

45

        The Company has previously raised $180.2 million through the sale of preferred stock in several phases, consisting of $170.8 million to Capital Z and its designees, $4.7 million to certain members of the Company’s management and $4.7 million to holders of the Company’s common stock. Capital Z invested $75.0 million in February 1999, $25.0 million in August 1999, $20.8 million pursuant to their standby commitment in a rights offering in October 1999, $34.7 million in June 2000, and $15.3 million in July 2000. The Company also issued $2.9 million of preferred stock to certain management investors in October 1999, and $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company in August 2000. The Company raised $4.2 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in October, 1999 and $0.5 million from the sale of Series D Convertible Preferred Stock in a rights offering in February 2002. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company’s common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001.

        In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In February 1996, the Company completed an offering of its 2006 Debentures with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its Senior Notes with net proceeds to the Company of $145.0 million. In December 2002, the Company completed its Exchange Offer pursuant to which $49.6 million of 2006 Debentures were tendered and an equal amount of 2012 Debentures were issued. Subsequently in December 2002, the $49.6 million of 2012 Debentures were reduced by $19.8 million and $25.0 million through a mandatory sinking fund redemption and the forgiveness by SFP, respectively, leaving $4.8 million of 2012 Debentures outstanding that were repaid through the exercise of a 5% optional call payment on June 30, 2003. On June 30, 2003, the Company redeemed its Senior Notes through a $53.8 million cash remittance and the $74.1 million amortizing, Financing Facility due December 31, 2004. Under the Financing Facility, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company’s ability to pay certain distributions, including dividends.

        The Company had cash and cash equivalents of approximately $23.9 million at June 30, 2003.

        If the Company’s access to warehouse lines, working capital or the securitization or whole loan markets is restricted, the Company may have to seek additional equity. There can be no assurance that sufficient sources of liquidity will be available to the Company at any given time or that favorable terms will be available. As a result of the limitations described above, the Company may be restricted in the amount of loans that it will be able to produce and sell. This would negatively impact profitability and jeopardize the Company’s ability to continue to operate as a going concern. See “—Risk Factors—We depend on short-term financing facilities to make mortgage loans and if we are unable to maintain adequate financing sources it could jeopardize our continued operations and adverse changes in the securitization and whole loan market would hurt our financial performance.

Risk Management

        During the years ended June 30, 2003 and 2002, the Company, as it has from time to time, entered into agreements to hedge interest rate risk exposure to its inventory and pipeline of mortgage loans held for sale. At June 30, 2003, the Company had no hedge agreements in place. At June 30, 2002, the Company had notional amounts of $70.0 million of forward interest rate swap agreements in place to hedge interest rate risk exposure to its mortgage loans held for sale and pipeline of mortgage loans.

        Gain on sale of loans during the year ended June 30, 2003 includes charges of $10.9 million all of which related to hedge losses recorded on forward interest rate swap agreements that closed during the period. Gain on sale of loans during the year ended June 30, 2002 includes charges of $10.8 million, of which $10.4 million related to losses on closed forward interest rate swap agreements and $0.4 million related to the Company’s mark to the estimated fair value of forward interest rate swap agreements open at June 30, 2002, respectively. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including charges to earnings on future derivative contracts into which the Company may enter.

Interest Rate Sensitivity

        Sale of Loans—Securitizations and Whole Loan Sales—Interest Rate Risk. A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination. However, a small portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of the Company’s related gain on sale. The Company is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, the Company mitigates exposure to rising interest rates through the use of forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

Rate Sensitive Assets

        Residual Interests and MSRs. The Company had residual interests of $129.2 million and $197.3 million outstanding at June 30, 2003 and 2002, respectively. The Company also had MSRs outstanding at June 30, 2003 and 2002 in the amount of $0.2 million and $2.9 million, respectively. Both of these instruments are recorded at estimated fair value at June 30, 2003 and 2002. The Company values these assets based on the present value of future revenue streams net of expenses using various assumptions. The weighted average discount rate used to calculate the present value of the residual interests was 13.5% and 13.4% at June 30, 2003 and 2002, respectively. The discount rate used to calculate the present value of the MSRs was 15.0% at June 30, 2003. The weighted average life of the mortgage loans used for valuation at June 30, 2003 and 2002 was 1.9 years and 3.7 years, respectively.

        These assets are subject to risk of accelerated mortgage prepayment or credit losses in excess of the assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or credit losses be below expectations.

        Fair Value of Financial Instruments. The Company’s financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, accounts receivables, and revolving warehouse and repurchase agreements. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company’s warehouse borrowings approximates fair value when valued using available quoted market prices.

        Interest Rate Risk. The Company is exposed to on-balance sheet interest rate risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet interest rate risk related to loans which the Company has committed to originate or purchase.

        Warehousing Exposure. The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. As of June 30, 2003 and 2002, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $900.0 million and $800.0 million, respectively. The total amount outstanding related to these facilities was $343.7 million and $383.1 million at June 30, 2003 and 2002, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

        The following table illustrates certain information about the Company’s rate sensitive assets and liabilities at June 30, 2003 and 2002:

June 30, 2002	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rate	$21,219	$32,712	$26,872	$22,655	$15,843	$46,538	$165,834	$170,887
Weighted average rate	7.28%	7.28%	7.28%	7.28%	7.28%	7.26%	7.28%
Variable rate	$21,040	$60,239	$62,178	$30,007	$17,773	$43,931	$235,167	$242,283
Weighted average rate	7.14%	7.15%	9.07%	8.56%	9.42%	10.25%	8.24%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$-	$-	$64,396	$-	$-	$-	$$64,396	$54,093
Weighted average rate	5.50%	5.50%	-%	-%	-%	-%	5.50%
Variable rate	$368,161	$49,630	$-	$-	$-	$-	$417,791	$417,791
Weighted average rate	2.41%	-%	-%	-%	-%	-%	2.41%

        During the year ended June 30, 2003, certain interest rates generally declined from levels existing during the year ended June 30, 2002. At June 30, 2003, the Company’s rate sensitive assets, primarily fixed and variable rate mortgage loans held for sale, reflect these lower rates when compared to interest rates applicable to such mortgage loans held at June 30, 2002. The Company’s variable rate borrowings, which are comprised of revolving warehouse and repurchase facilities, are indexed to the one-month LIBOR. At June 30, 2003, the one-month LIBOR was 1.12%, down 72 basis points from the 1.84% one-month LIBOR at June 30, 2002. The weighted average interest rate on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2003 declined to 2.22% from 2.90% at June 30, 2002. During the year ended June 30, 2003, interest expense on the Company’s revolving warehouse and repurchase facilities declined from interest expense incurred during the year ended June 30, 2002 due to the decline in the one-month LIBOR and to reductions in pricing by certain of its revolving warehouse and repurchase facility lenders.

June 30, 2002	2003	2004		2005		2006	2007	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rates	$ 29,295	$ 40,347		$ 33,216		$ 27,782	$19,439	$57,379	$ 207,458	$ 212,848
Weighted average rate	8.84%	8.83%	.	8.83%	.	8.83%	8.83%	8.83%	8.83%
Variable rates	$ 26,579	$ 66,449		$ 64,731		$ 31,391	$18,804	$46,656	$ 254,610	$ 261,200
Weighted average rate	9.01%	8.99%	.	9.12%	.	9.22%	9.23%	9.24%	9.09%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$-	$ 150,000		$-		$113,970	$-	$-	$ 263,970	$ 152,573
Weighted average rate	7.56%	5.50%		5.50%		-%	-%	-%	7.56%
Variable rate	$ 383,119	$-		$-		$-	$-	$-	$ 383,119	$ 383,119
Weighted average rate	2.90%	-%		-%		-%	-%	-%	2.90%
Derivatives:
Forward interest rate swaps
agreements:
Notional amount	$ 70,000	-		-		-	-	-	$ 70,000	$ (394)
Weighted average pay rate	3.839%	-		-		-	-	-	3.839%	-
Weighted average receive rate	3.501%	-		-		-	-	-	3.501%	-

        During the year ended June 30, 2002, certain interest rates generally declined from levels existing during the year ended June 30, 2001. At June 30, 2002, the Company’s rate sensitive assets, primarily fixed and variable rate mortgage loans held for sale, reflect these lower rates when compared to interest rates applicable to such loans held for sale at June 30, 2001. The Company’s variable rate borrowings, which are comprised of revolving warehouse and repurchase facilities, are indexed to one-month LIBOR. At June 30, 2002 and 2001, the one-month LIBOR was 1.84% and 3.86%, respectively, and the weighted average interest rate on such borrowings was 2.90% and 4.99% at June 30, 2002 and 2001, respectively. During the year ended June 30, 2002, the Company’s borrowing costs decreased from those during the year ended June 30, 2001 due to the decrease in LIBOR and to pricing reductions received from certain of its revolving warehouse and repurchase facility lenders.

Risk Factors

An increase in mortgage lending rates will likely decrease our earnings.

        Our earnings are negatively impacted by increases in short-term and long-term interest rates. An increase in short-term interest rates increases our borrowing costs and may reduce the return we will receive on whole loan sales or in securitizations. An increase in long-term interest rates will likely decrease the demand for mortgage loans we make.

Adverse changes in the securitization and whole loan market would hurt our financial performance.

        In order for us to continue our mortgage loan origination and purchase operations, we must be able to sell the mortgage loans we make in the securitization and whole loan markets on at least a quarterly basis. We use the cash proceeds from these sales to pay down our warehouse and repurchase facilities and make new mortgage loans. The value of our mortgage loans depends on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, we rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase our mortgage loans in the whole loan market and the bonds issued in securitization transactions. We cannot be sure that the purchasers will be willing to purchase mortgage loans on satisfactory terms or that we can sell or securitize our mortgage loans on at least a quarterly basis. Adverse changes in the securitization and whole loan markets may affect our ability to securitize or sell our mortgage loans for acceptable prices within a reasonable period of time, which would hurt our earnings.

If real estate values decline, the demand for our mortgage loans may decrease and losses from borrowers will increase.

        Any decline in real estate values reduces the ability of borrowers to use their home equity to borrow money, and may reduce the demand for our mortgage loans. Declines in real estate values also increase losses in the event of foreclosure.

Our earnings may be reduced if we call securitization trusts.

        On May 15, 2003 and August 15, 2003, we called a total of eleven securitization trusts resulting in an aggregate write-down to the carrying value of the Company’s retained residual interests of $3.0 million. These write-downs reduced our earnings in the periods in which they occurred. We have the right to call each of the securitization trusts when the remaining unpaid principal balance of the mortgage loans in the securitization trusts falls to 10% or less of the original principal balance of the mortgage loans underlying the securitizations. Of the 13 securitization trusts remaining, five securitization trusts were callable at June 30, 2003. If we exercise our right to call any of the remaining securitizations, we might have to further write down the carrying value of our retained residual interests.

We have a limited cash flow to fund our operations and may not be able to react to changes in our business and industry.

        Our available cash flow is significantly reduced as a result of our financing facility secured by all of our residual interests and certain of our servicing advances. Our financing facility requires us to dedicate a significant portion of our cash flow that we receive from our residual interests and servicing advances on the securitization trusts to the repayment of the $74.1 million we borrowed in June 2003. This financing facility reduces our available cash flow used for working capital, capital expenditures and other general corporate requirements and limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. If we exercise our right to call any of the remaining callable securitization trusts that have residual interests pledged under the Financing Facility, we are required to prepay the lender at specific amounts established for the related residual interests and the servicing advances. In addition, we may be required to pay additional cash to the lender if the cash flow generated from the residual interests and servicing advances is insufficient to meet our payment obligations under this financing facility. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital, sell assets or seek protection under the federal bankruptcy laws.

We depend on short-term financing facilities to make mortgage loans and if we are unable to maintain adequate financing sources it could jeopardize our continued operations.

        We need continued access to short-term external sources of cash to fund our operations. We borrow the majority of the money we use to fund our mortgage loans from our revolving warehouse and repurchase facilities. Without continued access to these facilities, we would likely be restricted in the amount of mortgage loans that we will be able to make, which would jeopardize our continued operations.

We are required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which would hurt our earnings.

        Our repurchase obligations could hurt our earnings and have a material adverse effect on our financial position because the Company would likely take a loss on the repurchased loan. We are required under agreements governing our securitization transactions and whole loan sales to repurchase or replace mortgage loans which do not conform to representations and warranties we make at the time of sale. In addition, we may be obligated, in certain whole loan sales, to buy back mortgage loans if the borrower defaults on the first few payments of principal and interest due after the loan is sold.

We make a significant amount of our mortgage loans in California, Florida and Texas and our operations could be hurt by economic downturns or natural disasters in these states.

        During the year ended June 30, 2003, we originated 34.5%, 12.8% and 7.7% of our mortgage loans in California, Florida and Texas, respectively. At June 30, 2003, 25.4%, 14.1% and 7.5% of our servicing portfolio consisted of mortgage loans secured by real estate in California, Florida and Texas, respectively. Declines in the residential real estate markets in any of these three states may reduce the demand for mortgage loans or increase losses in the event of foreclosure, either of which would hurt our earnings.

        The occurrence of a natural disaster may cause a sudden decrease in the value of real estate in any of these three states and would likely reduce the value of the properties collateralizing the mortgage loans we made. Historically, California has been vulnerable to earthquakes and erosion-caused mudslides, Florida has been vulnerable to tropical storms and hurricanes and Texas has been vulnerable to tornadoes. Since such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the borrowers have to pay for repairs due to such disasters. Uninsured borrowers may not repair the property or may stop paying their mortgage loans if the property is damaged. This would cause the number of foreclosures to increase and decrease our ability to recover losses on properties affected by the disasters.

Our business is subject to extensive federal and state regulation which may limit our ability to operate and decrease our earnings.

        Our operations are subject to extensive rules and regulations by federal, state and local governmental authorities. These rules and regulations, among other things, impose restrictions on the interest rates and fees the Company may charge borrowers and limit the amount of a mortgage loan the Company can make. Our failure to comply with these rules and regulations can lead to loss of our ability to make mortgage loans, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action. In addition, these rules and regulations are subject to regular modification and change which could negatively impact our operations and earnings. Recently, the federal government created the national “Do Not Call Registry” which prohibits companies from telemarketing to those individuals who signed the registry. A significant part of our retail marketing consists of telemarketing. If a large number of individuals sign the registry, that will likely reduce our ability to telemarket to retail customers and our retail loan production. In addition, a number of states have enacted similar laws restricting telemarketing sales which could further reduce our retail production.

The majority of our voting stock is owned by Capital Z which has the ability to control the actions of the Company and may prevent or limit you from influencing the direction we will take.

        At June 30, 2003, Capital Z beneficially owned senior preferred stock representing 44.4% of the combined voting power in the election of directors and 90.1% of the combined voting in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on our nine person Board of Directors, and as current members’ terms expire Capital Z has the continuing right to elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine our direction and policies. Also because of its ownership percentage, Capital Z may unilaterally force the conversion into Common Stock of al shares of Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock or the Series D Convertible Preferred Stock.

If our losses on foreclosed loans in our servicing portfolio are greater than we expect or if the mortgage loans in our servicing portfolio pay off faster than we expect, our earnings may decrease.

        If the value of the property collateralizing a loan is not sufficient to cover the principal amount of the loan and related interest and servicing expenses in the event of foreclosure of that loan and sale of them mortgaged property, we suffer a loss. Many of our mortgage loans in our securitization trusts were made to borrowers in lower credit grades. In addition, many of the mortgage loans and adjustable interest rate mortgage loans are more likely to become delinquent, as through foreclosure and result in a loss. During the period of time we hold mortgage loans before we sell them, the entire loan loss reduces our earnings. If actual loan losses exceed our estimated losses, we may be required to write down our residual interests which would decrease our earnings and decrease our net worth and the value of your investment.

        An increase in the actual rate them mortgage loans pay off would reduce the number of loans that we service in our securitization trusts and the income we earn from servicing. If the actual rate the mortgage loans pay off in our securitization trusts is higher than we expected, we are required to write-down the residual interest that we recorded when we closed the securitization transaction. Higher than expected loan losses and faster than expected loan prepayments contributed to the write-downs of our residual interests of $34.9 million, $27.0 million and $33.6 million during the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Many of our competitors in the mortgage banking market are larger and have greater financial resources than we do, which will make it difficult for us to successfully compete.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are attached to this report:

Reports of Independent Auditors

Consolidated Balance Sheets at June 30, 2003 and 2002

Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

        As of the end of the period covered by this annual report on Form 10K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-1-5. Based upon that evaluation, the Disclosure Committee, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls.

PART III

Item 10. Directors and Executive Officers of Registrant

        Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 2003 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation

        Information regarding executive compensation will appear in the proxy statement for the 2003 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2003 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 2003 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated by this reference.

Item 14. Principal Accounting Fees and Services

        Information regarding accounting fees and services will appear in the proxy statement for the 2003 Annual Meeting of Stockholders or an amendment to this Form 10-K, and is incorporated herein by reference.

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

(b)	The Company filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2003:

(1)

The Company filed a Current Report on Form 8-K on April 18, 2003 (dated February 28, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

(2)

The Company filed a Current Report on Form 8-K on April 28, 2003 (dated April 25, 2003) announcing that it executed a commitment letter with Greenwich Capital Financial Products, Inc. to provide the Company with a financing facility of up to $82.9 million secured by certain of the Company's residual assets and servicing advances.

(3)	The Company filed a Current Report on Form 8-K on May 16, 2003 (dated May 14, 2003) disclosing the Company's quarterly results for the period ended March 31, 2003.

(4)

The Company filed a Current Report on Form 8-K on June 2, 2003 (dated May 30, 2003) announcing the execution of a refinancing agreement with Greenwich Capital Financial Products, Inc. and the redemption of the Company's outstanding 9.125% Senior Notes due 2003.

(5)	The Company filed a Current Report on Form 8-K on June 2, 2003 (dated June 2, , 2003) announcing the redemption of the Company's outstanding 5.5% Convertible Subordinated Debentures due 2012.

(6)	The Company filed a Current Report on Form 8-K on June 6, 2003 (dated March 31, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

(7)	The Company filed a Current Report on form 8-K on June 10, 2003 (dated April 30, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION (Registrant)

Dated: September 29, 2003

By: /s/A. Jay Meyerson
A. Jay Meyerson
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JENNE K. BRITELL	Director	September 29, 2003
JENNE K. BRITELL

/s/ DAVID H. ELLIOTT	Director	September 29, 2003
DAVID H. ELLIOTT

/s/ DANIEL C. LIEBER	Director	September 29, 2003
DANIEL C. LIEBER

/s/ A. JAY MEYERSON	Director and Chief Executive Officer (Principal Executive	September 29, 2003
A. JAY MEYERSON	Officer)

/s/ RONALD J. NICOLAS, JR..	Executive Vice President - Finance and Chief Financial	September 29, 2003
RONALD J. NICOLAS, JR..	Officer (Principal Financial Officer)

/s/ ERIC C. RAHE	Director	September 29, 2003
ERIC C. RAHE

/s/ MANI A. SADEGHI	Chairman of the Board of Directors	September 29, 2003
MANI A. SADEGHI

/s/ ROBERT A. SPASS	Director	September 29, 2003
ROBERT A. SPASS

/s/ JOSEPH R. TOMEI	Director	September 29, 2003
JOSEPH R. TOMEI

Signature	Title	Date

/s/ JON D VAN DEUREN	Senior Vice President - Finance and Chief Accounting	September 29, 2003
JON D. VAN DEUREN	Officer (Principal Accounting Officer)

/s/ STEPHEN E. WALL	Director	September 29, 2003
STEPHEN E. WALL

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Aames Financial Corporation

        We have audited the accompanying consolidated balance sheets of Aames Financial Corporation and subsidiaries (the Company) as of June 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aames Financial Corporation and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

Los Angeles, California
September 4, 2003

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
Cash and cash equivalents	$ 23,860,000	$ 17,391,000
Loans held for sale, at lower of cost or market	401,001,000	462,068,000
Advances and other receivables	41,315,000	61,276,000
Residual interests, at estimated fair value	129,232,000	197,297,000
Mortgage servicing rights, net	220,000	2,920,000
Equipment and improvements, net	8,928,000	10,936,000
Prepaid and other	17,456,000	14,710,000

Total assets	$ 622,012,000	$ 766,598,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$ 138,512,000	$ 263,970,000
Revolving warehouse and repurchase facilities	343,675,000	383,119,000
Accounts payable and accrued expenses	32,544,000	36,005,000
Accrued dividends on convertible preferred stock	51,232,000	37,763,000
Income taxes payable	3,075,000	8,556,000

Total liabilities	569,038,000	729,413,000

Commitments and contingencies (Note 13)
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized;
none outstanding	-	-
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares
authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share; 61,230,000 shares
authorized; 20,175,000 and 20,186,000 shares outstanding	20,000	20,000
Series D Convertible Preferred Stock, par value $0.001 per share; 108,566,000
shares authorized; 59,923,000 and 60,020,000 shares outstanding	60,000	60,000
Common Stock, par value $0.001 per share; 400,000,000 shares authorized;
6,699,000 and 6,482,000 shares outstanding	7,000	6,000
Additional paid-in capital	418,118,000	418,027,000
Retained deficit	(365,258,000)	(380,955,000)

Total stockholders' equity	52,974,000	37,185,000

Total liabilities and stockholders' equity	$ 622,012,000	$ 766,598,000

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2003	2002	2001
Revenue:
Gain on sale of loans	$ 135,573,000	$ 95,530,000	$ 73,435,000
Write-down of residual interests	(34,923,000)	(27,000,000)	(33,600,000)
Origination fees	53,198,000	55,986,000	47,430,000
Loan servicing	8,896,000	12,462,000	14,989,000
Debt extinguishment income	31,711,000	-	-
Interest	69,186,000	83,161,000	86,477,000

Total revenue, including write-down of residual interests	263,641,000	220,139,000	188,731,000

Expenses:
Personnel	131,608,000	114,800,000	98,404,000
Production	25,849,000	21,322,000	19,034,000
General and administrative	48,668,000	38,995,000	49,044,000
Interest	30,189,000	37,389,000	50,884,000

Total expenses	236,314,000	212,506,000	217,366,000

Income (loss) before income taxes	27,327,000	7,633,000	(28,635,000)
Provision (benefit) for income taxes	(1,839,000)	3,087,000	1,889,000

Net income (loss)	$ 29,166,000	$ 4,546,000	$(30,524,000)

Net income (loss) to common stockholders:
Basic	$ 15,697,000	$ (9,242,000)	$(44,445,000)

Diluted	$ 29,166,000	$ (9,242,000)	$(44,445,000)

Net income (loss) per common share:
Basic	$ 2.39	$ (1.45)	$ (7.11)

Diluted	$ 0.30	$ (1.45)	$ (7.11)

Dividends per common share	$ -	$ -	$ -

Weighted average number of common shares outstanding:
Basic	6,558,000	6,394,000	6,251,000

Diluted	96,053,000	6,394,000	6,251,000

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Total
At June 30, 2000	$27,000	$ 61,000	$-	$6,000	$ 401,652,000	$(327,268,00)	$74,478,000
Issuance of Series C Convertible
Preferred Stock	-	-	-	-	898,000	-	898,000
Cancellation of Series C Convertible
Preferred Stock	-	(41,000)	-	-	(34,639,000)	-	(34,680,000)
Issuance of Series D Convertible
Preferred Stock	-	-	59,000	-	49,575,000	-	49,634,000
Dividends accrued on Convertible
Preferred Stock	-	-	-	-	-	(13,921,000)	(13,921,000)
Net loss	-	-	-	-	-	(30,524,000)	(30,524,000)

At June 30, 2001	27,000	20,000	59,000	6,000	417,486,000	(371,713,000)	45,885,000
Issuance of Series D Convertible
Preferred Stock	-	-	1,000	-	541,000	-	542,000
Dividends accrued on Convertible
Preferred Stock	-	-	-	-	-	(13,788,000)	(13,788,000)
Net income	-	-	-	-	-	4,546,000	4,546,000

At June 30, 2002	27,000	20,000	60,000	6,000	418,027,000	(380,955,000)	37,185,000

Exercise of common stock
options	-	-	-	1,000	91,000	-	92,000
Dividends accrued on Convertible
Preferred Stock	-	-	-	-	-	(13,469,000)	(13,469,000)
Net income	-	-	-	-	-	29,166,000	29,166,000

At June 30, 2003	$27,000	$ 20,000	$60,000	$7,000	$ 418,118,000	$(365,258,000)	$52,974,000

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2002	2001
Operating activities:
Net income (loss)	$ 29,166,000	$ 4,546,000	$ (30,524,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,132,000	4,332,000	4,494,000
Write-down of residual interests	34,923,000	27,000,000	33,600,000
Accretion of residual interests	(16,558,000)	(32,457,000)	(41,029,000)
Mortgage servicing rights amortized	2,700,000	3,625,000	5,801,000
Debt extinguishment income	(31,711,000)	-	-
Changes in assets and liabilities:
Loans held for sale originated or purchased	(4,446,180,000)	(3,242,509,000)	(2,371,630,000)
Proceeds from sale of loans held for sale	4,507,247,000	3,197,605,000	2,353,387,000
(Increase) decrease in:
Advances and other receivables	19,961,000	9,776,000	(18,339,000)
Residual interests	49,700,000	45,998,000	60,547,000
Prepaid and other	(2,746,000)	(571,000)	588,000
Increase (decrease) in:
Accounts payable and accrued expenses	(3,461,000)	(8,380,000)	(2,546,000)
Income taxes payable	(5,481,000)	425,000	(285,000)

Net cash provided by (used in) operating activities	141,692,000	9,390,000	(5,936,000)

Investing activities:

Purchases of equipment and improvements	(2,124,000)	(4,192,000)	(5,048,000)
Financing activities:
Net proceeds from issuance of Series D
Convertible Preferred Stock	-	542,000	15,852,000
Proceeds from exercise of Common Stock
options	92,000	-	-
Reduction in borrowings	(93,747,000)	(5,750,000)	(5,750,000)
Net proceeds from (reductions in) revolving
warehouse and repurchase facilities	(39,444,000)	(10,182,000)	18,286,000

Net cash provided by (used in) financing activities	(133,099,000)	(15,390,000)	28,388,000

Net increase (decrease) in cash and cash equivalents	6,469,000	(10,192,000)	17,404,000
Cash and cash equivalents at beginning of period	17,391,000	27,583,000	10,179,000

Cash and cash equivalents at end of period	$ 23,860,000	$ 17,391,000	$ 27,583,000

Supplemental disclosures:
Interest paid	$ 33,491,000	$ 37,979,000	$ 51,585,000
Income taxes paid	$ 3,645,000	$ 2,626,000	$ 791,000

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

General

        Aames Financial Corporation (the “Company” or “Aames”) operates in a single industry segment as a consumer finance company primarily engaged, through its subsidiaries, in the business of originating, selling and servicing mortgage loans collateralized by single family residences. The Company’s principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. Mortgage loans originated by the Company are extended on the basis of the equity in the borrower’s property and the creditworthiness of the borrower.

        At June 30, 2003, Aames operated 91 retail branch offices, four regional broker offices and two National Loan Centers throughout the United States. The Company originates mortgage loans on a nationwide basis through its retail and broker production channels. During the years ended June 30, 2003 and 2002, the Company originated $4.4 billion and $3.2 billion of mortgage loans, respectively. During the years ended June 30, 2003 and 2002, the Company sold and securitized $4.5 billion and $3.2 billion of mortgage loans, respectively. The aggregate outstanding balance of mortgage loans serviced by the Company was $1.7 billion and $2.3 billion at June 30, 2003 and 2002, respectively, which includes $911.0 million and $991.0 million, respectively, of loans serviced on an interim basis and $88.0 million and $125.0 million of mortgage loans, respectively, serviced for the Company by unaffiliated subservicers under subservicing agreements.

        At June 30, 2003, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) owned preferred stock representing 44.4% of the Company’s combined voting power in the election of directors and approximately 90.1% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on the Board of Directors, and as current members’ terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company’s direction and policies.

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

Advances and Other Receivables

        Advances and other receivables consists primarily of interest and servicing advances to securitization trusts. Advances and other receivables also includes cash distributions receivable from securitization trusts, servicing and miscellaneous fees receivable, accrued interest and other miscellaneous receivables.

        In its capacity as servicer of loans in the securitization trusts, the Company is required to advance the interest due to the bondholders of the securitization trusts when delinquent borrowers fail to make timely payments on their mortgage loans. The Company is also required to advance to the securitization trusts foreclosure-related expenses, delinquent real estate taxes and property insurance on mortgage loans in the securitization trusts. In its capacity as servicer of the loans in the securitization trusts, the Company is not required to make advances which would not be expected to be recoverable from the securitization trusts. The Company records interest advances and servicing advances as accounts receivable on its consolidated balance sheets at the time the cash advance is made and until recovered. The Company, as servicer, is entitled to recover these advances from regular monthly cash flows from the securitization trusts, including monthly payments, loan pay-offs and liquidation proceeds from the sale of real estate collateral underlying the mortgage loan if the properties are foreclosed upon and sold. The Company periodically evaluates the realizability of its interest and servicing advances and other accounts receivable, and charges income for amounts deemed uncollectible. As a means of improving its liquidity, the Company has, from time to time, entered into agreements with unaffiliated third parties pursuant to which they made certain, but not all, of the servicing advances directly to the securitization trusts. Additionally, as a means of recovering interest and servicing advances made by the Company prior to the time borrowers remit their payments or the mortgaged property is foreclosed upon and sold, from time to time, the Company may sell its interest and servicing advances.

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

Revenue Recognition

        The Company depends on its ability to sell mortgage loans in the secondary markets, as market conditions allow, to generate cash proceeds to pay down its revolving warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company’s loan origination and purchase operations.

        The Company records a sale of mortgage loans and the resulting gain on sale of loans when it surrenders control over the loans to a buyer (the “transferee”). Control is surrendered when (i) the loans are isolated from the Company, put presumptively beyond the reach of the Company and its creditors, even in a bankruptcy or other receivership, (ii) either the transferee has the unconstrained right to pledge or exchange the loans or the transferee is a qualifying special purpose entity and the beneficial interest holders in the qualifying special purpose entity have the unconstrained right to pledge or exchange the beneficial interests, and (iii) the Company does not maintain effective control over the loans through an agreement that entitles and obligates the Company to repurchase or redeem the loans before their maturity or through an agreement that unilaterally entitles the Company to repurchase or redeem the loans.

        The Company sells its mortgage loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights (including mortgage servicing rights) to the loans, without recourse to the Company except for standard representations and warranties. Gains and losses on whole loan sales are recognized when the Company surrenders control over the loans (generally on the settlement date) based upon the difference between the proceeds received and the net carrying amount of the loans.

        In a securitization, the Company conveys loans to a separate entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans originated) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated future cash flows based upon the expected timing that the estimated future cash flows would be released from the securitization trusts to the Company, i.e., the “cash out” method for residual interest valuation. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

        The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the mortgage loans are sold. These estimates include: (i) a future rate of prepayment; (ii) credit losses; and (iii) a discount rate used to calculate present value. The future cash flows represent management’s best estimate. Management monitors performance of the loans and changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management’s estimates.

        On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. The Company may adjust the residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon (i) the actual performance of the Company’s residual interests as compared to the Company’s key assumptions and estimates used to determine fair value and (ii) changes in assumptions and estimates. Although management believes that the assumptions to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

        Prior to June 30, 2000, the Company capitalized mortgage servicing rights based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. Mortgage servicing rights are amortized in proportion to and over the period of estimated future servicing income. Subsequent to June 30, 2000, the Company sold or securitized mortgages on a servicing released basis; therefore, the Company did not capitalize mortgage servicing rights.

        The Company periodically reviews its mortgage servicing rights for impairment, based on estimated fair value. The Company determines fair value based on the present value of estimated future net cash flows. In estimating future net cash flows, the Company determines future servicing revenues less future servicing expenses over the expected life of the loans. Servicing revenues include contractual servicing fees and other ancillary income such as prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses include an estimate for the cost to carry advances to the securitization trusts, based on the amount of advances which have been made, advances that are expected to be made and the period of time that the advances are expected to be outstanding. The Company uses a 15% discount rate to calculate the present value of the estimated future net cash flows. At June 30, 2003 and 2002, there were no valuation allowances on mortgage servicing rights.

        Interest is accrued monthly on loans held for sale as earned. Interest is reversed if a loan held for sale becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

Advertising Expense

        The Company’s policy is to charge advertising costs to expense when incurred.

Income Taxes

        Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the tax law or rates.

Earnings (Loss) Per Common Share

        Basic earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effects of the assumed conversion of shares related to the Company’s 5.5% Convertible Subordinated Debentures due 2006 and preferred stock convertible into common shares and the exercise of warrants and common stock options outstanding, except when their effect is antidilutive.

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

Risk Management, Derivative Instruments and Hedging Activities

        The Company’s earnings may be directly affected by the level of and fluctuation in interest rates in the securitization trusts. No derivative financial instruments were in place at and during the years ended June 30, 2003 and 2002 applicable to the securitization trusts.

        From time to time, the Company uses hedge products to mitigate interest rate exposure to its inventory and pipeline of mortgage loans. The Company has utilized hedge products that included forward interest rate swap agreements and other hedging products. The use, amount and term of derivative financial instruments are determined by members of the Company’s senior management.

        Derivative financial instruments are recorded at fair value on the Company’s consolidated balance sheets. The Company records the fair value of any derivatives in accounts receivable or accounts payable and accrued expenses or in separate asset or liability line items, as the case may be, depending on materiality considerations. The Company’s derivative financial instruments are not designated, and do not qualify, as accounting hedges. Therefore, changes in the fair value of the derivative financial instruments are recorded currently in operations as realized or incurred.

Reclassifications

        Certain amounts related to 2002 and 2001 have been reclassified to conform to the 2003 presentation.

Note 2. Cash and Cash Equivalents and Cash Held in Trust

        At June 30, 2003 and 2002, the Company had corporate cash and cash equivalents available of $23.9 million and $17.4 million, respectively, none of which were restricted. There were no overnight investments at June 30, 2003 and 2002.

        The Company services mortgage loans in securitization trusts and services mortgage loans on an interim basis, which consist of loans held for sale and loans subserviced for others. In such capacity, certain funds are collected from borrowers and placed in segregated trust accounts which totaled $34.5 million and $51.6 million at June 30, 2003 and 2002, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheets.

Note 3. Loans Held for Sale

        The following summarizes the composition of the Company’s loans held for sale by interest rate type at June 30, 2003 and 2002:

	June 30,
	2003	2002
Fixed rate mortgages	$165,925,000	$207,458,000
Adjustable rate mortgages	235,076,000	254,610,000

Loans held for sale	$401,001,000	$462,068,000

Note 4. Advances and Other Receivables

        At June 30, 2003 and 2002, advances and other receivables were comprised of the following:

	June 30,
	2003	2002
Interest and servicing advances	$32,771,000	$47,350,000
Servicing and miscellaneous fees	429,000	4,103,000
Cash due from securitization trusts	3,501,000	3,472,000
Accrued interest and other	4,614,000	6,351,000

Advances and other receivables	$41,315,000	$61,276,000

        Certain of the Company’s interest and servicing advances are pledged under a borrowing facility entered into by the Company on June 30, 2003 which is discussed in Note 10, Borrowings.

        During the year ended June 30, 2003, the Company wrote off $2.8 million of aged late fees receivable.

        The Company’s prior arrangement with an investment bank pursuant to which the investment bank purchased certain cumulative advances and undertook the obligation to make a substantial portion, but not all, of the Company’s advance obligations on its securitized pools expired during the year ended June 30, 2003.

Note 5. Residual Interests

        The activity in the residual interests during the years ended June 30, 2003 and 2002 is summarized as follows:

	Year Ended June 30,
	2003	2002
Residual interests, at beginning of year	$ 197,297,000	$ 237,838,000
Accretion	16,558,000	32,457,000
Cash received from the trusts	(49,700,000)	(45,998,000)
Write-down of residual interests	(34,923,000)	(27,000,000)

Residual interests, at end of year	$ 129,232,000	$ 197,297,000

        During the years ended June 30, 2003 and 2002, cash received from the trusts included $4.4 million and $1.3 million, respectively, remitted to the Company in connection with finalizing calls.

        The Company sold to Capital Z Investments, L.P., a Bermuda partnership (“CZI”) for $8.7 million and $16.4 million of cash the residual interests created in the $315.0 million and $585.0 million of securitizations which closed during the years ended June 30, 2003 and 2002, respectively. The Company has not retained any interest in such residual interests sold to CZI. The Company retained the residual interests created in the securitizations which closed during and prior to the year ended June 30, 2000.

        During the year ended June 30, 2003, despite lower net credit losses on liquidations of mortgage loans in the securitization trusts, the Company experienced higher than expected loss severities on such liquidations. During the same time, the Company also experienced higher than estimated prepayment speed activity for mortgage loans in the securitization trusts due to the low mortgage interest rate environment prevailing in the United States. Therefore, the Company increased its credit loss assumptions and changed its annual prepayment rate assumptions used to estimate the fair value of its retained residual interests. During the year ended June 30, 2003, the Company also adjusted the underlying forward interest rate curve assumption used to estimate the fair value of its retained residual interests. The effect of these changes in estimates resulted in a $31.9 million write-down to the carrying value of the Company’s retained residual interests. Additionally, as master servicer of the mortgage loans in the securitization trusts, the Company has the right to call at par the mortgage loans in securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. During the year ended June 30, 2003, the Company called the mortgage loans in seven of the securitization trusts which did not materially effect the carrying value of the Company’s retained residual interests. In August 2003, the Company notified the trustee of the securitization trusts of the Company’s intent to call four additional securitization trusts. In estimating the effects on the carrying value of the retained residual interests of calling the mortgage loans in those four securitization trusts, the Company wrote down by $3.0 million the retained residual interests related to those four securitization trusts.

        Of the Company’s remaining thirteen securitization trusts which had a mortgage loan balance of $798.5 million at June 30, 2003, five securitization trusts with a mortgage loan balance at June 30, 2003 of $161.0 million were callable at June 30, 2003. If the Company calls any of these securitization trusts, it might be required to write down the value of the residual interests relating to the called securitization trusts. The Company would also be required to prepay the Financing Facility from proceeds realized from a call transaction in an amount equal to the amount ascribed to the called residual interest and the servicing advances on mortgage loans in the securitization trusts by the lender under the Financing Facility. Additionally, the Company’s portfolio of mortgage loans serviced in securitization trusts would be reduced.

        The $27.0 million and $33.6 million write-downs recorded during the year ended June 30, 2002 and 2001, respectively, primarily reflected the Company’s unfavorable assessment of actual credit loss and delinquency experience of certain loans in the securitization trusts as compared to credit loss and delinquency assumptions.

        The following table summarizes certain information about the securitization trusts in which the Company has retained a residual interest at June 30, 2003 and 2002 (dollars in thousands):

	June 30,
	2003	2002
Aggregate principal balance of securitized loans at the time of the
securitizations	$7,016,205	$7,016,205
Outstanding principal balance of securitized loans	828,939	1,316,956
Outstanding principal balance of pass-through certificates or bonds of the
securitization trusts	683,277	1,141,805
Weighted average coupon rates of outstanding:
Securitized loans	10.23%	10.26%
Pass-through certificates or bonds	5.51%	5.53%

        In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount and subsequently deposits a portion of the excess spread collected on the related loans. At June 30, 2003 and 2002, the securitization trusts in which the Company has retained a residual interest include overcollateralization of approximately $145.7 million and $175.2 million, respectively. These overcollateralization amounts are subject to increase, as specified in the related securitization documents.

        There is no active market with quoted prices for the Company’s residual interests. Therefore, the Company estimates the fair value of its residual interests based upon the present value of expected future cash flows based on certain prepayment, credit loss and discount rate assumptions. There can be no assurance that the Company could realize the fair value of its residual interests in a sale.

        Certain historical data and key assumptions and estimates used by the Company in its June 30, 2003 and 2002 reviews of the residual interest it has retained were the following:

	June 30,
	2003	2002
Prepayments:
Actual weighted average annual prepayment rate, as a
percentage of outstanding principal balances of
securitized loans:
Fixed rate loans	32.5%	29.4%
Adjustable rate loans	34.4%	37.6%
Estimated annual prepayment rates, as a percentage of
outstanding principal balances of securitized loans:
Fixed rate loans	30.9% to 48.8%	22.3% to 34.4%
Adjustable rate loans	18.4% to 52.9%	13.8% to 41.0%
Estimated weighted average life of securitized loans	1.9 years	3.7 years
Credit losses:
Actual credit losses to date, as a percentage of original
principal balances of securitized loans	5.4%	4.7%
Future estimated prospective credit losses, as a
percentage of original principal balances of securitized
loans	0.5%	0.8%
Total actual and estimated prospective credit losses, as a
percentage of original principal balances of securitized
loans	5.9%	5.5%
Total actual credit losses to date and estimated
prospective credit losses (dollars in thousands)	$ 392,592	$ 385,372
Weighted average discount rate	13.5%	13.4%

        To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, the Company considers current underlying indices, periodic interest rate caps, lifetime interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, the Company uses each certificates’ specific spread over the one-month LIBOR.

        At June 30, 2003 and 2002, the total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans in securitization trusts in which the Company has retained a residual interest were as follows:

	Actual and Estimated Prospective Credit Losses(1) at June 30,
Mortgage Loans Securitized During the Years Ended June 30,:	2003	2002
1999	6.4%	5.4%
1998	5.9	6.5
1997	5.4	5.6
1996	6.2	6.2

_________________

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

        The table below illustrates the resulting hypothetical fair values of the Company’s retained residual interests at June 30, 2003 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

Prepayment speed assumption:
Fair value after:
Impact of a 10% adverse change	$127,210
Impact of a 20% adverse change	125,703
Credit loss assumption:
Fair value after:
Impact of a 10% adverse change	125,666
Impact of a 20% adverse change	122,243
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% adverse change	124,805
Impact of a 20% adverse change	120,602
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% adverse change	128,749
Impact of a 20% adverse change	128,496

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

        The table below summarizes cash flows received from (paid to) securitization trusts during the years ended June 30, 2003 and 2002:

	Year Ended June 30,
	2003	2002
Proceeds from new securitizations	$ 314,958,000	$ 584,964,000
Servicing fees collected	5,310,000	6,600,000
Purchases of delinquent and foreclosed loans	(7,322,000)	(10,421,000)
Interest and servicing advances made	(31,190,000)	(30,872,000)
Interest and servicing advances collected	45,769,000	35,074,000
Cash received from CZI from sales of
residual interests	8,695,000	16,400,000

        The table summarizes certain delinquency and charge-off information regarding mortgage loans in the Company’s portfolio of loans held for sale and in the securitization trusts at or during the years ended June 30, 2003 and 2002:

	At or During the Year Ended June 30,
	2003	2002
Loans past due 90 days or more:
Securitization trusts	$106,685,000	$168,198,000
Loans held for sale	5,153,000	20,448,000
Credit losses:
Net losses on liquidations of mortgage loans in securitization
trusts	31,130,000	63,042,000
Charge-offs of mortgage loans held for sale	4,538,000	4,402,000

Included in net losses on liquidations of mortgage loans in securitization trusts are net losses of $1.7 million and $5.7 million incurred in purchases of delinquent and foreclosed loans from secuitization trusts during the years ended June 30, 2003 and 2002, respectively.

        Key assumptions and estimates used by the Company in measuring the residual interests at the date of securitization resulting from securitizations completed during the years ended June 30, 2003 and 2002 were as follows:

	Year ended June 30,
	2003	2002
Prepayments:
Estimated annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	24.3%	25.2% to 31.5%
Adjustable rate loans	45.4%	40.1% to 55.5%
Estimated weighted average life of securitized loans	4.0 years	3.4 years
Credit losses:
Future estimated prospective credit losses, as a percentage of
original principal balances of securitized loans	3.6%	3.7
Total estimated prospective credit losses (dollars in thousands)	$ 11,370	$ 21,736
Discount rate	15.0%	15.0%

Note 6. Residual Forward Sale Facility

        On March 31, 2003, the Residual Forward Sale Facility (the “Residual Facility”) with CZI, an affiliate of Capital Z, the Company’s largest shareholder, expired.

        In connection with obtaining the Residual Facility, the Company paid and capitalized a facility fee of $3.0 million to CZI. Other costs capitalized in connection with obtaining the Residual Facility were $300,000. These capitalized costs were amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the year ended June 30, 2003 and 2002, amortization charged to gain on sale of loans was $0.8 million and $0.5 million, respectively, of which $0.7 million and $0.5 million, respectively, relates to the facility fee paid to CZI. At June 30, 2003, there were no remaining unamortized costs relating to the Residual Facility.

Note 7. Mortgage Servicing Rights, Net

        The activity in mortgage servicing rights during the years ended June 30, 2003 and 2002 is summarized as follows:

	June 30,
	2003	2002
Mortgage servicing rights, net, at beginning of year	$ 2,920,000	$ 6,545,000
Amortization of mortgage servicing rights	(2,700,000)	(3,625,000)

Mortgage servicing rights, net, at end of year	$ 220,000	$ 2,920,000

Note 8. Equipment and Improvements, Net

        Equipment and improvements, net, consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Computer hardware	$ 13,511,000	$ 13,009,000
Furniture and fixtures	9,534,000	9,133,000
Computer software	14,125,000	13,599,000
Leasehold improvements	3,450,000	2,913,000

Total	40,620,000	38,654,000
Accumulated depreciation and amortization	(31,692,000)	(27,718,000)

Equipment and improvements, net	$ 8,928,000	$ 10,936,000

        During the years ended June 30, 2003 and 2002, depreciation and amortization expense was comprised of the following components:

	Year Ended June 30,
	2003	2002
Depreciation	$3,793,000	$4,040,000
Amortization	339,000	292,000

	$4,132,000	$4,332,000

Note 9. Prepaid and Other Assets

        Prepaid and other assets consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Licensing, permit and performance bond deposits	$ 8,494,000	$ 7,207,000
Unamortized debt issuance costs and commitment fees	3,398,000	3,189,000
Prepaids, security deposits and other deferred charges	2,121,000	2,015,000
Other assets	3,443,000	2,299,000

	$17,456,000	$14,710,000

Note 10. Borrowings

        Amounts outstanding under borrowings consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Financing Facility due December 2004	$ 74,116,000	$ -
9.125% Senior Notes due November 2003	-	150,000,000
5.5% Convertible Subordinated Debentures due March 2006, convertible into approximately 1.5 million shares of common stock at $78.15 per
share	64,396,000	113,970,000

Borrowings	$138,512,000	$263,970,000

        During the year ended June 30, 2003, the Company purchased for $19.9 million, or a $2.2 million discount from par, $22.1 million face amount of its 9.125% Senior Notes due November 2003 (the “Senior Notes”) and redeemed the remaining $127.9 million face amount of the Senior Notes. In connection with the redemption of the Senior Notes, the Company paid $53.8 million in cash and borrowed $74.1 million through a financing facility collateralized by its residual interests and certain of its servicing advances (the “Financing Facility”). The Financing Facility has a term of 18 months and bears interest at a rate of one-month LIBOR plus 2.75% per annum. Portions of the monthly cash flows generated from the Company’s retained residual interests and servicing advances collateralizing the Financing Facility will be paid by the Company to reduce the outstanding balance. Subject to certain limitations, the Company may prepay without penalty the amount outstanding under the Financing Facility at any time. One of the Company’s operating subsidiaries is the contractual borrower under the Financing Facility and the Company is the guarantor. Additionally, Capital Z is a limited guarantor.

        During the year ended June 30, 2003, $49.6 million of the Company’s 5.5% Convertible Subordinated Debentures due March 2006 (the “2006 Debentures”) were exchanged through the issuance of an equal amount of 5.5% Convertible Subordinated Debentures due March 2012 (the “2012 Debentures”) in an exchange offer (the “Exchange Offer”) which closed on December 13, 2003. During the year ended June 30, 2003, the 2012 Debentures were fully redeemed by the Company in three separate transactions (i) a $19.8 million mandatory sinking fund payment, (ii) SFP’s forgiveness of $25.0 million of its holdings of 2012 Debentures, and (iii) a 5.0% optional call on the remaining $4.7 million of 2012 Debentures for $0.2 million of cash.

        Debt extinguishment income recognized by the Company during the year ended June 30, 2003 of $31.7 million was comprised of the $2.2 million discount on the Senior Note purchases, the $25.0 million of 2012 Debentures forgiven by SFP and the $4.5 million of debt extinguished when the Company exercised the 5.0% optional call on the remaining 2012 Debentures.

        The 10.5% Senior Notes due 2002 were fully extinguished upon the final principal payment of $5,750,000 made by the Company on February 1, 2002.

        Maturities on amounts outstanding on borrowings are as follows:

Fiscal Years Ended June 30,
2004	$ -
2005	74,116,000
2006	64,396,000
2007	-
2008	-

Thereafter total borrowings	$138,512,000

        At June 30, 2003 and 2002, the Company had unamortized debt issuance costs of $3.1 million and $2.2 million, respectively, related to the initial issuance of amounts outstanding under borrowings. Unamortized debt issuance costs are included in prepaid and other assets in the accompanying consolidated balance sheets and are amortized to expense over the terms of the related debt issuances.

Note 11. Revolving Warehouse and Repurchase Facilities

        Amounts outstanding under committed revolving warehouse and repurchase facilities consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Repurchase facility collateralized by loans held for sale:
$300.0 million committed facility, expires July 30, 2004; bears interest at 0.90% to
1.45% over one month LIBOR, depending on document status	$166,180,000	$121,318,000
Warehouse facilities collateralized by loans held for sale:
$200.0 million ($300.0 million at June 30, 2003) committed facility, expires
August 28, 2004; generally bears interest at 0.85% to 1.50% over one month
LIBOR, depending on collateral	81,371,000	117,233,000
$300.0 million committed facility, expires October 31, 2003; bears interest
at 0.95% to 1.75% over one month LIBOR, depending on collateral	96,124,000	144,568,000

Amounts outstanding under revolving warehouse and repurchase facilities	$343,675,000	$383,119,000

        At June 30, 2003 and 2002, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $900.0 million and $800.0 million, respectively. Subsequent to June 30, 2003, the Company obtained two additional $200.0 million revolving warehouse facilities. One of the $200.0 million warehouse facilities is fully committed and the other $200.0 million facility provides for committed and noncommitted capacity of $100.0 million and $100.0 million, respectively. These facilities generally bear interest at 0.95% to 1.75% over one month LIBOR, depending on collateral, and expire on October 29, 2003 and October 31, 2003, respectively. While no assurances can be made, the Company expects to renew on terms at or similar to those currently in place, the aforementioned revolving warehouse facilities and the $300.0 million revolving warehouse facility that is scheduled to mature on October 31, 2003. In addition, subsequent to June 30, 2003, the Company renewed an existing $300.0 million committed revolving warehouse facility and reduced the committed borrowing capacity under that facility to $200.0 million.

        The Company, through certain of its operating subsidiaries, utilizes revolving warehouse and repurchase facilities to finance the origination of mortgage loans prior to sale or securitization. Revolving warehouse and repurchase facilities typically have a 364-day term and are designated to fund mortgage loans originated within specified underwriting guidelines. All of the Company’s revolving warehouse and repurchase facilities contain provisions requiring the Company and certain of its operating subsidiaries to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders’ equity, leverage and net income levels. Additionally, some of the Company’s revolving warehouse and repurchase facilities fund less than 100% of the principal balance of the mortgage loans financed requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans. The Company has guaranteed amounts outstanding under revolving warehouse and repurchase agreements pursuant to which certain of its operating subsidiaries are the contractual borrowers. The guarantees are full, complete and unconditional. The majority of the mortgage loans originated under the facilities remain in the facilities for a period generally of up to 90 days at which point they are securitized or sold to institutional investors.

        At June 30, 2003 and 2002, one month LIBOR was 1.12% and 1.84%, respectively.

        The weighted-average interest rates on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2003 and 2002 were approximately 1.48% and 2.90%, respectively. During the year ended June 30, 2003, the average amount of borrowings under revolving warehouse and repurchase facilities was $550.5 million and the maximum outstanding under such facilities at any one time during the year ended June 30, 2003 was $901.2 million at which time a temporary over-line arrangement was in place with one of the Company’s counterparties.

        At June 30, 2003 and 2002, included in prepaid and other assets in the accompanying consolidated balance sheet were $0.3 million and $1.0 million, respectively, of deferred commitment fees relating to the Company’s revolving warehouse and repurchase facilities remaining to be amortized to expense over their respective remaining terms.

Note 12. Income Taxes

        The provision (benefit) for income taxes consisted of the following for the years ended June 30, 2003, 2002 and 2001:

	June 30,
	2003	2002	2001
Current:
Federal	$ 3,509,000	$2,867,000	$1,400,000
State	652,000	220,000	489,000

	4,161,000	3,087,000	1,889,000

Deferred:
Federal	(6,000,000)	-	-
State	-	-	-

	(6,000,000)	-	-

Total	$(1,839,000)	$3,087,000	$1,889,000

The Company periodically undergoes federal and state tax return examinations and may provide for additional liabilities for identified exposure items. During the three months ended June 30, 2003, a number of pending tax return audits were finalized and related tax liabilities were adjusted to the actual amounts due. This resolution resulted in a tax benefit of approximately $6.0 million being recognized in the accompanying consolidated statement of operations.

        Current and deferred taxes payable were comprised of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Current taxes payable:
Federal	$2,120,000	$1,487,000
State	955,000	937,000

	3,075,000	2,424,000

Deferred taxes payable:
Federal	-	6,132,000
State	-	-

Total	$3,075,000	$8,556,000

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Deferred tax assets:
Residual interests	$(92,722,000)	$(95,445,000)
Net operating loss carry forward	(55,967,000)	(52,781,000)

Total gross deferred tax assets	(148,689,000)	(148,226,000)
Tax valuation allowance	125,928,000	137,678,000

Deferred tax liabilities:
Mark-to-market	8,495,000	6,329,000
State taxes	8,885,000	9,176,000
Other	5,381,000	1,175,000

Total gross deferred tax liabilities	22,761,000	16,680,000

Net deferred tax liabilities	$ --	$ 6,132,000

        The deferred tax valuation allowance was reduced by approximately $11,750,000 during the year ended June 30, 2003. The decrease resulted from the utilization of deferred tax assets against deferred tax liabilities that originated during the year ended June 30, 2003, and a reduction of deferred tax liabilities associated with tax contingencies that were resolved during the year ended June 30, 2003.

        The estimated effective tax rates for the years ended June 30, 2003, 2002 and 2001 were as follows:

	2003
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$ (1,839,000)
Income before income taxes			27,327,000
Effective tax rate			(6.7)%

Federal statutory rate			35.01%
Tax valuation allowance	$(28,058,000)	$(11,750,000)	(43.0)
Other, net	848,000	355,000	1.3

			(6.7)%

	2002
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$ 3,087,000
Income before income taxes			7,633,000
Effective tax rate			40.4%

Federal statutory rate			35.00%
Tax valuation allowance	$879,000	$360,000	4.7
Other, net	127,000	52,000	0.7

			40.4%

	2001
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$ 1,889,000
Income before income taxes			(28,635,000)
Effective tax rate			6.6%

Federal statutory rate			(35.0)%
Tax valuation allowance	$29,560,000	$12,394,000	43.3
Other, net	117,000	49,000	(1.7)

			6.6%

        The investment in the Company by Capital Z resulted in a change of control for income tax purposes thereby potentially limiting the Company’s ability to utilize net operating loss carry forwards and certain other future deductions.

        The Company’s residual interest in real estate mortgage investment conduits (“REMIC”) creates excess inclusion income for tax purposes which may give rise to a current income tax liability. Available loss carry forwards and operating losses may not reduce taxable income below excess inclusion income earned from the REMIC.

        The Company’s federal tax net operating losses generally begin to expire in 2013.

Note 13. Commitments and Contingencies

Operating Leases

        The Company leases office space under operating leases expiring at various dates through March 2012. Total rent expense related to such operating leases amounted to $8.4 million, $8.5 million and $8.8 million during the years ended June 30, 2003, 2002 and 2001, respectively. During the years ended June 30, 2003, 2002 and 2001, sublease receipts were $1.4 million, $1.0 million and $0.1 million, respectively, and sublease related discount amortization was $0.3 million, $0.3 million and $0.1 million, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined).

        At June 30, 2003, future minimum rental payments required under non-cancelable operating leases and minimum receipts under subleases that have initial or remaining terms in excess of one year are as follows:

	Minimum Rental Payments	Minimum Sublease Receipts	Net Minimum Rental Payments
2004	$10,149,000	$ 1,370,000	$ 8,779,000
2005	9,026,000	1,417,000	7,609,000
2006	7,488,000	1,280,000	6,208,000
2007	6,840,000	868,000	5,972,000
2008	7,157,000	868,000	6,289,000
Thereafter	14,928,000	4,122,000	10,806,000

	$55,588,000	$ 9,925,000	$45,663,000

Litigation

        The Company and certain of its subsidiaries were defendants in Aslami et. al. v. Aames Home Loan, Aames Financial Corporation, et. al. a putative class action filed on April 11, 2000, in Los Angeles County Superior Court, case no. BC228027. On June 27, 2003, the court approved a settlement between the parties regarding this litigation, in which the Company did not admit liability. The terms of this settlement did not have a material adverse effect on its consolidated financial position and results of its operations.

        The Company was a defendant in Wilmington Trust Company v. Aames Financial Corporation, an action by the trustee on behalf of the holders of the Company’s Senior Notes seeking to prevent the Company from consummating the Exchange Offer. On June 24, 2003, the New York Supreme Court Appellate Division affirmed the October 25, 2002 decision of the Supreme Court of the State of New York granting the Company’s motion to dismiss Wilmington Trust Company’s amended complaint and issued a declaratory judgment in favor of the Company that the Exchange Offer, if consummated, would not (i) violate the terms of the indenture governing the Senior Notes, or give rise to an event of default thereunder, or (ii) constitute a breach of an implied covenant of good faith and fair dealing. On June 30, 2003, the Company redeemed all of the outstanding Senior Notes.

        In the ordinary course of its business, the Company is subject to various claims made against it by borrowers, private investors and others arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees and officers of the Company, incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any of these currently asserted claims or legal action is not likely to be material to the Company’s consolidated financial position and results of operations; however, any claims asserted or legal action in the future may result in expenses which could have a material adverse effect on the Company’s consolidated financial position and results of operations.

Note 14. Fair Value of Financial Instruments

        The following disclosures of the estimated fair value of financial instruments as of June 30, 2003 and 2002 are made by the Company using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

        The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2003		June 30, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$ 23,860,000	$ 23,860,000	$ 17,391,000	$ 17,391,000
Loans held for sale, at lower of cost or market	401,001,000	413,170,000	462,068,000	474,048,000
Advances and other receivables	41,315,000	41,315,000	61,276,000	61,276,000
Residual interests, at estimated fair value	129,232,000	129,232,000	197,297,000	197,297,000
Mortgage servicing rights, net	220,000	220,000	2,920,000	2,920,000
Borrowings	138,512,000	128,209,000	263,970,000	152,573,000
Revolving warehouse and repurchase facilities	343,675,000	343,675,000	383,119,000	383,119,000
Forward interest rate swap agreements	-	-	(394,000)	(394,000)

        The fair value estimates as of June 30, 2003 and 2002 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

        The following describes the methods and assumptions used by the Company in estimating fair values:

•	Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

•	Loans held for sale are based on current investor yield requirements.

•	Advances and other receivables are generally short term in nature, therefore the carrying value approximates fair value.

•

Residual interests and mortgage servicing rights are based on the present value of expected future cash flows using assumptions based on the Company's historical experience, industry information and estimated rates of future prepayment and credit loss.

•	Borrowings are based on the carrying amount when such amount is a reasonable estimate of fair value or on quoted market prices.

•

Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value.

•	Forward interest rate swap agreements are based on quoted market prices.

Note 15. Employee Benefit Plans

401(k) Retirement Savings Plan

        The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees’ elected salary deferrals. Effective January 1, 2001, the Company began contributing to the plan on a matching basis, however, the Company’s contribution remains at its option. Under the match, the Company’s contributions are made based upon 50% of an employee’s contribution up to a maximum of 6% of an employee’s salary. Prior thereto, employer contributions were determined at the beginning of the plan year at the option of the Company. Contributions made to the Plan by the Company during the years ended June 30, 2003, 2002 and 2001 were $1.1 million, $1.0 million and $558,000, respectively.

Stock-Based Compensation

        The Company’s Board of Directors adopted the Aames Financial Corporation Stock Option Plan (the “1999 Plan”) as of February 10, 1999, as amended, which was subsequently approved by the stockholders during the year ended June 30, 2000. The 1999 Plan supercedes the Company’s 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. The 1999 Plan provides for the issuance of options to purchase shares of the Company’s common stock to officers, key executives and consultants of the Company. Under the 1999 Plan, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company’s Board of Directors. The exercise price is based on the 20-day average closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. Subject to adjustment for stock splits, stock dividends and other similar events at June 30, 2003 there were 22,000,000 shares reserved for issuance under the 1999 Plan.

        The Company had reserved 563,936 shares of the common stock for issuance under a 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. The Company no longer grants options under these plans, however, options granted prior to February 1999 under these plans will remain outstanding until they expire.

        A summary of the Company’s stock option plans and arrangements as of June 30, 2003, 2002 and 2001 and changes during the years then ended are as follows:

	Option Shares	Option Price Range
2003
Outstanding at beginning of year	14,296,666	$0.73-147.90
Granted	2,191,611	0.85-1.68
Exercised	(108,138)	0.85-1.00
Forfeited	(2,294,769)	0.85-137.10

Outstanding at end of year	14,085,370	$0.73-147.90

2002
Outstanding at beginning of year	13,246,906	$0.85-147.90
Granted	3,334,678	0.73-1.28
Exercised	-	-
Forfeited	(2,284,918)	0.85-144.60

Outstanding at end of year	14,296,666	$0.73-147.90

2001
Outstanding at beginning of year	3,128,779	$1.00-147.90
Granted	11,990,817	0.85-1.60
Exercised	-	-
Forfeited	(1,872,690)	0.85-144.60

Outstanding at end of year	13,246,906	$0.85-147.90

        The number of options exercisable at June 30, 2003 and 2002, were 6,568,624 and 4,738,930, respectively. The weighted-average fair value of options granted during the years ended 2003 and 2002 was $0.75 and $0.42, respectively.

        The following table summarizes additional information about options outstanding and exercisable at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.73 - 1.00	9,710,574	7.8	$ 0.85	4,834,919	$ 0.85
1.11 - 1.64	2,827,179	8.0	1.24	1,382,320	1.23
1.68 - 1.68	25,000	9.9	1.68	5,000	1.68
5.00 - 5.00	1,395,809	6.3	5.00	219,577	5.00
15.20 - 19.45	3,491	1.5	18.52	3,491	18.52
39.70 - 59.05	8,442	2.1	39.88	8,442	39.88
65.00 - 71.55	98,480	4.6	67.00	98,480	67.00
119.60 - 147.90	16,395	3.4	135.88	16,395	135.88

$0.73 - 147.90	14,085,370	7.7	$ 1.99	6,568,624	$ 2.45

        The Company applies Accounting Principles Board Opinion 25, and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for stock options. If compensation cost for the stock options and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123", the Company’s net income (loss) and income (loss) per common share data would have reflected the pro forma amounts indicated below:

	June 30,
	2003	2002	2001
Net income:
As reported	$29,166,000	$ 4,546,000	$(30,524,000)
Pro forma	28,009,000	2,925,000	(32,942,000)
Basic income (loss) to common stockholders:
As reported	$15,697,000	$(9,242,000)	$(44,445,000)
Pro forma	14,539,000	(10,863,000)	(46,863,000)
Diluted income (loss) to common stockholders:
As reported	$29,166,000	$(9,242,000)	$(44,445,000)
Pro forma	28,009,000	(10,863,000)	(46,863,000)
Basic income (loss) per common share:
As reported	$ 2.39	$ (1.45)	$ (7.11)
Pro forma	2.22	$ (1.70)	(7.50)
Diluted income (loss) per common share:
As reported	$ 0.30	$ (1.45)	$ (7.11)
Pro forma	0.29	(1.70)	(7.50)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Dividend yield	0.00%	0.00%
Expected volatility	118.00%	118.00%
Risk-free interest rate	2.97%	4.13%
Expected life of option	4.5 years	4.5 years

The pro forma stock based compensation cost, net of tax effect for the twelve months ended June 30, 2003, June 30, 2002 and June 30, 2001, was $1.2 million, $1.6 million and $2.4 million, respectively.

Note 16. Stockholders’ Equity

Year ended June 30, 2003

        During the year ended June 30, 2003, the Company issued 108,000 shares of its Common Stock through the exercise of common stock options and received $92,000.

Year ended June 30, 2002

        During the year ended June 30, 2002, the Company issued 637,000 shares of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Stock”) to participants in a rights offering. Proceeds from the issuance were approximately $542,000.

Year ended June 30, 2001

        During the year ended June 30, 2001, in the second of a two-phase $50.0 million investment by Capital Z which occurred on July 12, 2000, the Company issued 18.0 million of Series D Stock, par value $0.001 per share, to Capital Z for $0.85 per share, its stated value, and received $15.3 million. Net proceeds, after issuance expenses, were $14.3 million. At the same time, Capital Z exchanged the 40.8 million shares of Series C Convertible Preferred Stock (the “Series C Stock”) and the warrants to purchase 5.0 million shares of Series C Stock received in the first phase for an equal number of shares and warrants to purchase Series D Stock.

        During the year ended June 30, 2001, the Company issued 179,000 shares of Series C Stock in satisfaction of amounts owed for services rendered by former consultants to the Company. Additionally, during the year ended June 30, 2001, the Company issued 588,000 shares of Series D Stock to the Company’s chief executive officer under his employment agreement at $0.85 per share and received approximately $500,000.

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

        In the first of a two-phase $50.0 million investment by Capital Z, the Company issued 40.8 million shares of Series C Stock, par value $0.001 per share, for $0.85 per share to Capital Z and received $34.7 million, and issued warrants to Capital Z to purchase 5.0 million shares of the Series C Stock at $0.85 per share. Net proceeds to the Company, after issuance expenses, were $34.3 million.

        The Company issued 212,000 shares of the Series C for $5.00 per share and received $1.1 million from members of management. No issuance expenses were incurred in this transaction.

        The Company received $4.2 million of additional capital from existing owners of the Company’s Common Stock in connection with its rights offering of up to 6.2 million shares of the Series C Stock to stockholders (the “Rights Offering”). The Company also received $20.8 million of additional capital from Capital Z in connection with Capital Z’s standby commitment to purchase up to $25.0 million unsubscribed shares in the Rights Offering (the “Standby Commitment”). The Company issued an aggregate of 5.0 million shares in connection with the Rights Offering and the Standby Commitment. Net proceeds to the Company, after issuance expenses, were approximately $24.0 million.

Other information

        The Company issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company’s common stock for $5.00 per share in February 1999, and issued warrants to SFP to purchase 5.0 million shares of Series D Stock at $0.85 per share in July 2000. The right to exercise all of the warranties expires on December 31, 2004.

        The Company’s Series B Convertible Preferred Stock (the “Series B”), Series C and Series D Stock rank senior in right to dividends and liquidation to all classes of the Company’s common and other preferred stock. The Series C and Series D Stock do not have the right to vote for directors.

        Since April 1, 1999, the Company’s Series B, Series C and Series D Stock have accumulated dividends at a rate of 6.5% per annum. On April 1, 2001, the interest rate applicable to the previously accrued but unpaid dividends increased to 8.125% per annum, which compounds quarterly, from 6.5% per annum. At June 30, 2003 and 2002, aggregate accrued and unpaid dividends on the Company’s convertible preferred stock were $51.2 million and $37.8 million, respectively.

        In November 1998, the Board of Directors decided to suspend cash dividends on the common stock until the Company’s earnings and cash flows improved. The Financing Facility and certain of the Company’s revolving warehouse and repurchase agreements restrict the Company from paying dividends on either the common stock or the Series B, C and D Stock during the terms of such facilities.

Note 17. Transactions Involving Directors, Officers and Affiliates

        During the years ended June 30, 2003, 2002 and 2001, the Company incurred management fees and out-of-pocket expenses in the amount of $1.4 million, $1.1 million and $1.5 million, respectively, relating to advisory services rendered by Equifin Capital Management, LLC, a company whose three principal officers also serve as directors of the Company.

        During the year ended June 30, 2003, the Company paid a $500,000 fee to Capital Z for Capital Z’s agreement to act as the limited guarantor on the Company’s Financing Facility. Commencing July 31, 2003 and until the limited guaranty amount is fully reduced, the Company is obligated to make monthly payments to Capital Z based upon a percentage applied to the outstanding limited guaranty amount. During the years ended June 30, 2003, 2002 and 2001, the Company reimbursed Capital Z $40,000, $24,000 and $227,000, respectively, for out-of-pocket expenses.

        During the year ended June 30, 2002, SFP entered into an agreement with certain existing bondholders of the Company’s 2006 Debentures pursuant to which SFP subsequently acquired $41.6 million of the Company’s 2006 Debentures. SFP tendered its 2006 Debentures for an equal amount of 2012 Debentures in the Company’s Exchange Offer. During the year ended June 30, 2003, SFP received $16.6 million from the Company for SFP’s portion of the mandatory sinking fund payment made on the 2012 Debentures and SFP forgave $25.0 million of the 2012 Debentures due from the Company.

        The Residual Facility with CZI, which expired on March 31, 2003, is discussed in Note 6, Residual Forward Sale Facility.

        During the year ended June 30, 2003, the Company did not fund any mortgage loans for its directors and officers and there were no such loans included in loans held for sale in the accompanying balance sheet at June 30, 2003. During the years ended June 30, 2002 and 2001, the Company funded $3.5 million and $1.4 million, respectively, of mortgage loans for certain of its directors and officers. At June 30, 2002, there were $0.5 million of such mortgage loans included in loans held for sale pending disposition.

        During the years ended June 30, 2001 and 2000, certain members of management funded a portion of their acquisition of the Company’s Series C Convertible Preferred Stock and Series D Convertible Preferred Stock through the execution of notes payable to the Company. Such notes are secured by the related Series C Convertible Preferred Stock and Series D Convertible Preferred Stock certificates, and also contain recourse provisions in the event of nonpayment by the officers. Aggregate principal and accrued interest receivable due the Company were $0.6 million and $0.8 million at June 30, 2003 and 2002, respectively.

Note 18. Derivative Financial Instruments

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

        At June 30, 2003, the Company had no hedge instruments in place. At June 30, 2002, the Company had $70.0 million (notional) of forward interest rate swap agreements in place to mitigate interest rate exposure prior to the sale of its inventory and pipeline of mortgage loans held for sale. Gain on sale of loans during the years ended June 30, 2003 and 2002 includes $10.9 million and $10.8 million, respectively, of derivative related losses. All of the $10.9 million of hedge losses relate to losses on forward interest swap agreements which closed during the year ended June 30, 2003. Of the $10.8 million of such charges during the year ended June 30, 2002, $10.4 million related to losses on forward interest rate swap agreements which closed during the period and $0.4 million related to the Company’s mark to the estimated fair value of forward interest rate swap agreements open at June 30, 2002, respectively.

Credit Risk

        The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate. In addition, the Company is exposed to off balance sheet credit risk related to mortgage loans in securitization trusts.

Note 19. Basic and Diluted Net (Loss) Per Common Share

        The following table sets forth information regarding basic and diluted net income (loss) per common share for the years ended June 30, 2003, 2002 and 2001 (dollars and weighted average number of shares in thousands):

	Year Ended June 30,
	2003	2002	2001
Basic net income (loss) per common share:
Net income (loss)	$ 29,166	$ 4,546	$(30,524)
Less: Accrued dividends on Series B, C and D Convertible
Preferred Stock	(13,469)	(13,788)	(13,921)

Basic net income (loss) to common stockholders	$ 15,697	$(9,242)	$(44,445)

Basic weighted average number of common shares outstanding	6,558	6,394	6,251

Basic net income (loss) per common shares	$ 2.39	$ (1.45)	$ (7.11)

Diluted net income (loss) per common share:
Basic net income (loss) to common stockholders	$ 15,697	$(9,242)	$(44,445)
Plus: Accrued dividends on Series B, C and D Convertible
Preferred Stock	13,469	-	-

Diluted net income (loss) to common stockholders	$ 29,166	$(9,242)	$(44,445)

Basic weighted average number of common shares outstanding	6,558	6,394	6,251
Plus: Incremental shares from assumed conversions of Series B, C and D
Convertible Preferred Stock	85,547	-	-
Incremental shares from assumed exercise of:
Warrants	1,288	-	-
Common stock options	2,660	-	-

Diluted weighted average number of common shares outstanding	96,053	6,394	6,251

Diluted net income (loss) per common share	$ 0.30	$ (1.45)	$ (7.11)

Note 20. Advertising Expense

        Production expense during the years ended June 30, 2003, 2002 and 2001 included charges of $14.2 million, $10.9 million and $9.0 million of advertising expense, respectively.

Note 21. Quarterly Financial Data (Unaudited)

        A summary of unaudited quarterly operating results for the years ended June 30, 2003 and 2002 follows (in thousands, except per share amounts):

	Three Months Ended,
	Sept. 30	Dec. 31	Mar. 31	June 30
2003
Revenue	$ 67,363	$ 63,996	$ 65,483	$ 65,799
Income before income taxes	10,532	3,648	7,591	5,556
Net income	9,914	2,080	6,691	10,481
Net income per common share - diluted	0.12	0.01	0.07	0.10

2002
Revenue	$ 53,124	$ 54,552	$ 57,644	$ 54,819
Income before income taxes	1,152	2,389	3,174	918
Net income	626	1,537	2,197	186
Net loss per common share - diluted	(0.59)	(0.44)	(0.35)	(0.07)

Note 22. Subsequent Event (Unaudited)

        On September 16, 2003, the Company amended and restated its certificate of incorporation permitting the Company to issue up to 26.7 million shares of a new series of preferred stock, Series E Preferred Stock, par value $0.001 per share. The Series E Preferred Stock is not convertible into any other Company security, is not entitled to receive dividends, ranks pari passu with the Company’s other series of Preferred Stock and has a stated value of $1.00 per share. Subsequently, on September 18, 2003 the Company adopted its 2003 Series E Preferred Stock Option Plan, pursuant to which the Company plans to issue to certain directors and executive officers options to purchase shares of Series E Preferred Stock.

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation of Registrant, as amended (3)
3.2		Bylaws of Registrant, as amended (2)
4.1		Specimen certificate evidencing Common Stock of Registrant (1)
4.2		Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (1)
4.3		Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (3)
4.4		Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (1)
4.5		Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (3)
4.6		Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (1)
4.7		Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (3)
4.8		Certificate of Designations for Series E Preferred Stock of Registrant (3)
4.10		Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (4)
10.1		Form of Director and Officer Indemnification Agreement (6)
10.2		Employment Agreement between Registrant and A. Jay Meyerson (1)
10.3		Change in Control Agreement, dated as of September 18, 2003, between the Registrant and Ronald J. Nicolas, Jr.
10	.6(a)	Non-Financed Management Investment Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (1)
10	.6(b)	Financed Management Investment Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (1)
10	.6(c)	Secured Promissory Note, dated as of August 23, 2000, given by A. Jay Meyerson to the Registrant (1)
10	.6(d)	Pledge Agreement, dated as of August 23, 2000, between the Registrant and A. Jay Meyerson (1)
10	.9(a)	Management Investment Agreement, dated as of October 1, 1999, between the Registrant and Geoffrey Sanders (1)
10	.9(b)	Secured Promissory Note, dated as of October 1, 1999, given by Geoffrey Sanders to the Registrant (1)
10	.9(c)	Pledge Agreement, dated as of October 1, 1999, between the Registrant and Geoffrey Sanders (1)
10	.10(a)	Management Investment Agreement, dated as of October 1, 1999, between the Registrant and Daniel H. Relf (1)
10	.10(b)	Secured Promissory Note, dated as of October 1, 1999, given by Daniel H. Relf to the Registrant (1)
10	.10(c)	Pledge Agreement, dated as October 1, 1999, between Registrant and Daniel H. Relf (1)
10.15		Amended and Restated 1999 Stock Option Plan (8)
10.16		Office Lease, dated as of September 15, 1998, between Colonnade Wilshire Corp. and the Registrant, for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (2)
10	.17(a)	Office Building Lease, dated as of August 7, 1996, between Registrant and California Plaza IIA, LLC, for the premises located at 350 S. Grand Avenue, Los Angeles, California (6)
10	.17(b)	First Amendment, dated as of August 15, 1997, to Exhibit 10.17(a) (6)
10.18		Office Building Lease, dated as of September 13, 2002, between Registrant and Jamboree LLC, for the premises located at 3347 and 3351 Michelson Drive, Irvine, California (5)
10	.19(a)	Registration Rights Agreement, dated as of February 10, 2000, between the Registrant and Capital Z Financial Services Fund II, L.P. (9)
10	.19(b)	Supplement No. 1, dated as of June 7, 2000, to Exhibit 10.19(a) (1)
10	.20(a)	Preferred Stock Purchase Agreement, dated as of May 19, 2000, between the Registrant and Specialty Finance Partners (10)
10	.20(b)	Letter Agreement, dated June 7, 2000, between the Registrant and Specialty Finance Partners regarding Exhibit 10.20(a) (11)
10	.21(a)	Agreement for Management Advisory Services, dated as of February 10, 1999 between Registrant and Equifin Capital Management, LLC (12)
10	.21(b)	Amendment No. 1, dated June 7, 2000, to Exhibit 10.21(a) (1)
10	.21(c)	Amendment No. 2, dated June 30, 2003, to Exhibit 10.21(a)

10.28		Delinquency Advance Purchase Agreement, dated as of May 13, 1999, between ACC and Fairbanks Capital Corp. (2)
10.29		Sub-Servicing Agreement 1997-1, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp. (2)
10.30		Sub-Servicing Agreement 1996-D, dated as of April 21, 1999, between ACC and Fairbanks Capital Corp. (2)
10.31		Second Amended and Restated Master Loan and Security Agreement, dated as of August 29, 2003, between Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Mortgage Capital Inc.
10	.32(a)	Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of June 30, 2003, between Aames Capital Corporation, Registrant's wholly owned subsidiary, and Lehman Brothers Bank, FSB
10	.32(b)	Guaranty, dated as of December 1, 2000, between Registrant and Lehman Brothers Bank, FSB (5)
10	.33(a)	Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Restated to and including March 21, 2002, by and between Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (5)
10	.33(b)	Amendment No. 1, dated as of May 15, 2002, with respect to Exhibit 10.33(a) (5)
10	.33(c)	Guaranty, dated as of March 21, 2002, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.33(a) (5)
10	.33(d)	Amendment No. 3, dated as of November 25, 2002, with respect to Exhibit 10.33(a)
10	.33(e)	Amendment No. 6, dated as of May 14, 2003, with respect to Exhibit 10.33(a) (7)
10	.33(f)	Amendment No. 7, dated as of June 30, 2003, with respect to Exhibit 10.33(a)
10	.33(g)	Amendment No. 8, dated as of September 25, 2003, with respect to Exhibit 10.33(a)
10	.34(a)	Master Loan and Security Agreement, dated as of May 29, 2003, between Aames Capital Corporation and Greenwich Capital Financial Products, Inc.
10	.34(b)	Guaranty, dated as of June 30, 2003, between Registrant and Greenwich Capital Financial Products, Inc., with respect to Exhibit 10.34(a)
10	.35(a)	Revolving Credit and Security Agreement, dated as of July 1, 2003, between Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending
10	.35(b)	Guaranty, dated as of July 1, 2003, between Registrant and Countrywide Warehouse Lending with respect to Exhibit
10	.35(c)	Revolving Credit and Security Agreement extension, dated as of September 25, 2003
10	.36(a)	Master Loan and Security Agreement, dated as of July 22, 2003, between Aames Capital Corporation and Citigroup Global Markets Reality Corp.
10	.36(b)	Guaranty, dated as of July 22, 2003, between Registrant and Citigroup Global Markets Reality Corp., with respect to Exhibit 10.36(a)
10	.36(c)	Amendment No. 1, dated as of September 29, 2003, with respect to Exhibit 10.36(a)
10.37		2003 Series E Preferred Stock Option Plan (3)
11		Computation of Basic and Diluted Income (Loss) per Common Share
21		Subsidiaries of the Registrant (1)
23.1		Consent of Ernst & Young LLP
31.1		Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Ronald J. Nicolas, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________

(1)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and filed with the Commission on September 28, 2000

(2)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and filed with the Commission on September 3, 1999

(3)	Incorporated by reference from Registrant's Registration Statement on Form S-8, file no. 333-108915 and filed with the Commission on September 18, 2003

(4)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996

(5)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 2002 and filed with the Commission on September 27, 2002

(6)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and filed with the Commission on September 29, 1997

(7)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and filed with the Commission on May 15, 2003

(8)	Incorporated by reference from Registrant's Registration Statement on Form S-8 dated as of, and filed with the Commission on September 15, 2000

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

QuickLinks

PART I

Item 1. Business

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2003
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
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures

PART III

Item 10. Directors and Executive Officers of Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services

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