Form 10-Q
period 2003-09-30
AAMES FINANCIAL CORP/DE
filed 2003-11-14
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
or

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

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       ☐      No    ☒

              At November 7, 2003, Registrant had 7,008,514 shares of common stock outstanding.

Item No.		Page Number

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	June 30, 2003 (Audited)
ASSETS

Cash and cash equivalents	$ 14,322,000	$ 23,860,000
Loans held for sale, at lower of cost or market	752,838,000	401,001,000
Advances and other receivables	40,789,000	41,315,000
Residual interests, at estimated fair value	115,794,000	129,232,000
Deferred income taxes	14,748,000	--
Equipment and improvements, net	8,381,000	8,928,000
Prepaid and other	16,780,000	17,676,000

Total assets	$ 963,652,000	$ 622,012,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings	$ 125,240,000	$ 138,512,000
Revolving warehouse and repurchase facilities	671,348,000	343,675,000
Accounts payable and accrued expenses	34,191,000	32,544,000
Accrued dividends on convertible preferred stock	54,710,000	51,232,000
Income taxes payable	--	3,075,000

Total liabilities	885,489,000	569,038,000

Commitments and contingencies
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares
authorized; none outstanding	--	--

Series B Convertible Preferred Stock, par value $0.001 per share;
29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000

Series C Convertible Preferred Stock, par value $0.001 per share;
61,230,000 shares authorized; 19,875,000 shares and 20,175,000 shares
outstanding	20,000	20,000

Series D Convertible Preferred Stock; par value $0.001 per share;
108,566,000 shares authorized; 59,920,000 shares and 59,923,000 shares
outstanding	60,000	60,000

Common Stock, par value $0.001 per share; 400,000,000 shares authorized;
7,006,000 shares and 6,699,000 shares outstanding	7,000	7,000

Additional paid-in capital	418,122,000	418,118,000
Retained deficit	(340,073,000)	(365,258,000)

Total stockholders' equity	78,163,000	52,974,000

Total liabilities and stockholders' equity	$ 963,652,000	$ 622,012,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
	2003	2002

Revenue:
Gain on sale of loans	$ 39,521,000	$31,532,000
Origination fees	16,440,000	13,375,000
Loan servicing	2,000,000	2,755,000
Debt extinguishment income	--	1,087,000
Interest	15,279,000	18,614,000

Total revenue	73,240,000	67,363,000

Expenses:
Personnel	38,029,000	31,222,000
Production	7,427,000	6,163,000
General and administrative	12,652,000	10,677,000
Interest	4,662,000	8,769,000

Total expenses	62,770,000	56,831,000

Income before income taxes	10,470,000	10,532,000
Provision (benefit) for income taxes	(18,193,000)	618,000

Net income	$ 28,663,000	$ 9,914,000

Net income to common stockholders:
Basic	$ 25,185,000	$ 6,091,000

Diluted	$ 29,548,000	$11,481,000

Net income per common share:
Basic	$ 3.66	$ 0.94

Diluted	$ 0.28	$ 0.12

Weighted average number of common
shares outstanding:
Basic	6,877,000	6,483,000

Diluted	103,724,000	93,488,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2003	2002

Operating activities:
Net income	$ 28,663,000	$ 9,914,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,011,000	1,044,000
Accretion of residual interests	(2,168,000)	(4,826,000)
Debt extinguishment income	--	(1,087,000)
Deferred income taxes	(18,769,000)	--
Changes in assets and liabilities:
Loans held for sale originated	(1,497,409,000)	(969,158,000)
Proceeds from sale of loans held for sale	1,145,572,000	929,844,000
Decrease (increase) in:
Advances and other receivables	526,000	2,699,000
Residual interests	15,606,000	11,949,000
Prepaid and other	896,000	(549,000)
Increase in:
Accounts payable and accrued expenses	1,647,000	1,030,000
Income taxes	946,000	25,000

Net cash used in operating activities	(323,479,000)	(19,115,000)
Investing activities:
Purchases of equipment and improvements	(464,000)	(262,000)

Net cash used in investing activities	(464,000)	(262,000)
Financing activities:
Reduction in borrowings	(13,272,000)	(6,445,000)
Net proceeds from revolving warehouse and repurchase
facilities	327,673,000	29,637,000
Proceeds from exercise of common stock options	4,000	--

Net cash provided by financing activities	314,405,000	23,192,000

Net increase (decrease) in cash and cash equivalents	(9,538,000)	3,815,000
Cash and cash equivalents at beginning of period	23,860,000	17,391,000

Cash and cash equivalents at end of period	$ 14,322,000	$ 21,206,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

        The condensed consolidated financial statements of Aames Financial Corporation, a Delaware corporation (the "Parent"), and its subsidiaries (collectively, with the Parent, the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

        The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three months ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

        At September 30, 2003, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) owned preferred stock representing approximately 43.3% of the Company’s combined voting power in the election of directors and approximately 90.1% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members’ terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company’s direction and policies.

Note 2: Guaranty Arrangements

        The Parent has guaranteed amounts outstanding under certain revolving warehouse and repurchase agreements pursuant to which certain of its wholly-owned operating subsidiaries are the contractual borrowers. The Parent has also guaranteed amounts outstanding under a borrowing facility, secured by one of the operating subsidiary’s residual interests and certain of that subsidiary’s advance receivables (the “Financing Facility”), pursuant to which that subsidiary is the contractual borrower. The Parent's guarantees are full, complete and unconditional. Capital Z is a limited guarantor under the Financing Facility.

Note 3: Per Share Data

        The following table sets forth information regarding basic and diluted net income per common share for the three months ended September 30, 2003 and 2002 (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Basic net income per common share:
Net income	$ 28,663	$ 9,914
Less: Accrued dividends on Series B, C and D
Convertible Preferred Stock	(3,478)	(3,823)

Basic net income to common stockholders	$ 25,185	$ 6,091

Basic weighted average number of common
shares outstanding	6,877	6,483

Basic net income per common share	$ 3.66	$ 0.94
Diluted net income per common share:
Basic net income to common
stockholders	$ 25,185	$ 6,091
Plus: Accrued dividends on Series B, C and D
Preferred Stock	3,478	3,823
Interest on 5.5% Convertible Subordinated
Debentures	885	1,567

Diluted net income to common stockholders	$ 29,548	$ 11,481

Basic weighted average number of common shares
outstanding	6,877	6,483
Plus incremental shares from assumed:
Conversions of:
Series B, C and D Convertible Preferred Stock	85,439	85,547
5.5% Convertible Subordinated Debentures	824	1,458
Exercise of:	--	--
Common stock options	7,406
Warrants	3,178	--

Diluted weighted average number of common shares
outstanding	103,724	93,488

Diluted net income per common share	$ 0.28	$ 0.12

Note 4: Pro forma Stock Based Compensation

        The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123", the Company’s net income and basic and diluted income per common share would have reflected the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Net income:
As reported	$28,663	$ 9,914
Pro forma	28,390	9,594
Basic net income to common stockholders:
As reported	$25,185	$ 6,091
Pro forma	24,912	5,771
Diluted net income to common stockholders:
As reported	$29,548	$11,481
Pro forma	29,275	11,161
Basic net income per common share:
As reported	$ 3.66	$ 0.94
Pro forma	3.62	0.89
Diluted net income per common share:
As reported	$ 0.28	$ 0.12
Pro forma	0.28	0.12

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,
	2003		2002

Dividend yield	0.00%		0.00%
Expected Volatility	118.00%		118.00%
Risk-free interest rate	3.14%		3.18%
Expected life of option	4.5 ye	ars	4.5 ye	ars

The pro forma stock based compensation cost, net of tax effect was $0.3 million and $0.3 million for the three months ended September 30, 2003 and September 30, 2002, respectively.

Note 5: Income Taxes

        Deferred income tax assets and liabilities are recognized to reflect the future tax consequences of net operating loss carry forwards and differences between the tax basis and financial reporting basis of assets and liabilities.

        At September 30, 2003, the Company had available for income tax purposes include gross federal and state operating loss carry forwards of approximately $195.0 million which , after tax effects, approximate $53.3 million and which generally begin to expire in 2013. The investment in the Company by Capital Z resulted in a change of control for income tax purposes, thereby potentially limiting the Company’s ability to utilize net operating loss carry forwards and certain other future deductions.

        The Company has recognized that it is more likely than not that certain future tax benefits, primarily federal net operating loss carry forwards, will be realized as a result of current and future income. Accordingly, during the three months ended September 30, 2003, the Company decreased the deferred tax valuation allowance to recognize higher than previously anticipated net deferred tax assets.

Note 6: Reclassifications

        Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of the financial condition and results of operations of Aames Financial Corporation (the “Company”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. The following discussion includes Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk.

Special Note Regarding Forward-Looking Information

         From time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the following: increases in mortgage lending interest rates; adverse changes in the secondary market for mortgage loans; decline in real estate values; limited cash flow to fund operations; dependence on short-term financing facilities; concentration of operations in California, Florida and Texas; extensive government regulation; intense competition in the mortgage lending industry and the condition of the U.S. economy and financial system. For a more complete discussion of these risks and uncertainties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2003 and subsequent filings by the Company with the United States Securities and Exchange Commission.

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

        The Company originates loans through its retail and broker production channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company’s broker channel produces loans through account executives working throughout the United States, including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis, and by sourcing loans through telemarketing and the Internet.

        The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its loan production; (ii) reducing its cost of production; and (iii) maintaining adequate liquidity and access to the capital markets.

Increasing the Amount and Value of Its Loan Production. The Company intends to increase the size of its overall originations while improving its value. The Company’s retail branch network, the National Loan Centers and its regional broker operations centers, and its broker telemarketing and Internet platforms, are all targeted as sources of growth. In its retail branch network, the Company intends to drive this growth by: improving market penetration in its existing markets, introducing new products, and improving its customer service levels and branch efficiencies. The Company’s regional broker operations centers plan to grow by: improving the service levels it offers to its current group of independent mortgage brokers, continuing to build new relationships with independent mortgage brokers throughout the country and introducing new products that meet the needs of brokers’ customer bases. The Company’s National Loan Centers, which produce loans through affiliations with sites on the Internet, and its growing broker telemarketing and Internet channel are planning to increase their scale by: identifying additional non-traditional lead sources, increasing their product offerings and expanding their overall operations. Additionally, the Company plans to continue using its knowledge of current customer needs and the historical performance of its loans to improve the value of its offerings to its retail customers and independent mortgage brokers while maximizing the resale value of its production.

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

Maintaining Adequate Liquidity and Access to the Capital Markets. The Company intends to continue to increase and diversify its funding sources by expanding its current funding relationships and identifying new funding sources. The Company intends to continue to fund its operations by disposing of a majority of its loan production for cash in the whole loan market, monetizing the overcollateralization on the Company’s portfolio of mortgage loans in securitization trusts, monetizing residual interests, mortgage servicing rights and the rights to prepayment fees on the mortgage loans in its new securitizations, if any, monetizing servicing advances and developing new sources for working capital.

        The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that the Company will be able to accomplish the above strategies.

Recent Events

        On November 12, 2003, the Company called six securitization trusts (the “November Trust Call”) with an unpaid principal balance of $274.8 million of mortgage loans ($290.3 million at September 30, 2003). As master servicer of the mortgage loans in the securitization trusts, the Company has the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. The principal benefit of calling securitization trusts is to improve the Company’s liquidity position. When the Company calls any of the securitization trusts, the Company receives a majority of the overcollateralization balance in a combination of mortgage loans in the securitization trusts and in cash. On November 12, 2003, the Company simultaneously sold $265.8 million of mortgage loans from the six securitization trusts. As a result of the November Trust Call, the Company expects to receive approximately $77.0 million on November 17, 2003. As a result of the November Trust Call, the Company will be required to repay the financing facility secured by its residual interests and certain of its servicing advances (the “Financing Facility”) by approximately $33.0 million on that date. Upon paydown of the Financing Facility, the limited guaranty on the Financing Facility by Capital Z Financial Services Fund II, L.P., a Bermuda partnership (“Capital Z”), an affiliate of Specialty Finance Partners, the Company’s largest stockholder (“SFP”) will be extinguished. The Company expects to use a portion or all of the remaining proceeds from the November Trust Call to finance, until their subsequent sale, the $9.0 million of mortgage loans from the trusts which were not sold and to pay a dividend on its Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock (collectively, the “Preferred Stock”). The Company is seeking waivers from certain lenders permitting the Company to pay a dividend on its Preferred Stock. The Company has not to date declared a dividend on its Preferred Stock and can give no assurance that it will obtain the necessary waivers. As a result of the November Trust Call, the Company’s portfolio of mortgage loans in securitization trusts decreased by $274.8 million on November 12, 2003, which loans were reflected in the loans serviced on an interim basis on that date.

        Of the Company’s remaining seven securitization trusts after the November Trust Call, which had a mortgage loan balance of $410.4 million at September 30, 2003, four securitization trusts with a mortgage loan balance of $105.5 million at September 30, 2003 are callable. If the Company calls any of these securitization trusts, it might be required to write down the value of the residual interests relating to the called securitization trusts. The Company would also be required to prepay the Financing Facility from proceeds realized from a call transaction in an amount equal to the amount ascribed to the called residual interest and the servicing advances on mortgage loans in the securitization trusts pledged to the lender under the Financing Facility. Additionally, the Company’s portfolio of mortgage loans serviced in securitization trusts would be reduced.

        During the three months ended September 30, 2003, the Company recorded net income of $28.7 million, which included an $18.2 million income tax benefit, compared to $9.9 million of net income during the comparable three month period a year ago.

        Total revenue during the three months ended September 30, 2003 increased $5.8 million to $73.2 million from $67.4 million during the comparable period a year ago. Total revenue during the three months ended September 30, 2002 includes $1.1 million of debt extinguishment income recognized in connection with the Company’s $7.5 million extinguishment of its 9.125% Senior Notes due 2003 (the "Senior Notes") at a discount from par for $6.4 million of cash. The increase in total revenue during the three months ended September 30, 2003 over total revenue during the comparable three month period in 2002 was $7.0 million excluding the $1.1 million of debt extinguishment income during the three months ended September 30, 2002. The $7.0 million increase in total revenue was comprised of increases of $8.0 million and $3.1 million in gain on sale of loans and origination fees, respectively, partially offset by declines of $3.3 million and $0.8 million in interest and loan servicing income, respectively.

        Total expenses during the three months ended September 30, 2003 increased $6.0 million to $62.8 million from $56.8 million during the three months ended September 30, 2002. The increase in expenses during the three months ended September 30, 2003 from expenses reported during the comparable three month period a year ago was attributable primarily to increases of $6.8 million, $1.3 million and $2.0 million in personnel, production and general and administrative expense, respectively, partially offset by a decline of $4.1 million in interest expense.

        As previously disclosed, on October 21, 2003 the Company issued options pursuant to its 2003 Series E Preferred Stock Option Plan to purchase 22,150,000 shares of Series E Preferred Stock, par value $0.001 per share, to certain directors and executive officers.

        On October 31, 2003, the Company renewed two of its warehouse lines with new maturities of September 30, 2004 and October 30, 2004 and extended a third line to November 30, 2003, maintaining its capacity under its revolving warehouse and repurchase facilities at $1.2 billion ($1.1 billion committed and $100.0 million uncommitted), unchanged from September 30, 2003.

Mortgage Loan Production. The Company originates mortgage loans through its retail and broker production channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company’s broker channel produces loans through account executives working throughout the United States, including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis, and by sourcing loans through telemarketing and the Internet. The Company generally underwrites the loans it originates to its underwriting guidelines and, to a lesser extent, to the underwriting guidelines of its investors in the secondary markets, and appraises every loan it originates. The underwriting of a mortgage loan to be originated by the Company generally includes a review of the completed loan package, including the loan application, a current appraisal, a preliminary title report and a credit report.

        The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

	Three Months Ended
	September 30,		June 30,
	2003	2002	2003
Retail:
Retail branch network	$457,706	$ 321,915	$351,272
National Loan Centers	119,108	130,299	81,490

Total retail	576,814	452,214	432,762

Broker:
Regional broker operations centers (1)	751,678	465,164	613,802
Telemarketing and Internet	168,917	51,780	106,929

Total broker	920,595	516,944	720,731

Total production	$1,497,409	$969,158	$1,153,493

(1)

Includes the purchase of closed loans on a flow basis from correspondents of $3.9 million, $3.4 million and $8.9 million during the three months ended September 30, 2003, 2002 and June 30, 2003, respectively.

Total Loan Production. Total loan production during the three months ended September 30, 2003 increased $343.9 million, or 29.8%, to $1.5 billion over $1.2 billion reported during the three months ended June 30, 2003, and increased $528.3 million, or 54.5%, over the $969.2 million of total loan production reported during the three months ended September 30, 2002. Total loan production during the three months ended September 30, 2003 increased over loan production during the three months ended June 30, 2003 and September 30, 2002 due to the combination of realizing increased efficiencies in the retail branch network and the broker regional operations centers, increased demand for subprime products due to interest rate volatility in the prime mortgage market, and the continuation of a generally favorable mortgage interest rate environment.

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

Retail Production. The Company's total retail production was $576.8 million during the three months ended September 30, 2003, an increase of $144.0 million, or 33.3%, over the $432.8 million reported during the three months ended June 30, 2003, and an increase of $124.6 million, or 27.6%, over the $452.2 million of total retail production during the three months ended September 30, 2002.

        Retail Branch Network

        The Company's retail branch network production was $457.7 million during the three months ended September 30, 2003, an increase of $106.4 million, or 30.3%, over the $351.3 million of retail branch network production reported during the three months ended June 30, 2003, and an increase of $135.8 million, or 42.2%, over the $321.9 million reported during the three months ended September 30, 2002.

        National Loan Centers

        Mortgage loan production from the Company's National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, increased $37.6 million, or 46.2% to $119.1 million during the three months ended September 30, 2003 over $81.5 million during the three months ended June 30, 2003, but decreased $11.2 million, or 8.6%, from the $130.3 million of loan production reported during the three months ended September 30, 2002. The decrease in the National Loan Centers' production during the three months ended September 30, 2003 compared to their production during the three months ended September 30, 2002 was due to changes in processing and underwriting in the National Loan Centers implemented during the past year designed to improve productivity and value in the channel over the long term, but which were disruptive to loan production during implementation.

Broker Production. The Company's total broker production increased $199.9 million, or 27.7%, to $920.6 million during the three months ended September 30, 2003 over the $720.7 million of total broker production reported during the three months ended June 30, 2003, and increased $403.7 million, or 78.1%, over the $516.9 million reported during the three months ended September 30, 2002.

        Regional Broker Operations Centers

        Mortgage loan production from the regional broker operations centers during the three months ended September 30, 2003 was $751.7 million which increased $137.9 million and $286.5 million, or 22.5% and 61.6%, respectively, over the $613.8 million and $465.2 million, respectively, of regional office network production during the three months ended June 30, 2003 and September 30, 2002, respectively.

        Broker Telemarketing and Internet

        Broker mortgage loan production through telemarketing and the Internet was $168.9 million during the three months ended September 30, 2003, an increase of $62.0 million, or 58.0%, over the $106.9 million reported during the three months ended June 30, 2003, and an increase of $117.1 million over the $51.8 million reported during the three months ended September 30, 2002.

        The following table sets forth the number of retail branches and broker operations centers operated by the Company at September 30, 2003 and 2002:

Retail branches	91	97
National Loan Centers	2	2
Regional broker operations centers	4	4

Loan Securitizations and Sales. As a fundamental part of its business and financing strategy, the Company sells mortgage loans to third party investors in the secondary markets as market conditions allow. The Company generally seeks to dispose of substantially all of its loan production within 90 days. The Company applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make available capacity under these facilities for future funding of mortgage loans. The Company maximizes opportunities in its loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, relative profitability and cash flows. The Company generally realizes higher gain on sale on securitization than it does on whole loan sales for cash. The higher gain on sale in securitization transactions is attributable to the excess servicing spread associated with retaining a residual interest in the securitization, net of transactional costs. In a securitization, the underlying pass-through certificates or bonds are generally overcollateralized by the Company depositing mortgage loans with a principal balance exceeding the principal balance of the pass-through certificates or bonds. The upfront overcollateralization required in securitizations is generally cash flow negative to the Company in the early years of the securitization. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but the Company receives the gain in the form of cash.

        During the three months ended September 30, 2003, total mortgage loan dispositions increased $27.2 million, or 2.4%, to $1.2 billion over the total loan dispositions reported during the three months ended June 30, 2003, and increased $265.5 million, or 28.8%, over the $920.7 million of total loan dispositions during the three months ended September 30, 2002. All of the Company’s $1.2 billion and $920.7 million of loan dispositions during the three months ended September 30, 2003 and 2002, respectively, were in the form of whole loan sales for cash. The Company’s sole reliance on whole loan sales as its loan disposition strategy during the three months ended September 30, 2003 was due to attractive pricing conditions prevailing in the whole loan sale markets. Future adverse changes in the current interest rate environment and in the current economic climate could affect the mix in the composition of the Company’s strategy of selling loans in the form of securitizations or whole loan sales.

        In prior quarters, when the Company disposed of loans in securitization transactions, each agreement that the Company entered into in connection with such securitizations required either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by the Company. If delinquencies or losses exceed certain established limits, as applicable, certain additional credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid by the insurer under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of the Company’s securitizations. In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust.

Loan Servicing. The Company’s servicing portfolio consists mainly of mortgage loans securitized prior to January 1, 2000 for which the Company retained servicing and loans serviced on an interim basis, consisting of loans held for sale and loans subserviced for others on an interim basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. As a means to maximize cash flow from securitizations, the Company has, since January 2000, been selling for cash the servicing rights in securitizations. Moreover, the Company does not retain servicing on loans it sells in whole loan sale markets.

        The following table sets forth certain information regarding the Company’s servicing portfolio at September 30, 2003 and 2002 and June 30, 2003 (dollars in millions):

	September 30,		June 30,
	2003	2002	2003
Mortgage loans serviced:
Loans serviced on an interim basis	$ 1,641.0	$ 1,105.0	$ 911.0
Loans in securitization trusts	622.0	1,067.0	741.0

Serviced in-house	2,263.0	2,172.0	1,652.0
Loans in securitization trusts
subserviced by others	79.0	114.0	88.0

Total servicing portfolio	$ 2,342.0	$ 2,286.0	$ 1,740.0

Percentage serviced in-house	96.6%	95.0%	94.9%

        Excluding loans serviced on an interim basis, the Company has not added any new loans to the servicing portfolio since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released since that time. The Company’s total servicing portfolio at September 30, 2003 increased $602.0 million, or 34.6% over $1.7 billion at June 30, 2003, reflecting an increase in loans serviced on an interim basis partially offset by a decline in loans in securitization trusts due to the Company’s call of certain securitization trusts and loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations. The Company’s portfolio of mortgage loans serviced on an interim basis increased $730.0 million, or 80.1%, to $1.6 billion at September 30, 2003 over $911.0 million at June 30, 2003 and increased $536.0 million, or 48.5%, over the $1.1 billion of mortgage loans serviced on an interim basis at September 30, 2002. The Company’s portfolio of mortgage loans in securitization trusts serviced in-house, declined by $119.0 million, or 16.1%, to $622.0 million at September 30, 2003 from $741.0 million at June 30, 2003 and decreased by $445.0 million, or 41.7%, from the $1.1 billion at September 30, 2002.

        Contributing to the decline was the Company’s call during the quarter of four securitization trusts with mortgage loans with a principal balance of $29.3 million. In addition, as a result of the November Trust Call, the Company’s portfolio of mortgage loans in securitization trusts decreased by $274.8 million ($290.3 million at September 30, 2003) on November 12, 2003, which loans were reflected in the loans serviced on an interim basis on that date. In general, the Company’s portfolio of mortgage loans in securitization trusts serviced in-house will continue to decline from run-off and as a result as all new mortgage loans are sold servicing released, and such decline may be exacerbated by the current mortgage interest rate environment which could accelerate prepayment activity. Moreover, four of the Company’s seven securitization trusts remaining after the November Trust Call, which had a mortgage loan principal balance at September 30, 2003 of $105.5 million out of $410.4 million in the total portfolio of mortgage loans in securitization trusts were callable at September 30, 2003. The Company’s portfolio of mortgage loans in securitization trusts would be reduced further were the Company to decide to call any or all of these securitization trusts.

        The following table sets forth delinquency, foreclosure, and loss information of the Company’s servicing portfolio at or during the periods indicated:

	At or during the
	Three Months Ended September 30,		Year Ended June 30,
	2003	2002	2003	2002	2001

Percentage of dollar amount of delinquent loans to
loans serviced (period end)(1)(2):
One month	0.5%	0.7%	0.7%	0.7%	1.7%
Two months	0.3	0.4	0.3	0.5	0.7
Three or more months:
Not foreclosed(3)	4.8	7.0	7.2	7.4	8.9
Foreclosed(4)	0.5	0.9	0.8	1.0	1.7

Total	6.1%	9.0%	9.0%	9.6%	13.0%

Percentage of total dollar amount of delinquent
loans in:
Loans serviced on an interim basis	0.9%	1.6%	1.3%	1.5%	2.4%
Loans in securitization trusts serviced in-house
and by other	18.2	15.8	17.4	15.7	16.8
Percentage of dollar amount of loans foreclosed
during the period to servicing portfolio(2)(6)	0.2	0.4	1.3	2.2	3.0
Number of loans foreclosed during the period	62	137	417	780	1,238
Principal amount of foreclosed loans during the
period	$ 4,453	$ 8,752	27,703	$ 56,419	$ 89,884
Number of loans liquidated during the period	146	324	1,033	1,624	2,479
Net losses on liquidations during the period(5)	$ 5,183	$ 10,718	35,669	$ 67,444	$ 91,754
Percentage of annualized losses to servicing
portfolio(2)(6)	1.0%	1.9%	1.6%	2.6%	3.0%
Servicing portfolio at period end	$ 2,342,000	$ 2,286,000	$ 1,740,000	$ 2,308,000	$ 2,717,000

_________________

(1)	Delinquent loans are loans for which more than one payment is due.

(2)

The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated, including loans serviced on an interim basis of $1.6 billion and $1.1 billion at September 30, 2003 and 2002, respectively, and $911.0 million, $991.0 million and $722.0 million at June 30, 2003, 2002 and 2001, respectively.

(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(4)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(5)	Represents losses, net of gains, on properties sold through foreclosed or other default management activities during the period indicated.

(6)

The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicers during the related periods indicated.

        The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to the inclusion of lower credit grade mortgage loans in the securitization trusts. Delinquent loans (by principal balance) decreased at September 30, 2003 to $141.7 million from $156.5 million at June 30, 2003 and from $205.0 million at September 30, 2002. Total delinquent loans in the Company’s portfolio of securitization trusts (serviced in-house and by others) were $127.8 million and $144.3 million at September 30, 2003 and June 30, 2003, respectively, and were $186.9 million at September 30, 2002. Total delinquent loans in the Company’s portfolio of loans serviced on an interim basis were $13.9 million and $12.2 million at September 30, 2003 and June 30, 2003, respectively, and were $18.1 million at September 30, 2002.

        The delinquency rate at September 30, 2003 was 6.1% compared to 9.0% at June 30, 2003 and 9.0% at September 30, 2002. The delinquency rate at September 30, 2003 declined from the delinquency rate at June 30, 2003, due to the fact that loans in the Company’s portfolio of mortgage loans in securitization trusts, which contains the majority of delinquent loans, became a smaller part of the Company’s total servicing portfolio. Due to the November Trust Call, the decline in total delinquent loans in the Company’s’portfolio of securitization trusts (serviced in-house and by others) will accelerate. A decline in delinquencies generally reduces the Company’s servicing advance obligations. The Company expects the delinquency rate to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts (and the number of delinquent loans in such trusts) continues to decline and become a smaller component of the Company’s total servicing portfolio.

        During the three months ended September 30, 2003, losses on loan liquidations decreased to $5.2 million from $10.7 million during the comparable three month period a year ago primarily due to the decrease in the number of loans liquidated. Substantially all of the foreclosures and liquidations handled by the Company occur in connection with the Company’s portfolio of mortgage loans in securitization trusts. The Company expects net losses on loan liquidations to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts (and the number of foreclosed loans in such trusts) continues to decline.

        Because foreclosures and credit losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses.

        In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company’s failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquent loans (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and events of bankruptcy or insolvency. Pursuant to agreements relating to the Company’s two 1999 securitization trusts, the monoline insurer requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. Previously, the Company did not satisfy the net worth test and, as a result, the monoline insurer could have terminated the Company as servicer with respect to those securitization trusts. The monoline insurer waived the Company’s failure to satisfy the net worth test and none of the servicing rights of the Company were terminated. At September 30, 2003, the Company met the specified net worth test.

        The table below illustrates certain information regarding those securitization trusts that have exceeded delinquency and loss triggers at September 30, 2003 and the information at September 30, 2003 as adjusted for the Company’s call of the mortgage loans in six securitization trusts in the November Trust Call (dollars in thousands):

	Actual at September 30, 2003 as Adjusted for the November Trust Call	Actual at September 30, 2003
Securitization trusts:
Number	7	13
Total dollar amount of mortgage loans
serviced in securitization trusts (in-house
and subserviced)	$410,422	$700,693
Securitization trusts where the Company may
be terminated as servicer:
Number	7	9
Dollar amount of mortgage loans serviced
in securitization trusts (in-house and
subserviced)	$410,422	$512,968
Percentage of total dollar amount of
mortgage loans serviced in securitization
trusts (in-house and subserviced)	100%	73.2%

        The Company’s servicing portfolio will continue to be impacted in the future by the Company’s dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio.

Critical Accounting Policies

        The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Company did not retain residual interests created in any of its securitizations since January 1, 2000. During the three months ended September 30, 2003, the Company did not dispose of any of its loans through a securitization.

        The Company sells its loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights, including mortgage servicing rights, to the loans, without recourse to the Company except for standard representations and warranties. Gains and losses on whole loan sales are recognized when the Company surrenders control over the loans, generally on the settlement date, based upon the difference between the proceeds received and the net carrying amount of the loans.

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

        The Company’s retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, the Company reviews the fair value of its retained residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis, the Company evaluates the effects, if any, that increasing or decreasing interest rates might have on its retained residual interests. The Company may adjust the value of its retained residual interests or take a charge to earnings related to its retained residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of the Company’s retained residual interests as compared to the Company’s key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair values of its retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

        The following table summarizes certain information about the securitization trusts in which the Company had retained a residual interest at September 30, 2003 and June 30, 2003 (dollars in thousands):

	September 30, 2003	June 30, 2003
Aggregate principal balances of securitized loans at the time of the	$7,016,205	$7,016,205
securitizations
Outstanding principal balances of securitized loans	$ 700,693	$ 828,939
Outstanding principal balances of pass-through certificates or bonds of the
securitization trusts	$ 565,230	$ 683,277
Weighted average coupon rates of:
Securitized loans	10.13%	10.23%
Pass-through certificates or bonds	5.49%	5.51%

        The outstanding principal balances of securitized loans and the pass-through certificates of the securitization trusts at September 30, 2003 adjusted for the November Trust Call were $410.4 million and $343.1 million, respectively.

        Certain historical data and key assumptions and estimates used by the Company in its September 30, 2003 and June 30, 2003 review of the residual interests retained by the Company were as follows:

	September 30, 2003	June 30, 2003
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans
Fixed rate loans	33.5%	32.5%
Adjustable rate loans	33.1%	34.4%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	28.9% to 49.7%	30.9% to 48.8%
Adjustable rate loans	19.4% to 50.0%	18.4% to 52.9%
Estimated weighted average life of securitized loans	1.9 years	1.9 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of
securitized loans	5.3%	5.4%
Future estimated credit losses, as a percentage of original principal balances
of securitized loans	0.5%	0.5%
Total actual and estimated prospective credit losses, as a percentage of
original principal balance of securitized loans	5.8%	5.9%
Total actual credit losses to date and estimated prospective credit losses
(dollars in thousands)	$ 351,685	$ 392,592
Weighted average discount rate:	13.8%	13.5%

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

        The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans in each securitization trust, ranged from 3.9% to 7.0% at September 30, 2003 and 3.9% and 9.3% at June 30, 2003. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

        The Company has previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company’s credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended September 30, 2003, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy. During the three months ended September 30, 2003 and 2002, no adjustment to the Company’s assumptions (rate of prepayment, credit loss and discount rate) was deemed warranted.

        Additionally, as master servicer of the mortgage loans in the securitization trusts, the Company has the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. During the quarter ended September 30, 2003, the Company called four of the securitization trusts. In estimating the effects on the carrying value of the residual interests of calling those securitization trusts, the Company wrote down by $3.0 million the retained residual interests related to those four securitization trusts at June 30, 2003, and therefore calling those trusts did not materially affect the carrying value of the Company’s retained residual interests at September 30, 2003. In addition, in the November Trust Call, the Company notified the trustee that it called six securitization trusts. In estimating the effects on the carrying value of the residual interests of the called securitization trusts in the November Trust Call, the Company believed that calling those trusts will not materially affect the carrying value of the Company’s retained residual interests at September 30, 2003.

        If the Company calls any of the seven securitization trusts remaining after the November Trust Call, it might be required to write down the value of the residual interests relating to the called securitization trusts.

        The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the retained residual interests through a charge to earnings.

Mortgage Servicing Rights. During the three months ended September 30, 2003 and 2002, all of the Company’s loan dispositions were on a servicing released basis; therefore, the Company did not capitalize mortgage servicing rights (“MSRs”). Prior to June 30, 2000, the Company capitalized MSRs based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. The Company’s MSRs were fully amortized at September 30, 2003.

Accounting for Income Taxes. Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financing statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the tax law or rates.

        Deferred income tax assets and liabilities are recognized to reflect the future tax consequences of net operating loss carry forwards and differences between the tax basis and financial reporting basis of assets and liabilities. The Company has recognized that it is more likely than not that certain future tax benefits, primarily federal net operating loss carry forwards, will be realized as a result of current and future income. Accordingly, during the three months ended September 30, 2003, the Company decreased the deferred tax valuation allowance to recognize higher than previously anticipated net deferred tax assets.

Results of Operations—Three Months Ended September 30, 2003 and 2002

        The following table sets forth information regarding the components of the Company’s revenue and expenses for the three months ended September 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
Revenue:
Gain on sale of loans	$ 39,521,000	$31,532,000
Origination fees	16,440,000	13,375,000
Loan servicing	2,000,000	2,755,000
Debt extinguishment income	--	1,087,000
Interest	15,279,000	18,614,000

Total revenue	73,240,000	67,363,000

Expenses:
Personnel	38,029,000	31,222,000
Production	7,427,000	6,163,000
General and administrative	12,652,000	10,677,000
Interest	4,662,000	8,769,000

Total expenses	62,770,000	56,831,000

Income before provision for income
taxes	10,470,000	10,532,000
Provision (benefit) for income taxes	(18,193,000)	618,000

Net income	$ 28,663,000	$ 9,914,000

Revenue

General. Total revenue during the three months ended September 30, 2003 increased $5.8 million to $73.2 million from $67.4 million during the comparable three month period a year ago. Total revenue during the three months ended September 30, 2002 includes $1.1 million of debt extinguishment income recognized in connection with the Company’s extinguishment, at a discount from par, of $7.5 million of its 9.125% Senior Notes due November 2003 (the “Senior Notes”) for $6.4 million of cash. Excluding debt extinguishment income, total revenue during the three months ended September 30, 2003 increased $7.0 million, or 10.6%, to $73.2 million over $66.3 million during the same period a year ago. This increase was primarily due to increases of $8.0 million and $3.1 million in gain on sale of loans and origination fees, respectively, partially offset by declines of $3.3 million and $0.8 million in interest income and loan servicing income, respectively, during the three months ended September 30, 2003 from amounts reported during the comparable three month period during 2002.

Gain on Sale of Loans. Gain on sale of loans during the three months ended September 30, 2003 increased $8.0 million to $39.5 million from $31.5 million during the three months ended September 30, 2002. The increase in gain on sale of loans resulted primarily from the $265.5 million, or 28.8%, increase to $1.2 billion of total loan dispositions during the three months ended September 30, 2003 over $920.7 million of total loan dispositions during the comparable three month period a year ago partially offset by lower gain rates during the quarter ended September 30, 2003 compared to a year ago. The increase in loan dispositions was due primarily to increase production during the quarter ended September 30, 2003, and, to a lesser extent, to quicker dispositions by the Company of its loan production. During the three months ended September 30, 2003 and 2002 and June 30, 2003, the Company relied solely on whole loan sales for cash as its loan disposition strategy based upon the Company’s review of market conditions, profitability and cash flow requirements.

        The gain on sale rates realized by the Company on whole loan sales were generally lower during the three months ended September 30, 2003 compared to the gain on sale rates for whole loan sales during the comparable three month period a year ago due to generally less favorable conditions in the whole loan markets during the September 2003 quarter when compared to market conditions during the September 2002 quarter.

        At and during the three months ended September 30, 2003, the Company had no hedge instruments in place. During the three months ended September 30, 2002, the Company, as it has from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during that period. Gain on sale of loans during the three months ended September 30, 2002 included charges of $7.9 million of derivative related losses which was comprised of $7.1 million of losses on hedge positions that closed during the period and $0.8 million to mark open hedge positions at September 30, 2002 to their estimated fair value.

Origination Fees. Origination fees are primarily comprised of points and other fees, which include appraisal and credit investigation fees, charged by the Company on mortgage loans originated by the Company’s retail channel, partially offset by broker compensation, generally referred to as yield spread premium, paid by the Company to mortgage loan brokers in connection with broker loan production. Retail points and fees are primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Yield spread premiums are generally a function of the volume of mortgage loans originated by the Company through its broker channel and fees paid on such loans by the Company to referring brokers net of points and fees received at origination.

        Origination fees during the three months ended September 30, 2003 were $16.4 million as compared to $13.4 million during the three months ended September 30, 2002. The $3.1 million, or 22.9%, increase in origination fees during the three months ended September 30, 2003 from the amount reported during the comparable three month period during 2002 was attributable primarily to a $4.2 million, or 26.4%, increase in retail origination fees charged at the time of origination in the retail channel, partially offset by a $1.1 million, or 42.8%, increase in yield spread premium, net of points and fees paid by the broker channel. Retail origination fees increased $4.2 million to $19.9 million during the three months ended September 30, 2003 from $15.7 million during the same three month period a year ago. The $4.2 million increase in retail origination fees is primarily due to the $124.6 million, or 27.6%, increase in total retail mortgage loan production during the three months ended September 30, 2003 over total retail mortgage loan production during the three months ended September 30, 2002.

        Yield spread premium, net of points and fees, increased $1.1 million to $3.6 million during the three months ended September 30, 2003 from $2.5 million the same three month period a year ago. The $1.1 million increase in yield spread premium, net of fees, is primarily due to the $403.7 million, or 78.1%, increase in total broker mortgage loan production during the three months ended September 30, 2003 over such production during the same three month period a year ago.

        As previously reported, the Company has, primarily in response to competitive factors and, to a lesser extent, recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products. The weighted average points charged by the Company’s retail channel during the three months ended September 30, 2003 and 2002 were 3.45% and 3.48%, respectively. The Company expects weighted average points charged to decline further in calendar 2003 as the Company expects to continue to reduce points and fees charged in response to increased competition in the current interest rate environment. Yield spread premium, net of points and fees, expressed as a percentage of total broker production was 0.39% and 0.49% during the three months ended September 30, 2003 and 2002, respectively, and was 0.38% during the three months ended June 30, 2003.

Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of the Company’s MSRs. See “Critical Accounting Policies.” Loan servicing revenue was $2.0 million during the three months ended September 30, 2003 compared to $2.8 million during the comparable three month period in 2002. During the three months ended September 30, 2003, servicing, late and prepayment fees declined $1.4 million from amounts reported during the comparable three month period a year ago. The decline was due primarily to the $445.0 million decrease in the size of the Company’s portfolio of mortgage loans in securitization trusts serviced in-house at September 30, 2003 compared to September 30, 2002, together with a decrease in prepayment fees due to the aging of loans in the servicing portfolio beyond the term of their prepayment fee. This was partially offset by a $0.6 million decline in subservicing related expenses and MSR amortization expense during the three months ended September 30, 2003 from the amounts reported during the three months ended September 30, 2002. The Company expects subservicing expense to trend downward in future periods as the balance of loans subserviced declines and expects to continue to sell all of its loan production on a servicing released basis.

        During the three months ended September 30, 2003 and 2002, the Company had in place an arrangement designed to reduce its servicing advance obligations pursuant to which a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($79.0 million at September 30, 2003) in principal amount of loans. As previously reported, the Company had another arrangement in place which expired during the three months ended September 30, 2002, pursuant to which an investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company’s advance obligations.

        Excluding loans serviced on an interim basis, the Company has not added any new loans to the servicing portfolio since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company’s total loan servicing portfolio at September 30, 2003 increased $602.0 million, or 34.6%, to $2.3 billion over $1.7 billion at June 30, 2003, reflecting an increase in loans serviced on an interim basis, offset by loan servicing portfolio runoff during the period. Mortgage loans in securitization trusts serviced by the Company in-house declined $119.0 million to $622.0 million at September 30, 2003 from $741.0 million at June 30, 2003. Moreover, subsequent to September 30, 2003, the Company transferred to the purchasers or their designated servicers approximately $773.2 million of loans, which represented loans sold in whole loan sales during the September 2003 quarter but subserviced by the Company at September 30, 2003 on an interim basis. The Company’s servicing portfolio will continue to be impacted in the future by the Company’s dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. Future loan servicing revenue will be negatively impacted by continued run-off in the Company’s portfolio of mortgage loans in securitization trusts due to the Company’s sale of mortgage loans on a servicing released basis. Run-off in the Company’s portfolio of mortgage loans in securitization trusts could be further exacerbated by the current mortgage interest rate environment which could accelerate prepayment activity of loans. Furthermore, the Company’s portfolio of mortgage loans in securitization trusts will be reduced by the November Trust Call involving $274.8 million of mortgage loans ($290.3 million at September 30, 2003).

Debt Extinguishment Income. As previously reported, during the three months ended September 30, 2002, the Company purchased $7.5 million face amount of its Senior Notes for $6.4 million of cash and recognized $1.1 million of debt extinguishment income. No debt extinguishment income was recognized during the three months ended September 30, 2003.

Interest Income. Interest income includes interest on loans held for sale, discount accretion income associated with the Company’s residual interests and interest on short-term overnight investments. Interest income during the three months ended September 30, 2003 decreased by $3.3 million to $15.3 million from $18.6 million during the three months ended September 30, 2002. The decrease in interest income during the three months ended September 30, 2003 from the amount reported during the comparable three month period a year ago was primarily due to a decline of $2.7 million in accretion to the Company’s residual interests. The Company’s residual interests were at lower balances during the three months ended September 30, 2003 when compared to residual interest levels during the same three month period a year ago. Coupled with the decrease in accretion income during the three months ended September 30, 2003 from amounts reported during the same period a year ago, was a decrease of $0.6 million in interest income on loans held for sale during the three months ended September 30, 2003 from such interest income levels reported during the comparable period a year ago. The decrease in interest income on loans held for sale during the three months ended September 30, 2003 over the amount reported a year ago is attributable to lower weighted average coupon rates during the three months ended September 30, 2003 when compared to coupon rates during the same period a year ago, despite higher outstanding balances of loans held for sale.

Expenses

General. Total expenses during the three months ended September 30, 2003 were $62.8 million compared to $56.8 million during the three months ended September 30, 2002. The $6.0 million increase in total expenses during the three months ended September 30, 2003 over total expenses during the comparable period in 2002 was attributable to increases of $6.8 million, $1.3 million and $2.0 million in personnel expense, production and general and administrative expense, respectively, partially offset by a decline of $4.1 million in interest expense.

Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to the Company’s loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the three months ended September 30, 2003 increased $6.8 million, or 21.8%, to $38.0 million from $31.2 million during the three months ended September 30, 2002. The increase was comprised primarily of a $4.7 million increase in commission compensation earned by retail and broker account executives during the three months ended September 30, 2003 over the same period a year ago due to the $528.3 million, or 54.5%, increase in total production during the three months ended September 30, 2003 over total production during the three months ended September 30, 2002. In addition, the increase was due to $0.9 million of increased salaries resulting from increased staffing levels during the three months ended September 30, 2003 over staffing levels during the comparable period a year ago. Incentive compensation relative to senior management increased $0.1 million during the three months ended September 30, 2003 over the three months ended September 30, 2002. Finally, payroll taxes, medical and other benefit costs increased $1.1 million during the three months ended September 30, 2003 over such expense amounts incurred during the three months ended September 30, 2002.

Production. Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees increased $1.3 million, or 19.4%, to $7.4 million during the three months ended September 30, 2003 over $6.2 million during the three months ended September 30, 2002. The increase in production expense during the three months ended September 30, 2003 from the comparable three month period a year ago is due to increased advertising, appraisal, and credit reporting expenses relative to the $528.3 million, or 54.5%, increase in the Company’s loan origination volumes during the three months ended September 30, 2003 over those during the comparable period a year ago. Production expense expressed as a percentage of total loan origination volume declined to 0.50% during the three months ended September 30, 2003 compared to 0.64% during the three months ended September 30, 2002 due to the increase in total mortgage loan production during the September 2003 quarter over mortgage loan production during the same period a year ago, despite the increase in production expense during the September 2003 quarter.

General and Administrative. General and administrative expenses were $12.7 million during the three months ended September 30, 2003 compared to $10.7 million during the three months ended September 30, 2002. The $2.0 million increase in general and administrative expenses during the three months ended September 30, 2003 over such expenses during the three months ended September 30, 2002 was due primarily to increases of $0.8 million, $0.7 million, $0.3 million and $0.2 million in miscellaneous, professional, corporate related insurance costs and occupancy expenses, respectively. The $0.8 million increase in miscellaneous expenses during the three months ended September 30, 2003 over such expenses during the three months ended September 30, 2002 was due primarily to a $0.5 million provision for estimated uncollectible servicing advances.

        As part of the Company’s on-going cost savings program, the Company is evaluating subleasing opportunities for space it currently occupies that is subject to operating leases. If the Company agrees to sublease such space at lease rates significantly less than existing base lease terms, or if the lease commitments are bought out as a consequence of a negotiated lease termination, the Company could incur a significant charge to earnings.

Interest Expense. Interest expense decreased $4.1 million to $4.7 million during the three months ended September 30, 2003, from $8.8 million during the three months ended September 30, 2002. The decrease in interest expense during the three months ended September 30, 2003 from levels reported during the comparable three month period a year ago resulted primarily from lower interest rates associated with the Company’s revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings in the September 2003 quarter. To a lesser extent, the decrease in interest expense resulted from the extinguishment of the Company’s Senior Notes and a $49.6 million decrease in the 2006 Debentures through the extinguishment of such debt by the Company during the year ended June 30, 2003. The Company’s revolving warehouse and repurchase agreements bear interest rates that are indexed to the one-month LIBOR which, during the three months ended September 30, 2003, declined from levels during the three months ended September 30, 2002. While the Company’s interest costs on its revolving warehouse and repurchase facilities trended down during the three months ended September 30, 2003 from the comparable period a year ago, such interest expense is expected to increase in future periods due to the Company’s continued reliance on external financing arrangements to fund mortgage loan production and expected continued upward pressure on one month LIBOR in coming quarters.

        As a result of extinguishing the remaining $127.9 million of Senior Notes with the $74.1 million Financing Facility ($60.8 million at September 30, 2003) which bears interest at a lower interest rate, the extinguishment of the remaining $4.8 million of 5.5% Convertible Subordinated Debentures due 2012 and the $49.6 million decrease in the 2006 Debentures during the year ended June 30, 2003, the Company expects its interest expense on its nonrevolving indebtedness will be lower in fiscal 2004 compared to fiscal 2003.

Income Taxes. During the three months ended September 30, 2003, the Company recorded an income tax benefit of $18.2 million due to its determination that it is more likely than not that certain future tax benefits, primarily federal net operating loss carry forwards, will be realized as a result of current and future income. Therefore, during the three months ended September 30, 2003, the deferred tax valuation allowance was decreased to recognize higher than previously anticipated net deferred tax assets. During the three months ended September 30, 2002, the Company recorded an income tax provision of $0.6 million which related primarily to taxes on excess inclusion income on the Company’s REMIC trusts and, to a lesser extent, to miscellaneous state tax obligations. Such tax provisions reflect effective tax rates of 5.9% for the three months ended September 30, 2002.

        The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes thereby potentially limiting future net operating loss and certain other future deductions.

Financial Condition

Loans Held for Sale. The Company’s portfolio of loans held for sale increased to $752.8 million at September 30, 2003 from $401.0 million at June 30, 2003 due primarily to total loan originations exceeding total loan dispositions during the three months ended September 30, 2003.

Advances and Other Receivables. Advances and other receivables are comprised of interest and servicing advances; servicing and miscellaneous fees; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The Company funds advances on a recurring basis not otherwise covered by financing arrangements and recovers those advances on a periodic basis.

        Advances and other receivables decreased $0.5 million to $40.8 million at September 30, 2003 from $41.3 million at June 30, 2003. The decrease is primarily attributable to decreases of $2.0 million and $0.1 million in interest and servicing advances and servicing and miscellaneous fees receivable, respectively, partially offset by increases of $1.6 million in accrued interest and other receivables.

        The $2.0 million decrease in servicing and interest advances to the securitization trusts at September 30, 2003 from June 30, 2003 is comprised of $7.3 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $9.3 million of recoveries of such advances during the three months ended September 30, 2003. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The $0.1 million decline in servicing and miscellaneous fees receivable at September 30, 2003 from June 30, 2003 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts during the three months ended September 30, 2003. The $1.6 million increase in accrued interest receivable and other receivables at September 30, 2003 when compared to the balance at June 30, 2003 is due primarily to a $1.2 million increase in accrued interest receivable at September 30, 2003, coupled with a $0.4 million increase in amounts due from counterparties on whole loan sales and other transactions.

        The Company periodically evaluates its accounts receivable for realizability and charges income for amounts deemed uncollectible.

Residual Interests. Residual interests decreased to $115.8 million at September 30, 2003 from $129.2 million at June 30, 2003, reflecting $15.6 million of cash received from the securitization trusts, partially offset by $2.2 million of accretion during the three months ended September 30, 2003.

        As a result of the November Trust Call, the Company called six securitization trusts with underlying residual interests of approximately $63.0 million at September 30, 2003. Adjusted for the November Trust Call, the Company’s residual interests were approximately $53.0 million at September 30, 2003.

Equipment and Improvements, net. Equipment and improvements, net, decreased to $8.4 million at September 30, 2003 from $8.9 million at June 30, 2003 reflecting depreciation and amortization outpacing the capitalization of new equipment and improvement acquisitions during the three months ended September 30, 2003.

Prepaid and Other Assets. Prepaid and other assets decreased to $16.8 million at September 30, 2003 from $17.7 million at June 30, 2003, reflecting amortization of capitalized costs incurred for financing and other arrangements entered into by the Company outpacing the capitalization of such items during the three months ended September 30, 2003. Included in prepaids and other assets at June 30, 2003 were $0.2 million of MSRs which were fully amortized at September 30, 2003. During the three months ended September 30, 2003, the Company did not capitalize any MSRs as all of the Company’s $1.2 billion of total loan dispositions were whole loan sales for cash with servicing released.

Borrowings. As previously reported, on June 30, 2003, the Company redeemed $127.9 million principal balance of its Senior Notes representing all remaining outstanding Senior Notes, at par plus accrued and unpaid interest. The Company funded the redemption of the Senior Notes by borrowing $74.1 million through the Financing Facility and paying the remaining $53.8 million in cash. Borrowings, comprised of $64.4 million outstanding under the Company’s 5.5% Convertible Subordinated Debentures due 2006 (the “2006 Debentures”) and $60.8 million outstanding under the Financing Facility, totaled $125.2 million at September 30, 2003. In comparison, amounts outstanding under the 2006 Debentures and the Financing Facility were $64.4 million and $74.1 million, respectively, or as total of $138.5 million at June 30, 2003. The $13.3 million decline in borrowings at September 30, 2003 from June 30, 2003, represents the Company’s payments on the Financing Facility during the three months ended September 30, 2003.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities increased to $671.3 million at September 30, 2003 from $343.7 million at June 30, 2003 as the result of the increase in loans held for sale due to loan originations during the three months ended September 30, 2003, partially offset by the Company’s loan dispositions during the period. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under the Company’s revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

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

        The Company’s primary sources of liquidity are expected to be (i) fundings under revolving warehouse and repurchase facilities, (ii) securitization and sale of mortgage loans and related servicing rights and (iii) monetization of the overcollateralization in the Company’s portfolio of mortgage loans in securitization trusts. As previously reported, at June 30, 2003, the Company monetized its residual interests and its servicing advances through the Financing Facility. The Company historically had access to working capital financing facilities and the issuance of debt and equity securities to finance its operating cash requirements; however, due to the Company’s substantial retained deficit, the Company does not expect to access to those capital resources in the foreseeable future.

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to finance the origination or purchase of mortgage loans prior to securitization or sale. At September 30, 2003, the Company had total revolving warehouse and repurchase facilities in the amount of $1.2 billion, of which $1.1 billion and $100.0 million were committed and uncommitted, respectively. At September 30, 2003, amounts outstanding under the facilities were $671.3 million. Of the $1.2 billion of revolving warehouse and repurchase facilities available to the Company at September 30, 2003, $200.0 million, $300.0 million, $200.0 million, $200.0 million and $300.0 million mature on November 30, 2003, June 30, 2004, August 27, 2004, September 30, 2004 and October 30, 2004, respectively. While no assurance can be given, the Company anticipates renewing the $200.0 million facility prior to the November 30, 2003 maturity on terms and conditions consistent with those currently in place on the facility.

        Certain of the Company’s warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

        All of the Company’s revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders’ equity, leverage, and net income levels. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments or waivers, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would jeopardize the Company’s ability to continue to operate as a going concern.

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

        During the three months ended September 30, 2003, the Company did not dispose of any of its loans through securitizations and sold all of its $1.2 billion of loan dispositions in whole loan sales for cash. All of the Company’s $920.7 million of loan dispositions during the three months ended September 30, 2002 were sold in whole loan sales for cash. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company’s assumptions used in securitizations. See “Results of Operations—Revenue.”

        In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At September 30, 2003, an additional $56.4 million of overcollateralization was required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts. At September 30, 2003, the Company was required to maintain overcollateralization amounts of $140.3 million, which included the $56.4 million, of which $135.5 million was maintained. The remaining $4.9 million is required to be added to the overcollateralization amounts from future spread income from the mortgage loans in the securitization trusts.

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

Monetization of Overcollateralization in the Company’s Portfolio of Mortgage Loan in Securitization Trusts. The Company had retained residual interests in 13 securitization trusts which had overcollateralization balances of $135.5 million at September 30, 2003. As a result of the November Trust Call, the Company called six securitization trusts with overcollateralization balances at September 30, 2003 of $68.1 million. Of the Company’s remaining seven securitization trusts after the November Trust Call, which had overcollateralization balances at September 30, 2003 of $67.3 million, four securitization trusts with overcollateralization balances of $23.1 million at September 30, 2003 are callable. If the Company calls any additional securitization trusts, the Company receives a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and in cash.

        Other sources of cash previously used by the Company to fund its operations included the monetization of residual interests and servicing advances and debt and equity securities.

Monetization of Residual Interests. As previously reported, on June 30, 2003 the Company borrowed $74.1 million ($60.8 million at September 30, 2003) through the Financing Facility of which $49.2 million ($39.1 million at September 30, 2003) was secured by all of its residual interests.

Monetization of Servicing Advances. The Company pledged certain of its existing servicing advances to collateralize $24.9 million ($21.7 million at September 30, 2003) of the Financing Facility. Future servicing advances related to certain of the Company’s securitization trusts will also collateralize the Financing Facility unless and until it is fully repaid.

The Issuance of Debt and Equity Securities. The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, the Company’s substantial retained deficit has restricted its ability to access its traditional equity and debt sources.

        Since February 1999, the Company has raised $180.2 million through the sale of preferred stock in several phases, consisting of $170.8 million to Capital Z and its designees, $4.7 million to certain members of the Company’s management and $4.7 million to holders of the Company’s common stock. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company’s common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001.

        On June 30, 2003, the Company redeemed its Senior Notes through a $53.8 million cash remittance and by borrowing $74.1 million pursuant to the Financing Facility due December 31, 2004. Under the Financing Facility, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company’s ability to pay certain distributions, including dividends. However, the Company has received a waiver from the lender permitting the Company to pay dividends, if declared, on its preferred stock accrued through December 31, 2003.

        The Company had cash and cash equivalents of approximately $14.3 million at September 30, 2003.

        If the Company’s access to warehouse lines, working capital or the securitization or whole loan markets is restricted, the Company may have to seek additional equity. There can be no assurance that sufficient sources of liquidity will be available to the Company at any given time or that favorable terms will be available. If the Company is unable to maintain sufficient liquidity, the Company would be restricted in the amount of loans that it will be able to produce and sell which would negatively impact profitability and jeopardize the Company’s ability to continue to operate as a going concern.

Risk Management

        At and during the three months ended September 30, 2003, the Company had no hedge instruments in place. At September 30, 2002, the Company had notional amounts of $220.0 million of forward interest rate swap agreements in place to hedge exposure to its inventory and pipeline of loans held for sale.

        Gain on sale of loans during the three months ended September 30, 2002 includes a charge of $7.9 million related to the Company’s hedging activities, of which $7.1 million related to losses on closed forward interest rate swap agreements and $0.8 million related to the Company’s mark to the estimated fair value of forward interest rate swap agreements open at September 30, 2002, respectively. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including charges to earnings on future derivative contracts into which the Company may enter.

Rate Sensitive Derivative Financial Instruments, Rate Sensitive Assets and Liabilities and Off-Balance Sheet Activities

Sale of Loans—Securitizations and Whole Loan Sales—Interest Rate Risk. A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are either sold or securitized within 90 days of origination or purchase. However, a portion of the loans is held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon sale or securitization, this would result in a reduction of the Company’s related gain on sale. From time to time, the Company mitigates exposure to rising interest rates through the use of forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

Rate sensitive assets and liabilities. At September 30, 2003, the Company’s $752.8 million inventory of loans held for sale was comprised of $353.3 million and $399.5 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 7.59% and 7.69%, respectively. The weighted average interest rate on the Company’s total inventory of loans held for sale was 7.64% at September 30, 2003. In comparison, at June 30, 2003 the Company’s $401.0 million inventory of loans held for sale was comprised of $165.8 million and $235.2 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 7.79% and 7.65%, respectively. The weighted average interest rate on the Company’s total inventory of loans held for sale was 7.72% at June 30, 2003.

        At September 30, 2003, the Company had aggregate outstanding funded indebtedness of $796.6 million, of which $732.2 million and $64.2 million bore variable and fixed interest rates, respectively. At September 30, 2003, the weighted average interest rate on the Company’s $732.1 million of outstanding revolving warehouse and repurchase facilities and the Financing Facility was 2.33%. All of the Company’s revolving warehouse and repurchase facilities and the Financing Facility were indexed to one-month LIBOR which, at September 30, 2003, was 1.12%. The weighted average interest rate on the Company’s $64.4 million of outstanding fixed rate borrowings was 5.5% at September 30, 2003. In comparison, at June 30, 2003 the weighted average interest rate on the Company’s $417.8 million of outstanding revolving warehouse and repurchase facilities and the Financing Facility was 2.52%. At June 30, 2003, the one-month LIBOR was 1.12%. The weighted average interest rate on the Company’s $64.4 million of outstanding fixed rate borrowings was 5.5% at June 30, 2003.

Residual Interests and MSRs. The Company had residual interests of $115.8 million and $129.2 million outstanding at September 30, 2003 and June 30, 2003, respectively. The Company had no MSRs outstanding at September 30, 2003 and $0.2 million at June 30, 2003. Both of these instruments were recorded at estimated fair value. The Company values these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 13.8% and 13.5% at September 30, 2003 and June 30, 2003, respectively. The weighted average life of the mortgage loans used for valuation was 1.9 years at both September 30, 2003 and June 30, 2003.

        The residual interests are subject to actual prepayment or credit loss risk in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or credit losses be below expectations.

Fair Value of Financial Instruments. The Company’s financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, advances and other accounts receivables and revolving warehouse and repurchase facilities. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company’s revolving warehouse and repurchase agreements approximates fair value when valued using available quoted market prices.

Credit Risk. The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

Warehousing Exposure. The Company utilizes revolving warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization or sale in the whole loan markets. At September 30, 2003, the Company had total revolving warehouse and repurchase facilities available in the amount of $1.2 billion, of which $1.1 billion and $100.0 million was committed and uncommitted, respectively, and the total amount outstanding on these facilities was $671.3 million. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and/or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Item 4. Controls and Procedures. At the end of the period covered by this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company becomes involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business. In the opinion of the Company, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on its consolidated financial position and results of operations.

Item 2. Changes in Securities—None

Item 3. Defaults upon Senior Securities—None

Item  4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index

(b)	The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

On July 2, 2003, the Company filed a Form 8-K (dated May 31, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

On July 2, 2003, the Company filed a Form 8-K (dated July 1, 2003) announcing the redemption expiration date of its Exchange Offer had been extended to 5:00 p.m., New York City time, on Friday, July 19, 2002 of its outstanding 9.125% Senior Notes due 2003 and outstanding 5.5% Convertible Subordinated Debentures due 2012.

On July 30, 2003, the Company filed a Form 8-K (dated June 30, 2003) reporting the delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On September 30, 2003, the Company filed a Form 8-K (dated September 29, 2003) reporting fiscal 2003 and fourth quarter results.

AAMES FINANCIAL CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

AAMES FINANCIAL CORPORATION
Date: November 14, 2003
	By:	/s/Ronald J. Nicolas, Jr.

Ronald J. Nicolas, Jr. Executive Vice President--Finance and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant, as amended (2)
4.1	Specimen certificate evidencing Common Stock of Registrant (3)
4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (3)
4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (1)
4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (3)
4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (1)
4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (3)
4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (1)
4.8	Certificate of Designations for Series E Preferred Stock of Registrant (1)
4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (4)
10.33(g)	Amendment No. 9, dated as of October 31, 2003, with respect the Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Restated to and including March 21, 2002, by and between Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.
10.35(c)	Notice of Extension, dated as of October 31, 2003, with respect to the Revolving Credit and Security Agreement dated as of July 1, 2003, between Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending
10.36(c)	Amendment No. 2, dated as of October 31, 2003, with respect the Master Loan and Security Agreement, dated as of July 22, 2003, between Aames Capital Corporation and Citigroup Global Markets Reality Corp.
11	Computation of Basic and Diluted Income per Common Share
31.1	Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ronald J. Nicolas, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Incorporated by reference from the registrant's registration statement on Form S-8, file number 333-108915, filed with the Commission on September 18, 2003

(2)	Incorporated by reference from registrant's annual report on Form 10-K for the year ended June 30, 1999, filed with the Commission on September 3, 1999

(3)	Incorporated by reference from the registrant's Form 10-K for the year ended June 30, 2000, filed with the Commission on September 28, 2000

(4)	Incorporated by reference from registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on July 3, 1996