Form 10-Q
period 2003-12-31
AAMES FINANCIAL CORP/DE
filed 2004-02-17
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003
or

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

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No       ☒

              At February 10, 2004, Registrant had 7,156,775 shares of common stock outstanding.

Item No.		Page Number

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003 (Unaudited)	June 30, 2003 (Audited)
ASSETS

Cash and cash equivalents	$ 11,611,000	$ 23,860,000
Loans held for sale, at lower of cost or market	690,868,000	401,001,000
Advances and other receivables	21,183,000	41,315,000
Residual interests, at estimated fair value	51,979,000	129,232,000
Deferred income taxes	16,206,000	--
Equipment and improvements, net	9,063,000	8,928,000
Prepaid and other	15,274,000	17,676,000

Total assets	$ 816,184,000	$ 622,012,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings	$ 87,217,000	$ 138,512,000
Revolving warehouse and repurchase facilities	603,051,000	343,675,000
Accounts payable and accrued expenses	34,553,000	32,544,000
Accrued dividends on convertible preferred stock	--	51,232,000
Income taxes payable	--	3,075,000

Total liabilities	724,821,000	569,038,000

Commitments and contingencies
Stockholders' equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares
authorized; none outstanding	--	--
Series B Convertible Preferred Stock, par value $0.001 per share;
29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share;
34,500,000 and 61,230,000 shares authorized; 19,800,000 shares and
20,175,000 shares outstanding	20,000	20,000
Series D Convertible Preferred Stock; par value $0.001 per share;
108,566,000 shares authorized; 59,920,000 shares and 59,923,000 shares
outstanding	60,000	60,000
Series E Preferred Stock; par value $0.001 per share; 26,700,000 shares
authorized; none outstanding	--	--
Common Stock, par value $0.001 per share; 400,000,000 shares authorized;
7,057,000 shares and 6,699,000 shares outstanding	7,000	7,000
Additional paid-in capital	417,980,000	418,118,000
Retained deficit	(326,731,000)	(365,258,000)

Total stockholders' equity	91,363,000	52,974,000

Total liabilities and stockholders' equity	$ 816,184,000	$ 622,012,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Gain on sale of loans	$ 50,624,000	$ 32,527,000	$ 90,145,000	$ 64,059,000
Write-down of residual interests	--	(31,923,000)	--	(31,923,000)
Origination fees	15,996,000	14,315,000	32,436,000	27,690,000
Loan servicing	2,177,000	2,329,000	4,177,000	5,084,000
Debt extinguishment income	--	26,005,000	--	27,092,000
Interest	17,317,000	20,743,000	32,596,000	39,357,000

Total revenue, including
write-downs of residual
interests	86,114,000	63,996,000	159,354,000	131,359,000

Expenses:
Personnel	42,864,000	35,655,000	80,893,000	66,877,000
Production	8,347,000	5,652,000	15,774,000	11,815,000
General and administrative	12,322,000	10,919,000	24,974,000	21,596,000
Interest	5,184,000	8,122,000	9,846,000	16,891,000

Total expenses	68,717,000	60,348,000	131,487,000	117,179,000

Income before income taxes	17,397,000	3,648,000	27,867,000	14,180,000
Provision (benefit) for income taxes	217,000	1,568,000	(17,976,000)	2,186,000

Net income	$ 17,180,000	$ 2,080,000	$ 45,843,000	$ 11,994,000

Net income to common stockholders:
Basic	$ 13,342,000	$ 47,000	$ 38,527,000	$ 6,138,000

Diluted	$ 17,702,000	$ 47,000	$ 46,888,000	$ 11,994,000

Net income per common share:
Basic	$ 1.90	$ 0.01	$ 5.54	$ 0.94

Diluted	$ 0.17	$ 0.01	$ 0.45	$ 0.13

Weighted average number of common
shares outstanding:
Basic	7,030,000	6,513,000	6,954,000	6,498,000

Diluted	104,642,000	6,513,000	104,387,000	92,045,000

  See accompanying notes to condensed consolidated financial statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2003	2002
Operating activities:
Net income	$ 45,843,000	$ 11,994,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,024,000	2,080,000
Write-down of residual interests	--	31,923,000
Accretion of residual interests	(3,385,000)	(9,664,000)
Deferred income taxes	(19,272,000)	--
Debt extinguishment income	--	(27,092,000)
Changes in assets and liabilities:
Loans held for sale originated	(3,156,897,000)	(2,275,893,000)
Proceeds from sale of loans held for sale	2,867,030,000	2,109,642,000
Decrease in:
Advances and other receivables	19,982,000	4,868,000
Residual interests	80,638,000	23,282,000
Prepaid and other	2,402,000	1,394,000
Increase (decrease) in:
Accounts payable and accrued expenses	2,009,000	962,000
Income taxes payable	(9,000)	15,000

Net cash used in operating activities	(159,635,000)	(126,489,000)

Investing activities:
Purchases of equipment and improvements	(2,159,000)	(972,000)

Net cash used in investing activities	(2,159,000)	(972,000)

Financing activities:
Reduction in borrowings	(51,295,000)	(36,767,000)
Net proceeds from revolving warehouse and repurchase facilities	259,376,000	160,438,000
Payment of preferred stock dividends	(58,548,000)	--
Proceeds from exercise of common stock options	12,000	85,000
Net cash provided by financing activities	149,545,000	123,756,000

Net decrease in cash and cash equivalents	(12,249,000)	(3,705,000)
Cash and cash equivalents at beginning of period	23,860,000	17,391,000

Cash and cash equivalents at end of period	$ 11,611,000	$ 13,686,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Basis of Presentation

        The condensed consolidated financial statements of Aames Financial Corporation, a Delaware corporation (the “Parent”), and its subsidiaries (collectively, with the Parent, the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

        The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and six months ended December 31, 2003 are not necessarily indicative of the results expected for the full fiscal year.

        At December 31, 2003, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) owned preferred stock representing approximately 43.1% of the Company’s combined voting power in the election of directors and approximately 90.1% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members’ terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company’s direction and policies.

Note 2: Guaranty Arrangements

        The Parent has guaranteed amounts outstanding under certain revolving warehouse and repurchase agreements pursuant to which certain of its wholly-owned operating subsidiaries are the contractual borrowers. The Parent has also guaranteed amounts outstanding under a borrowing facility, secured by one of the operating subsidiary’s residual interests and certain of that subsidiary’s advance receivables (the “Financing Facility”), pursuant to which that subsidiary is the contractual borrower. The Parent’s guarantees are full, complete and unconditional. On November 17, 2003, the Company made a $33.0 million principal reduction on the Financing Facility and Capital Z was released from its role as a limited guarantor on the Financing Facility.

Note 3: Per Share Data

        The following table sets forth information regarding basic and diluted net income per common share for the three and six months ended December 31, 2003 and 2002 (amounts in thousands, except per share data):

	Three Months Ended Decembe 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Basic net income per common share:
Net income	$ 17,180	$ 2,080	$ 45,843	$ 11,994
Less: Accrued dividends on Series B, C
and D Convertible Preferred Stock	(3,838)	(2,033)	(7,316)	(5,856)

Basic net income to common stockholders	$ 13,342	$ 47	$ 38,527	$ 6,138

Basic weighted average number of common
shares outstanding	7,030	6,513	6,954	6,498

Basic net income per common share	$ 1.90	$ 0.01	$ 5.54	$ 0.94

Diluted net income per common share:
Basic net income to common
stockholders	$ 13,342	$ 47	$ 38,527	$ 6,138
Plus: Accrued dividends on Series B,
C and D Preferred Stock	3,838	--	7,316	5,856
Interest on 5.5% Convertible
Subordinated Debentures	522	--	1,045	--

Diluted net income to common stockholders	$ 17,702	$ 47	$ 46,888	$ 11,994

Basic weighted average number of
common shares outstanding	7,030	6,513	6,954	6,498
Plus incremental shares from assumed:
Conversions of:
Series B, C and D Convertible
Preferred Stock	85,136	--	85,439	85,547
5.5% Convertible Subordinated
Debentures	824	--	824	--
Exercise of:
Common stock options	8,137	--	7,805	--
Warrants	3,515	--	3,365	--

Diluted weighted average number of common
shares outstanding	104,642	6,513	104,387	92,045

Diluted net income per common share	$ 0.17	$ 0.01	$ 0.45	$ 0.13

Note 4: Pro forma Stock Based Compensation

        The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123", the Company’s net income and basic and diluted income per common share during the three and six months ended December 31, 2003 and 2002 would have reflected the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income:
As reported	$17,180	$ 2,080	$45,843	$11,994
Pro forma	16,855	1,729	45,240	11,323
Basic net income (loss) to common stockholders:
As reported	13,342	47	38,527	6,138
Pro forma	13,017	(304)	37,924	5,467
Diluted net income (loss) to common stockholders:
As reported	17,702	47	46,888	11,994
Pro forma	17,377	(304)	46,285	11,323
Basic net income (loss) per common share:
As reported	1.90	0.01	5.54	0.94
Pro forma	1.85	(0.05)	5.45	0.84
Diluted net income (loss) per common share:
As reported	0.17	0.01	0.45	0.13
Pro forma	0.17	(0.05)	0.44	0.12

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31				Six Months Ended December 31,
	2003		2002		2003		2002

Dividend yield	0.00%		0.00%		0.00%		0.00%
Expected volatility	103.00%		118.00%		111.00%		118.00%
Risk-free interest rate	3.02%		3.18%		3.02%		3.18%
Expected life of option	4.5 y	ears	4.5 y	ears	4.5 y	ears	4.5 y	ears

The pro forma stock based compensation cost, net of tax effect was $0.3 million and $0.4 million during the three months ended December 31, 2003 and December 31, 2002, respectively, and was $0.6 million and $0.7 million during the six months ended December 31, 2003 and 2002, respectively.

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

        The Company has recognized that it is more likely than not that certain future tax benefits, primarily net operating loss carry forwards, will be realized as a result of future income. Accordingly, during the three and six months ended December 31, 2003, the Company decreased its deferred tax valuation allowance to recognize higher than previously anticipated net deferred tax assets. During the three months ended December 31, 2003, the Company decreased its deferred tax valuation allowance by $1.7 million to recognize higher than previously anticipated net deferred tax assets for federal purposes and provided $1.9 million for state taxes. During the six months ended December 31, 2003, the Company decreased its deferred tax valuation allowance by approximately $19.3 million to recognize deferred tax assets. During the three and six months ended December 31, 2002, the Company provided $1.6 million and $2.2 million, respectively, for taxes, substantially all of which related to tax on excess inclusion income on the securitization trusts.

Note 6: Borrowings and Debt Extinguishment Income

        On December 13, 2002, the Company consummated its offer to exchange (the “Exchange Offer”) its newly issued 5.5% Convertible Subordinated Debentures due 2012 (the “New Debentures”) for its outstanding 5.5% Convertible Subordinated Debentures due 2006 (the “Existing Debentures”). The Company exchanged $49.6 million of the outstanding Existing Debentures that were tendered and issued an equal amount of New Debentures. On December 23, 2002, the Company redeemed $19.8 million, or 40.0%, of the principal amount outstanding on the New Debentures through a scheduled mandatory sinking fund payment. On December 31, 2002, SFP forgave $25.0 million principal balance of its New Debentures due it from the Company. At December 31, 2003, amounts outstanding under the Existing Debentures were $64.4 million. The $4.8 million of New Debentures were fully redeemed on June 30, 2003.

        During the three months ended December 31, 2002, the Company recorded $26.0 million of debt extinguishment income which was comprised of $25.0 million related to SFP’s forgiveness of its holdings of the Company’s New Debentures and $1.0 million related to the Company’s extinguishment of $11.5 million of its 9.125% Senior Notes due November 2003 (the Senior Notes”) at a discount from par for $10.5 million of cash. The Senior Notes were fully redeemed on June 30, 2003. During the six months ended December 31, 2002, the Company recorded $27.1 million of debt extinguishment income comprised of the $25.0 million discussed immediately above plus $1.1 million related to the Company’s purchase of $7.5 million face amount of its Senior Notes for $6.4 million of cash during the three months ended September 30, 2002.

Note 7. Stockholders’ Equity

        During the three months ended December 31, 2003, the Company cancelled 30,000 shares of Series C Convertible Preferred Stock. On December 23, 2003 and December 31, 2003, the Company paid $55.7 million and $2.9 million, respectively, or an aggregate of $58.6 million, of dividends on its Series B, Series C and Series D Convertible Preferred Stock. On September 16, 2003, the Company amended and restated its certificate of incorporation permitting the Company to issue up to 26.7 million shares of Series E Preferred Stock, par value $0.001 per share, and reduced the number of authorized shares of Series C Convertible Preferred Stock accordingly.

Note 8: Reclassifications

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

Special Note Regarding Forward-Looking Information

        From time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company’s business include the following: increases in mortgage lending interest rates; adverse changes in the secondary market for mortgage loans; decline in real estate values; limited cash flow to fund operations; dependence on short-term financing facilities; concentration of operations in California, Florida and Texas; extensive government regulation; intense competition in the mortgage lending industry and the condition of the U.S. economy and financial system. For a more complete discussion of these risks and uncertainties, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and subsequent filings by the Company with the United States Securities and Exchange Commission.

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

        The Company’s principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. The Company believes these borrowers continue to represent an underserved niche of the home equity loan market and present an opportunity to earn a superior return for the risk assumed. The residential mortgage loans originated by the Company, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness, to finance other consumer needs, to purchase homes and, to a lesser extent, to refinance existing mortgage indebtedness.

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

        The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its loan production; (ii) reducing its unit cost of production; and (iii) maintaining adequate liquidity and access to the capital markets.

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

Reducing Its Unit Cost of Production. The Company intends to reduce its unit cost of production by leveraging its investment in its origination technology platform, increasing the amount of automation in the loan origination process and increasing the scale of the origination business driving fixed costs down as a percentage of overall production costs. The Company will also continue its on-going effort of identifying opportunities for cost reductions across all levels of the Company’s operations.

        The recent volatility in mortgage rates and the resulting less favorable mortgage interest rate environment has reduced the overall demand for mortgage loans generally. While the Company has not to date experienced a reduced demand for its mortgage loan products specifically, and while no assurances can be made, should that event occur the Company expects to be responsive to such changes in market conditions by reducing its loan origination costs in light of reduced loan origination levels.

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

Recent Events

        During the three months ended December 31, 2003, the Company recorded net income of $17.2 million compared to $2.1 million of net income during the comparable three month period a year ago.

        Total revenue during the three months ended December 31, 2003 increased $22.1 million to $86.1 million from $64.0 million during the comparable three month period a year ago. During the three months ended December 31, 2003, the Company did not record any debt extinguishment income and did not write down its residual interests. Total revenue during the three months ended December 31, 2002 includes $26.0 million of debt extinguishment income. Total revenue during the three months ended December 31, 2002 also includes a $31.9 million write-down to the Company’s residual interests. Excluding the $26.0 million of debt extinguishment income and the $31.9 million write-down to the residual interests during the three months ended December 31, 2002, operating revenue increased $16.2 million during the three months ended December 31, 2003 from operating revenue during the comparable three month period in 2002. The $16.2 million increase in operating revenue was comprised of increases of $18.1 million and $1.7 million, respectively, in gain on sale of loans and in origination fees, respectively, partially offset by decreases of $3.4 million and $0.2 million in interest income and loan servicing income, respectively.

        Total expenses during the three months ended December 31, 2003 increased $8.4 million to $68.7 million from $60.3 million during the three months ended December 31, 2002. The increase in expenses during the three months ended December 31, 2003 from expenses reported during the comparable three month period a year ago was attributable primarily to increases of $7.2 million, $1.4 million and $2.7 million in personnel, general and administrative and production expenses, respectively, partially offset by a $2.9 million decrease in interest expense.

        As previously reported, on December 23, 2003 and December 31, 2003, the Company made dividend payments of $55.7 million and $2.9 million, respectively, on its Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock (collectively, the “Preferred Stock”). The Company had previously obtained waivers from certain lenders permitting the Company to pay the dividend on its Preferred Stock.

        As previously reported, on November 12, 2003, the Company called six securitization trusts (the “November Trust Call”) with an unpaid principal balance of $274.8 million of mortgage loans. As master servicer of the mortgage loans in the securitization trusts, the Company had the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts is less than or equal to 10.0% of the original mortgage loan balance. The principal benefit of calling securitization trusts was to improve the Company’s liquidity position. When the Company called the securitization trusts, the Company received a majority of the overcollateralization balance in a combination of mortgage loans in the securitization trusts and in cash. The Company sold the $274.8 million of mortgage loans from the six securitization trusts. As a result of the November Trust Call, the Company received proceeds of approximately $78.2 million and repaid the financing facility secured by its residual interests and certain of its servicing advances (the “Financing Facility”) by approximately $34.5 million. Upon paydown of the Financing Facility, the limited guaranty on the Financing Facility by Capital Z Financial Services Fund II, L.P., a Bermuda partnership (“Capital Z”), an affiliate of Specialty Finance Partners, the Company’s largest stockholder (“SFP”) was extinguished. The Company used a portion of the remaining proceeds from the November Trust Call to pay the preferred stock dividend.

        On December 1, 2003, the Company renewed a $200.0 million revolving warehouse and repurchase facility with a new maturity of December 1, 2004, maintaining the total capacity under its total revolving warehouse and repurchase facilities at $1.2 billion of which $1.1 billion was committed and $100.0 million was uncommitted, unchanged from September 30, 2003.

Mortgage Loan Production. The Company originates mortgage loans through its retail and broker production channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers, which produce loans primarily through affiliations with sites on the Internet. The Company’s broker channel produces loans through account executives working throughout the United States, including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis, and by sourcing loans through telemarketing and the Internet. The Company generally underwrites the loans it originates to its underwriting guidelines and, to a lesser extent, to the underwriting guidelines of its investors in the secondary markets, and appraises the collateral on every loan it originates. The underwriting of a mortgage loan to be originated by the Company generally includes a review of the completed loan package, including the loan application, a current appraisal, a preliminary title report and a credit report.

        The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

	Three Months Ended			Six Months Ended
	December 31,		September 30,	December 31,

	2003	2002	2003	2003	2002
Retail:
Retail branch network	$ 521,678	$ 372,542	$ 457,706	$ 979,384	$ 694,457
National Loan Centers	70,183	143,691	119,108	189,291	273,990

Total retail	591,861	516,233	576,814	1,168,675	968,447

Broker:
Regional broker operations
centers (1)	875,755	702,928	751,678	1,627,434	1,168,091
Telemarketing and Internet	191,872	87,574	168,917	360,788	139,355

Total broker	1,067,627	790,502	920,595	1,988,222	1,307,446

Total production	$1,659,488	$1,306,735	$1,497,409	$3,156,897	$2,275,893

(1)

Includes the purchase of closed loans on a flow basis from correspondents of $0.2 million, $0.9 million and $3.9 million during the three months ended December 31, 2003, 2002 and September 30, 2003, respectively, and $4.1 million and $4.2 million during the six months ended December 31, 2003 and 2002, respectively.

Total Loan Production. Total loan production during the three months ended December 31, 2003 increased $162.1 million, or 10.8%, to $1.7 billion over the $1.5 billion reported during the three months ended September 30, 2003, and increased $352.8 million, or 27.0%, over the $1.3 million of total loan production reported during the three months ended December 31, 2002. Total loan production during the six months ended December 31, 2003 increased $881.0 million, or 38.7%, to $3.2 billion over the $2.3 billion of total loan production during the six months ended December 31, 2002. Total loan production during the three and six months ended December 31, 2003 increased due to the combination of the Company's adoption of new mortgage loan product guidelines, continued strong demand for subprime products in the generally favorable mortgage interest rate environment prevailing  in the marketplace, and improved geographic diversification in the broker channel.

Retail Production. The Company”s total retail production was $591.9 million during the three months ended December 31, 2003, an increase of $15.1 million, or 2.6%, over the $576.8 million reported during the three months ended September 30, 2003, and an increase of $75.6 million, or 14.7%, over the $516.2 million of total retail production during the three months ended December 31, 2002. During the six months ended December 31, 2003, total retail production was $1.2 billion, an increase of $200.2 million, or 20.7%, over the $968.4 million of total retail production during the six months ended December 31, 2002.

        Retail Branch Network

        The Company”s retail branch network production was $521.7 million during the three months ended December 31, 2003, an increase of $64.0 million, or 14.0%, over the $457.7 million of retail branch network production reported during the three months ended September 30, 2003, and an increase of $149.1 million, or 40.0%, over the $372.5 million reported during the three months ended December 31, 2002. During the six months ended December 31, 2003, retail branch network production was $979.4 million, an increase of $284.9 million, or 41.0%, over the $694.5 million of mortgage loan production during the comparable six month period a year ago.

        National Loan Centers

        Mortgage loan production from the Company's National Loan Centers, which primarily originate loans through affiliations with certain Internet sites, decreased $48.9 million, or 41.1% to $70.2 million during the three months ended December 31, 2003 from $119.1 million during the three months ended September 30, 2003, and decreased $73.5 million, or 51.2%, from the $143.7 million of loan production reported during the three months ended December 31, 2002. During the six months ended December 31, 2003, the National Loan Centers' production was $189.3 million, a decrease of $84.7 million, or 30.9%, from the $274.0 million of production during the comparable six month period a year ago. The decrease in the National Loan Centers' production during the three and six months ended December 31, 2003 compared to their production during the three and six months ended December 31, 2002 was due to a decline in the effectiveness of marketing leads from Internet sites, together with changes in processing and underwriting in the National Loan Centers implemented during the past year designed to improve productivity and value in the channel over the long term, but which were disruptive to loan production during implementation. The Company is changing the marketing lead strategy of the National Loan Centers to better utilize leads from other areas and decrease the reliance on marketing leads from the Internet in order to increase production in the National Loan Centers.

        Broker Production. The Company”s total broker production increased $147.0 million, or 16.0%, to $1.1 billion during the three months ended December 31, 2003 over the $920.6 million of total broker production reported during the three months ended September 30, 2003, and increased $277.1 million, or 35.1%, over the $790.5 million reported during the three months ended December 31, 2002. During the six months ended December 31, 2003, total broker mortgage loan production increased $680.8 million, or 52.1%, to $2.0 billion over the $1.3 billion of total broker production during six months ended December 31, 2002.

        Regional Broker Operations Centers

        Mortgage loan production from the regional broker operations centers during the three months ended December 31, 2003 was $875.8 million, an increase of $124.1 million and $172.8 million, or 16.5% and 24.6%, respectively, over the $751.7 million and $702.9 million, respectively, of such production during the three months ended September 30, 2003 and December 31, 2002, respectively. During the six months ended December 31, 2003, mortgage loan production through the Company”s regional broker operations centers was $1.6 billion, an increase of $459.3 million, or 39.3%, over the $1.2 billion of such production during the six months ended December 31, 2002. In November 2003, the Company added a regional broker operations center in the northeastern United States, which enabled the Company to increase its production in that region.

        Broker Telemarketing and Internet

        Broker mortgage loan production through telemarketing and the Internet was $191.9 million during the three months ended December 31, 2003, an increase of $23.0 million, or 13.6%, over the $168.9 million reported during the three months ended September 30, 2003, and an increase of $102.3 million over the $89.6 million reported during the three months ended December 31, 2002. During the six months ended December 31, 2003, broker mortgage loan production through telemarketing and the Internet was $360.8 million, an increase of $221.4 million, or 158.8%, over the $139.4 million reported during the six months ended December 31, 2002.

        Through its "Broker Direct" program, the Company makes outbound telemarketing calls to brokers that have been inactive for the past 90 days and brokers who are not currently doing business with the Company or are outside the geographic areas served by the loan officers. The Company also obtains leads through its internet web site "Aamesdirect.com". The Company expects "Broker direct" to continue to generate an increasing dollar amount and percentage of broker loan production in the coming quarters as general market acceptance by brokers of broker telemarketing and Internet use grows and the Company continues to enhance its "Broker Direct" capabilities.

        The following table sets forth the number of retail branches and broker operations centers operated by the Company at December 31, 2003 and 2002:

	December 31,
	2003	2002

Retail branches	93	92
National Loan Centers	2	2
Regional broker operations centers	5	4

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

        During the three months ended December 31, 2003, total mortgage loan dispositions increased $528.5 million, or 44.6%, to $1.7 billion over the $1.2 billion of total loan dispositions reported during the three months ended September 30, 2003, and increased $538.7 million, or 45.8%, over the $1.2 billion of total loan dispositions during the three months ended December 31, 2002. Total loan dispositions during the six months ended December 31, 2003 increased $804.2 million, or 38.4%, to $2.9 billion over the $2.1 billion of total loan dispositions reported during the comparable six month period a year ago. All of the Company’s $1.7 billion and $2.9 billion of loan dispositions during the three and six months ended December 31, 2003, respectively, were in the form of whole loan sales for cash. The Company’s sole reliance on whole loan sales as its loan disposition strategy during the three and six months ended December 31, 2003 was due to attractive pricing conditions prevailing in the whole loan sale markets. During the three months ended December 31, 2002, loans sold in securitizations and whole loan sales for cash were $315.0 million and $861.0 million, respectively. During the six months ended December 31, 2002, loans sold in securitizations and whole loan sales for cash were $315.0 million and $1.8 billion, respectively. Changes in the secondary mortgage markets, the current interest rate environment and the current economic climate could affect the mix in the composition of the Company’s strategy of selling loans in the form of securitizations or whole loan sales.

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

Loan Servicing. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. As a means to maximize cash flow from securitizations, the Company has, since January 2000, been selling the servicing rights in securitizations for cash. Moreover, the Company does not retain servicing on loans it sells in whole loan sale markets.

        The Company’s servicing portfolio consists mainly of mortgage loans securitized prior to January 1, 2000 for which the Company retained servicing and loans serviced on an interim basis, consisting of loans held for sale and loans subserviced for others on an interim basis.

        The following table sets forth certain information regarding the Company’s servicing portfolio at December 31, 2003 and 2002 and June 30, 2003 (dollars in millions):

	December 31,		June 30,
	2003	2002	2003
Mortgage loans serviced:
Loans serviced on an interim basis	$ 1,975.0	$ 953.0	$ 911.0	.0
Loans in securitization trusts	291.0	1,417.0	741.0	.0

Serviced in-house	2,266.0	2,370.0	1,652.0	.0
Loans in securitization trusts
subserviced by others	68.0	105.0	88.0	.0

Total servicing portfolio	$ 2,334.0	$ 2,475.0	$ 1,740.0	.0

Percentage serviced in-house	97.1%	95.8%	94.9%

        Excluding loans serviced on an interim basis, the Company has not added any new loans to the servicing portfolio since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released since that time. The Company’s total servicing portfolio at December 31, 2003 increased $594.0 million, or 34.1%, over $1.7 billion at June 30, 2003, reflecting an increase in loans serviced on an interim basis partially offset by a decline in loans in securitization trusts due to the Company’s call of certain securitization trusts and loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations. The Company’s portfolio of mortgage loans serviced on an interim basis increased $1.1 billion to $2.0 billion at December 31, 2003 over $911.0 million at June 30, 2003, and increased $1.0 billion over the $953.0 million of mortgage loans serviced on an interim basis at December 31, 2002. The increase at December 31, 2003 was attributable to the Company’s increased mortgage loan production volumes resulting in higher loans held for sale serviced by the Company on its own behalf and to increased loan disposition volumes resulting in increased interim servicing for loan buyers who have not transferred the loans to new servicers.

        The Company’s portfolio of mortgage loans in securitization trusts serviced in-house, declined by $450.0 million, or 60.7%, to $291.0 million at December 31, 2003 from $741.0 million at June 30, 2003 due primarily to the November Trust Call which caused the Company’s portfolio of mortgage loans in securitization trusts to decline by $274.8 million and, to a lesser extent, portfolio run-off. The Company’s $291.0 million portfolio of mortgage loans in securitization trusts serviced in-house at December 31, 2003 reflected a decrease of $1.1 billion, or 79.5%, from the $1.4 billion at December 31, 2002. The decrease is due to the Company calling seventeen securitization trusts and, to a lesser extent, to servicing portfolio run-off, in the form of principal amortization, prepayments and liquidations. In general, the Company’s portfolio of mortgage loans in securitization trusts serviced in-house will continue to decline from run-off and as a result of all of its new mortgage loans being sold servicing released.

        Moreover, four of the remaining seven securitization trusts, which had a mortgage loan balance at December 31, 2003 of $92.5 million out of $358.7 million in the total portfolio of mortgage loans in securitization trusts were callable at December 31, 2003. The Company’s portfolio of mortgage loans in securitization trusts would be reduced further were the Company to decide to call any of these four securitization trusts.

        The following table sets forth delinquency, foreclosure, and loss information of the Company’s servicing portfolio at or during the periods indicated:

	At or during the
	Six Months Ended December 31,		Year Ended June 30,
	2003	2002	2003	2002	2001
	(Dollars in thousands)
Percentage of dollar amount of delinquent loans to
loans serviced (period end)(1)(2):
One month	0.4%	0.7%	0.7%	0.7%	1.7%
Two months	0.3	0.3	0.3	0.5	0.7
Three or more months:
Not foreclosed(3)	2.8	6.0	7.2	7.4	8.9
Foreclosed(4)	0.3	0.7	0.8	1.0	1.7

Total	3.8%	7.7%	9.0%	9.6%	13.0%

Percentage of total dollar amount of delinquent
Loans in:
Loans serviced on an interim basis	0.8	1.1	1.3	1.5	2.4%
Loans in securitization trusts serviced in-house
And by others	20.4	16.6	17.4	15.7	16.8
Percentage of dollar amount of loans foreclosed
during the period to servicing portfolio(2)(6)	0.3	0.7	1.3	2.2	3.0
Number of loans foreclosed during the period	91	242	417	780	1,238
Principal amount of foreclosed loans during the
period	$ 5,524	$ 16,932	27,703	$ 56,419	$ 89,884
Number of loans liquidated during the period	269	579	1,033	1,624	2,479
Net losses on liquidations during the period(5)	$ 10,180	$ 20,029	35,669	$ 67,444	$ 91,754
Percentage of annualized losses to servicing
portfolio(2)(6)	1.9%	1.6%	1.6%	2.6%	3.0%
Servicing portfolio at period end	$ 2,334,000	$ 2,475,000	$ 1,740,000	$2,308,000	$ 2,717,000

_________________

(1)	Delinquent loans are loans for which more than one payment is due.

(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated, including loans serviced on an interim basis of $2.0 billion and $953.0 million at December 31, 2003 and 2002, respectively, and $911.0 million, $991.0 million and $722.0 million at June 30, 2003, 2002 and 2001, respectively.

(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(4)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(5)	Represents losses, net of gains, on properties sold through foreclosed or other default management activities during the period indicated.

(6)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicers during the related periods indicated.

        The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to the inclusion of lower credit grade mortgage loans in the securitization trusts. Delinquent loans (by principal balance) decreased at December 31, 2003 to $88.5 million from $156.5 million at June 30, 2003 and from $191.5 million at December 31, 2002. Total delinquent loans in the Company’s portfolio of securitization trusts (serviced in-house and by others) were $73.1 million and $144.3 million at December 31, 2003 and June 30, 2003, respectively, and were $175.3 million at December 31, 2002. Total delinquent loans in the Company’s portfolio of loans serviced on an interim basis were $15.5 million and $12.2 million at December 31, 2003 and June 30, 2003, respectively, and were $16.2 million at December 31, 2002.

        The delinquency rate at December 31, 2003 was 3.8% compared to 9.0% at June 30, 2003 and 7.7% at December 31, 2002. The delinquency rate at December 31, 2003 declined from the delinquency rate at June 30, 2003 due to the fact that loans in the Company’s portfolio of mortgage loans in securitization trusts, which contains the majority of delinquent loans, became a smaller part of the Company’s total servicing portfolio, primarily as a consequence of the November Trust Call. A decline in delinquencies generally reduces the Company’s servicing advance obligations. The Company expects the delinquency rate to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts (and the number of delinquent loans in such trusts) continues to decline and become a smaller component of the Company’s total servicing portfolio.

        During the six months ended December 31, 2003, losses on loan liquidations decreased to $10.2 million from $20.0 million during the comparable six month period a year ago primarily due to the decrease in the number of loans liquidated. Substantially all of the foreclosures and liquidations handled by the Company occur in connection with the Company’s portfolio of mortgage loans in securitization trusts. The Company expects net losses on loan liquidations to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts (and the number of foreclosed loans in such trusts) continues to decline.

        Because foreclosures and credit losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses.

        In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company’s failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquent loans (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and events of bankruptcy or insolvency. Pursuant to agreements relating to the Company’s two 1999 securitization trusts, the monoline insurer requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. Previously, the Company did not satisfy the net worth test and, as a result, the monoline insurer could have terminated the Company as servicer with respect to those securitization trusts. The monoline insurer waived the Company’s failure to satisfy the net worth test and none of the servicing rights of the Company were terminated. At December 31, 2003, the Company met the specified net worth and liquidity tests.

        The table below illustrates certain information regarding those securitization trusts that have exceeded delinquency and loss triggers at December 31, 2003 (dollars in thousands):

December 31, 2003
Securitization trusts:
Number	7
Total dollar amount of mortgage loans
serviced in securitization trusts (in-house
and subserviced)	$358,691
Securitization trusts where the Company may
be terminated as servicer:
Number	7
Dollar amount of mortgage loans serviced
in securitization trusts (in-house and
subserviced)	$358,691
Percentage of total dollar amount of
mortgage loans serviced in securitization
trusts (in-house and subserviced)	100.0%

        The Company’s servicing portfolio will continue to be impacted in the future by the Company’s dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio.

Critical Accounting Policies

        The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Company did not retain residual interests created in any of its securitizations since January 1, 2000. During the three months ended December 31, 2003, the Company did not dispose of any of its loans through a securitization.

        The Company sells its loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights, including mortgage servicing rights, to the loans, without recourse to the Company except for standard representations and warranties, including a requirement that borrowers make their first payment subsequent to the transfer of servicing. Gains and losses on whole loan sales are recognized when the Company surrenders control over the loans, generally on the settlement date, based upon the difference between the proceeds received and the net carrying amount of the loans.

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

        The following table summarizes certain information about the securitization trusts in which the Company had retained a residual interest at December 31, 2003 and June 30, 2003 (dollars in thousands):

	December 31, 2003	June 30, 2003
Aggregate principal balances of securitized loans at the time of the	$7,016,205	$7,016,205
securitizations
Outstanding principal balances of securitized loans	$ 358,691	$ 828,939
Outstanding principal balances of pass-through certificates or bonds of the
securitization trusts	$ 294,984	$ 683,277
Weighted average coupon rates of:
Securitized loans	10.10%	10.23%
Pass-through certificates or bonds	5.64%	5.51%

        Certain historical data and key assumptions and estimates used by the Company in its December 31, 2003 and June 30, 2003 review of the residual interests retained by the Company were as follows:

	December 31, 2003	June 30, 2003
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans
Fixed rate loans	36.6%	32.5%
Adjustable rate loans	35.2%	34.4%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	24.3% to 57.1%	30.9% to 48.8%
Adjustable rate loans	18.8% to 46.8%	18.4% to 52.9%
Estimated weighted average life of securitized loans	1.8 years	1.9 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of
securitized loans	5.2%	5.4%
Future estimated credit losses, as a percentage of original principal balances
of securitized loans	0.6%	0.5%
Total actual and estimated prospective credit losses, as a percentage of
original principal balance of securitized loans	5.8%	5.9%
Total actual credit losses to date and estimated prospective credit losse
(dollars in thousands)	$ 188,629	$ 392,592
Weighted average discount rate	13.7%	13.5%

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

        The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans in each securitization trust, ranged from 4.5% to 6.8% at December 31, 2003 and 3.9% and 9.3% at June 30, 2003. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

        The Company has previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company’s credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended December 31, 2003, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy. During the three months ended December 31, 2003, no adjustment to the Company’s assumptions (rate of prepayment, credit loss and discount rate) was deemed warranted.

        Additionally, as master servicer of the mortgage loans in the securitization trusts, the Company has the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. In the November Trust Call, the Company called six securitization trusts. The carrying value of the residual interests of the securitization trusts in the November Trust Call were not materially affected by calling those trusts. If the Company calls any of its seven remaining securitization trusts, it might be required to write down the value of the residual interests relating to the called securitization trusts.

        As previously reported, during the three months ended December 31, 2002, the Company’s credit losses on loan liquidations declined; however, the Company experienced higher than expected loss severity on loan liquidations. Therefore, the Company increased its credit loss assumptions used to estimate the fair value of the retained residual interests. Additionally, during the three months ended December 31, 2002, the Company experienced higher than planned prepayment activity in its securitization trusts due to the low mortgage interest rate environment prevailing in the United States. Accordingly, the Company changed its annual prepayment rate assumptions used in estimating the fair value of the retained residual interests. The Company also adjusted the underlying forward interest rate curve assumptions used to estimate the fair value of the retained residual interests. The effect of these changes in estimates resulted in a $31.9 million write-down to the carrying value of the Company’s residual interests during the three and six months ended December 31, 2002.

        The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the retained residual interests through a charge to earnings.

Mortgage Servicing Rights. During the three and six months ended December 31, 2003 and 2002, all of the Company’s loan dispositions were on a servicing released basis; therefore, the Company did not capitalize mortgage servicing rights (“MSRs”). Prior to June 30, 2000, the Company capitalized MSRs based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. However, such MSRs were fully amortized at December 31, 2003.

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

        Deferred income tax assets and liabilities are recognized to reflect the future tax consequences of net operating loss carry forwards and differences between the tax basis and financial reporting basis of assets and liabilities. The Company has recognized that it is more likely than not that certain future tax benefits, primarily net operating loss carry forwards, will be realized as a result of current and future income. Accordingly, during the three and six months ended December 31, 2003, the Company decreased its deferred tax valuation allowance to recognize higher than previously anticipated net deferred tax assets.

Results of Operations – Three and Six Months Ended December 31, 2003 and 2002

        The following table sets forth information regarding the components of the Company’s revenue and expenses for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Revenue:
Gain on sale of loans	$50,624	$ 32,527	$ 90,145	$ 64,059
Write-down of residual interests	--	(31,923)	--	(31,923)
Origination fees	15,996	14,315	32,436	27,690
Loan servicing	2,177	2,329	4,177	5,084
Debt extinguishment income	--	26,005	--	27,092
Interest	17,317	20,743	32,596	39,357

Total revenue, including write-down of
Residual interests	86,114	63,996	159,354	131,359

Expenses:
Personnel	42,864	35,655	80,893	66,877
Production	8,347	5,652	15,774	11,815
General and administrative	12,322	10,919	24,974	21,596
Interest	5,184	8,122	9,846	16,891

Total expenses	68,717	60,348	131,487	117,179

Income before provision for income
Taxes	17,397	3,648	27,867	14,180
Provision (benefit) for income taxes
	217	1,568	(17,976)	2,186

Net income	$17,180	$ 2,080	$ 45,843	$ 11,994

        The following table reconciles total revenue in conformity with generally accepted accounting principles (“GAAP”) to operating revenue as discussed herein and elsewhere. See “Item 1 – Business – Recent Events”:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

GAAP revenue	$86,114	$ 63,996	$159,354	$ 131,359
Add: Write-down of residual interests	--	31,923	--	31,923
Less: Debt extinguishment income	--	(26,005)	--	(27,092)

Operating revenue	$86,114	$ 69,914	$159,354	$ 136,190

Revenue

General. Total revenue during the three months ended December 31, 2003 increased $22.1 million to $86.1 million from $64.0 million during the comparable three month period a year ago. During the three months ended December 31, 2003, the Company did not record debt extinguishment income and did not write down its residual interests. However, total revenue during the three months ended December 31, 2002 includes $26.0 million of debt extinguishment income and a $31.9 million write down of residual interests. Excluding debt extinguishment income and the residual interest write-down during the three months ended December 31, 2002, operating revenue during the three months ended December 31, 2003 increased $16.2 million, or 23.2%, to $86.1 million over $69.9 million during the same three month period a year ago. This increase was primarily attributable to increases of $18.1 million and $1.7 million in gain on sale of loans and origination fees, respectively, partially offset by declines of $3.4 million and $0.2 million in interest income and loan servicing income, respectively, during the three months ended December 31, 2003 from amounts reported during the comparable three month period during 2002.

Total revenue during the six months ended December 31, 2003 was $159.4 million, an increase of $28.0 million, or 21.3%, over total revenue of $131.4 million during the six months ended December 31, 2002. During the six months ended December 31, 2003, the Company did not record debt extinguishment income and did not write down its residual interests. However, total revenue during the six months ended December 31, 2002 includes $27.1 million of debt extinguishment income and a $31.9 million write down of residual interests. Excluding debt extinguishment income and the residual interest write-down during the six months ended December 31, 2002, operating revenue during the six months ended December 31, 2003 increased $23.2 million, or 17.0%, to $159.4 million over $136.2 million during the same three month period a year ago. This increase was primarily attributable to increases of $26.0 million and $4.7 million in gain on sale of loans and origination fees, respectively, partially offset by declines of $6.8 million and $0.9 million in interest income and loan servicing income, respectively, during the six months ended December 31, 2003 from amounts reported during the comparable three month period during 2002.

Gain on Sale of Loans. Gain on sale of loans during the three months ended December 31, 2003 increased $18.1 million, or 55.6%, to $50.6 million over $32.5 million during the three months ended December 31, 2002. The increase in gain on sale of loans resulted primarily from the $528.5 million, or 44.6%, increase to $1.7 billion of total loan dispositions during the three months ended December 31, 2003 over $1.2 billion of total loan dispositions during the comparable three month period a year ago, partially offset by lower gain on sale rates on loan sales during the quarter ended December 31, 2003 compared to the comparable period a year ago. The increase in loan dispositions during the December 2003 quarter over loan dispositions during the December 2002 quarter was due primarily to an increase in mortgage loan production and, to a lesser extent, to quicker dispositions by the Company of its mortgage loan production during the December 2003 quarter compared to the December 2002 quarter. During the three months ended December 31, 2003, the Company relied solely on whole loan sales for cash as its loan disposition strategy based upon the Company’s review of market conditions, profitability and cash flow requirements. In comparison, during the three months ended December 31, 2002, of the $1.2 billion of total loan dispositions, $315.0 million and $861.0 million of mortgage loans were disposed of in securitizations and whole loan sales for cash, respectively.

        The gain on sale rates realized by the Company on whole loan sales were generally higher during the three months ended December 31, 2003 compared to the gain on sale rates for whole loan sales during the comparable three month period a year ago due to generally more favorable conditions in the whole loan markets during the December 2003 quarter when compared to market conditions during the December 2002 quarter.

        Included in gain on sale of loans during the three months ended December 31, 2002 was $8.6 million realized by the Company on its sale for cash of the residual interest created in the securitization during the period to Capital Z Investments, L.P., a Bermuda partnership (“CZI”), an affiliate of Capital Z, the Company’s largest stockholder, under a Residual Forward Sale Facility (“Residual Facility”). During the three months ended December 31, 2002, gain on sale of loans includes $4.1 million of cash proceeds from the sale of mortgage servicing rights and the rights to the prepayment fee income sold to an unaffiliated independent mortgage servicing company related to the securitization which closed during the period. Gain on sale of loans during the three months ended December 31, 2002 was reduced by amortization of capitalized costs related to obtaining the Residual Facility of $0.4 million, substantially all of which related to the amortization of the facility fee paid to CZI. The Residual Facility with CZI expired on March 31, 2003.

        At and during the three months ended December 31, 2003, the Company had no hedge instruments in place. During the three months ended December 31, 2002, the Company, as it has from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during that period. Gain on sale of loans during the three months ended December 31, 2002 included charges of $2.8 million of derivative related losses which was comprised of $1.8 million of losses on hedge positions that closed during the period and $1.0 million to mark open hedge positions at December 31, 2002 to their estimated fair value.

        Gain on sale of loans increased $26.1 million, or 40.7%, to $90.1 million during the six months ended December 31, 2003 over $64.1 million of gain on sale of loans during the six months ended December 31, 2002. The increase in gain on sale of loans during the six months ended December 31, 2003 over gain on sale of loans during the comparable six month period a year ago resulted from the $804.2 million increase in total mortgage loan dispositions during the six months ended December 31, 2003 over mortgage loan dispositions levels reported during the comparable period a year ago, partially offset by the lower gain on sale rates realized by the Company on whole loan sales during the six months ended December 31, 2003, compared to the gain on sale rates realized on its mix of whole loan and securitization dispositions during the comparable six month period a year ago. During the six months ended December 31, 2003, the Company relied solely on whole loan sales for cash as its loan disposition strategy. In comparison, during the six months ended December 2002, the Company relied on a combination of securitizations and whole loan sales for cash as its loan disposition strategy based on the Company’s review of market conditions, profitability and cash flow needs and the Company’s desire at that time to retain capacity under the Residual Facility.

        Gain on sale of loans during the six months ended December 31, 2002 includes $8.6 million of cash proceeds from the sale of residual interests to CZI under the Residual Facility. In addition, gain on sale of loans during the six months ended December 31, 2002 includes $4.1 million of cash proceeds from the sale of mortgage servicing rights and the rights to prepayment fee income that were sold to an unaffiliated independent mortgage servicing company related to the securitization which closed during the period. At and during the six months ended December 31, 2003, the Company had no hedge instruments in place. Gain on sale of loans during the six months ended December 31, 2002 was reduced by $10.7 million of hedge losses on closed hedge positions. Finally, gain on sale of loans during the six months ended December 31, 2002 was reduced by the amortization of $0.6 million of costs related to obtaining the Residual Facility, substantially all of which related to amortization of the remaining capitalized facility fee paid to CZI.

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

        Origination fees during the three months ended December 31, 2003 were $16.0 million as compared to $14.3 million during the three months ended December 31, 2002. The $1.7 million, or 11.7%, increase in origination fees during the three months ended December 31, 2003 from the amount reported during the comparable three month period during 2002 was attributable primarily to a $3.5 million, or 19.8%, increase in retail origination fees charged at the time of origination in the retail channel, partially offset by a $1.4 million, or 33.6%, increase in yield spread premium, net of points and fees paid by the broker channel. Retail origination fees increased $3.5 million to $21.3 million during the three months ended December 31, 2003 over $17.7 million during the comparable three month period a year ago. The $21.3 million increase in retail origination fees is primarily due to the $75.6 million, or 14.7%, increase in total retail mortgage loan production during the three months ended December 31, 2003 over total retail mortgage loan production during the three months ended December 31, 2002. Retail points and fees, expressed as a percentage of retail volume, during the three months ended December 31, 2003 and 2002 were 3.59% and 3.45%, respectively. As previously reported, the Company has, primarily in response to competitive factors and, to a lesser extent, recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products.

        Yield spread premium, net of points and fees, increased $1.4 million to $5.4 million during the three months ended December 31, 2003 over $4.0 million during the same three month period a year ago. The $1.4 million increase in yield spread premium, net of points and fees, is primarily due to the $277.1 million, or 35.1%, increase in total broker mortgage loan production during the three months ended December 31, 2003 over such production during the same three month period a year ago. Average yield spread premium, net of points and fees, expressed as a percentage of total broker production was 0.50% and 0.51% during the three months ended December 31, 2003 and 2002, respectively.

        Origination fees during the six months ended December 31, 2003 were $32.4 million, an increase of $4.7 million, or 17.1%, over the $27.7 million reported during the six months ended December 31, 2002. The increase in origination fee revenue during the six months ended December 31, 2003 over origination fee revenue during the comparable six month period a year ago is primarily attributable to an increase in points and fees charged at the time of origination in the retail channel, partially offset by an increase in yield spread premium, net of points and fees, paid by the broker channel. The increase in retail points and fees was attributable to the $200.2 million, or 20.7%, increase in total retail production during the six months ended December 31, 2003 over total retail production during the comparable six month period a year ago. Retail points and fees, expressed as a percentage of retail volume increased to 3.52% from 3.45% during the six months ended December 31, 2003. The increase in points and fees charged by the retail channel was partially offset by an increase in the yield spread premium paid by the broker channel.

        Yield spread premium, net of points and fees, paid by the broker channel increased $2.4 million to $9.0 million during the six months ended December 31, 2003 over the $6.5 million of yield spread premium paid during the same six month period a year ago. The increase in the yield spread premium is primarily due to the $680.8 million, or 52.1%, increase in total broker production during the 2003 period over total broker production during the comparable period in 2002, and, to a lesser extent, due to an increase in average yield spread premium during the six months ended December 31, 2003 over the average yield spread premium during the six months ended December 31, 2002. Average yield spread premium, net of points and fees, expressed as a percentage of total broker production declined to 0.45% from 0.50% during the six months ended December 31, 2002.

Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of the Company’s MSRs. See – “Critical Accounting Policies.” Loan servicing revenue was $2.2 million during the three months ended December 31, 2003 compared to $2.3 million during the comparable three month period in 2002. During the three months ended December 31, 2003, servicing, late and prepayment fees declined $0.9 million from amounts reported during the comparable three month period a year ago. The decline was due primarily to the $1.1 billion decrease in the size of the Company’s portfolio of mortgage loans in securitization trusts serviced in-house at December 31, 2003 compared to December 31, 2002, together with a decrease in prepayment fees due to the aging of loans in the servicing portfolio beyond the term of their prepayment fee. This was partially offset by a $0.8 million decline in subservicing related expenses and MSR amortization expense during the three months ended December 31, 2003 from the amounts reported during the three months ended December 31, 2002. During the three months ended December 31, 2003, the Company did not record any MSR amortization as its MSRs were fully amortized at September 30, 2003. The Company expects subservicing expense to trend downward in future periods as the balance of loans subserviced declines and expects to continue to sell all of its loan production on a servicing released basis.

        Loan servicing revenue during the six months ended December 31, 2003 decreased $0.9 million to $4.2 million from $5.1 million during the six months ended December 31, 2002 due primarily to declines in servicing, late and prepayment fees aggregating $2.3 million, partially offset by declines in subservicing related expenses and amortization of MSRs of $0.2 million and $1.2 million, respectively. The declines in servicing, late and prepayment fees during the six months ended December 31, 2003 from the levels reported during the six months ended December 31, 2002 are due to the $1.1 billion decrease in the size of the Company’s portfolio of mortgage loans in securitization trusts serviced in-house at December 31, 2003 compared to December 31, 2002, together with a decrease in prepayment fees due to the aging of mortgage loans in securitization trusts serviced in-house beyond the term of their prepayment fee. Subservicing related expenses are declining due to the decrease in the number of loans being subserviced and the portfolio of mortgage loans in securitization trusts serviced in-house. The Company's MSRs were fully amortized at September 30, 2003.

        During the three and six months ended December 31, 2003 and 2002, the Company had in place an arrangement, entered into during the year ended June 30, 1999, designed to reduce its servicing advance obligations pursuant to which a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($68.0 million at December 31, 2003) in principal amount of loans.

        Excluding loans serviced on an interim basis, the Company has not added any new loans to the servicing portfolio since January 1, 2000 due to the Company’s sale of its entire mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company’s total loan servicing portfolio at December 31, 2003 increased $594.0 million, or 34.1%, to $2.3 billion over $1.7 billion at June 30, 2003, reflecting an increase in loans serviced on an interim basis, offset by loan servicing portfolio runoff and by the November Trust Call involving $274.8 million of mortgage loans during the period. Mortgage loans in securitization trusts serviced by the Company in-house declined $450.0 million to $291.0 million at December 31, 2003 from $741.0 million at June 30, 2003. Moreover, subsequent to December 31, 2003, the Company transferred to the purchasers or their designated servicers approximately $641.3 million of loans, which represented loans sold in whole loan sales during the December 2003 quarter but subserviced by the Company at December 31, 2003 on an interim basis. The Company’s servicing portfolio will continue to be impacted in the future by the Company’s dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. Future loan servicing revenue will be negatively impacted by continued run-off in the Company’s portfolio of mortgage loans in securitization trusts due to the Company’s sale of mortgage loans on a servicing released basis. Run-off in the Company’s portfolio of mortgage loans in securitization trusts could be further exacerbated by the current mortgage interest rate environment which could accelerate prepayment activity of loans. Finally, the Company’s servicing portfolio and future servicing revenue will be adversely effected if the Company calls any of the remaining securitization trusts.

Debt Extinguishment Income. The Company did not record any debt extinguishment income during the three and six months ended December 31, 2003.

        As previously reported, during the three months ended December 31, 2002, the Company recorded $26.0 million of debt extinguishment income comprised of $25.0 million related to SFP’s forgiveness of its holdings of the Company’s 5.5% Convertible Subordinated Debentures due 2012 (“New Debentures”) and $1.0 million of debt extinguishment income recognized in connection with the Company’s extinguishment of $11.5 million of its 9.125% Senior Notes due 2003 (“Senior Notes”) at a discount from par for $10.5 million of cash.

        As also previously disclosed, during the six months ended December 31, 2002, debt extinguishment income was $27.1 million which included the $26.0 million discussed immediately above plus $1.1 million related to the Company’s purchase of $7.5 million face amount of its Senior Notes for $6.4 million of cash during the three months ended September 30, 2002.

Interest Income. Interest income includes interest on loans held for sale, discount accretion income related to the Company’s residual interests and interest on short-term overnight investments. Interest income during the three months ended December 31, 2003 decreased by $3.4 million to $17.3 million from $20.7 million during the three months ended December 31, 2002. Interest income decreased by $6.8 million to $32.6 million during the six months ended December 31, 2003 from $39.4 million during the six months ended December 31, 2002. The decreases in interest income during the three and six months ended December 31, 2003 from the amounts reported during the comparable three and six month periods a year ago were primarily due to declines of $3.6 million and $6.3 million, respectively, in discount accretion income recognized on the Company’s residual interests. The Company’s residual interests were at lower balances during the three and six months ended December 31, 2003 when compared to residual interest levels during the same three and six month periods a year ago. Partially offsetting the decrease in discount accretion income during the three months ended December 31, 2003 from the amount reported during the same period a year ago was an increase of $0.2 million in interest income on loans held for sale during the three months ended December 31, 2003 over such interest income levels reported during the comparable period a year ago. The increase in interest income on loans held for sale during the three months ended December 31, 2003 over the amount reported during the comparable period a year ago is attributable to higher outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the three months ended December 31, 2003 when compared to such balances and coupon rates during the same period a year ago. Coupled with the decrease in discount accretion during the six months ended December 31, 2003 from the amount reported during the same period a year ago was a decrease of $0.5 million in interest income on loans held for sale during the six months ended December 31, 2003 from the interest income level reported during the comparable period a year ago. The decrease in interest income on loans held for sale during the six months ended December 31, 2003 from the amount reported during the comparable period a year ago is attributable to a lower weighted average rate on loans held for sale, despite a higher outstanding balance of loans during the six month period ended December 31, 2003 when compared to such coupon rates and balances during the same period a year ago.

Expenses

General. Total expenses during the three months ended December 31, 2003 were $68.7 million compared to $60.3 million during the three months ended December 31, 2002. The $8.4 million increase in total expenses during the three months ended December 31, 2003 over total expenses during the comparable period in 2002 was attributable to increases of $7.2 million, $2.7 million and $1.4 million in personnel expense, production and general and administrative expense, respectively, partially offset by a decline of $2.9 million in interest expense.

        Total expenses during the six months ended December 31, 2003 were $131.5 million compared to $117.2 million during the six months ended December 31, 2002. The $14.3 million increase in total expenses during the six months ended December 31, 2003 over total expenses during the comparable period a year ago was attributable to increases of $14.0 million, $4.0 million and $3.4 million in personnel, production and general and administrative expenses, respectively, partially offset by a decline of $7.1 million in interest expense.

Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are related to the Company’s loan origination volume, as retail and broker account executives earn incentives on funded loans. Total personnel expense during the three months ended December 31, 2003 increased $7.2 million, or 20.2%, to $42.9 million from $35.7 million during the three months ended December 31, 2002. The increase was comprised primarily of a $3.6 million increase in commission compensation earned by retail and broker account executives during the three months ended December 31, 2003 over the same period a year ago due to the $352.8 million, or 27.0%, increase in total production during the three months ended December 31, 2003 over total production during the three months ended December 31, 2002. In addition, the increase was due to $2.4 million of increased salaries resulting from increased staffing levels, predominantly in loan production personnel, during the three months ended December 31, 2003 over staffing levels during the comparable three month period a year ago. Incentive compensation related to senior and other management increased $0.5 million during the three months ended December 31, 2003 over the three months ended December 31, 2002. Finally, payroll taxes, medical and other benefit costs increased $0.7 million during the three months ended December 31, 2003 over such expense amounts incurred during the three months ended December 31, 2002.

        Personnel expense during the six months ended December 31, 2003 was $80.9 million compared to $66.9 million during the six months ended December 31, 2002. Salaries, commissions, bonuses and incentives increased $12.3 million, or 21.1%, during the six months ended December 31, 2003 over the amounts reported during the six months ended December 31, 2002. The increase was comprised primarily of commission compensation earned by retail and broker account executives of $8.3 million during the six months ended December 31, 2003 over the comparable six month period in 2002 due to the $881.0 million, or 38.7%, increase in total production during the 2003 period over total production during the 2002 period. In addition, the increase was due to $3.3 million of increased salaries resulting from increased staffing levels, predominantly in loan production personnel, during the six months ended December 31, 2003 over the same period in 2002 due primarily to the impact on head count caused by growth in the Company’s retail branch network and, to a lesser extent, to other employee head count growth. Incentive compensation related to senior and other management increased $0.6 million during the six months ended December 31, 2003 over the six months ended December 31, 2003. Finally, the increase in personnel expense during the six months ended December 31, 2003 over the amount reported during the comparable six month period a year ago is attributable to $1.8 million of increased health, medical, other benefit costs and incentive compensation awards to other employees.

Production. Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees increased $2.6 million to $8.3 million during the three months ended December 31, 2003 from $5.7 million during the three months ended December 31, 2002. Production expense during the six months ended December 31, 2003 increased $4.0 million to $15.8 million over $11.8 million during the comparable six month period a year ago. The increase in production expense during the three and six months ended December 31, 2003 from the comparable three and six month periods a year ago is due primarily to increased advertising, appraisal and credit reporting expenses relative to the Company’s $352.8 million, or 27.0%, and $881.0 million, or 38.7%, increases in loan origination volumes over those during the comparable three and six month periods a year ago, respectively. Production expense expressed as a percentage of total loan origination volume increased to 0.5% for the three months ended December 31, 2003 compared to 0.4% during the three months ended December 31, 2002. The increase is attributable to the increase in production expense during the three months ended December 31, 2003 over those reported during the comparable three month period a year ago, partially offset by the $352.8 million, or 27.0%, increase in total loan production during the three months ended December 31, 2003 over the levels reported during the same period a year ago. Production expense expressed as a percentage of total loan origination volume during the six months ended December 31, 2003 remained constant at 0.5% during the comparable six month period in 2002.

General and Administrative. General and administrative expenses increased $1.4 million to $12.3 million and $3.4 million to $25.0 million during the three and six months ended December 31, 2003, respectively, from $10.9 million and $21.6 million during the three and six months ended December 31, 2002, respectively. The increases during the three and six months ended December 31, 2003 from the comparable three and six month periods a year ago were primarily attributable to increases in professional, occupancy and communication expenses, partially offset by a decline in legal expenses. General and administrative expenses also includes the amortization of capitalized financing costs for revolving committed warehouse facilities entered into by the Company. Amortization expense related to such facilities was $1.0 million and $2.0 million during the three and six months ended December 31, 2003, respectively, compared to $0.9 million and $1.8 million during the three and six months ended December 31, 2002, respectively.

Interest Expense. Interest expense decreased $2.9 million and $7.1 million to $5.2 million and $9.8 million during the three and six months ended December 31, 2003, from $8.1 million and $16.9 million during the three and six months ended December 31, 2002, respectively. The decrease in interest expense during the three and six months ended December 31, 2003 from levels reported during the comparable three and six month periods a year ago resulted primarily from lower interest rates associated with the Company’s revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings in the 2003 periods. To a lesser extent, the decrease in interest expense resulted from the full redemption of the Company’s Senior Notes and a $49.6 million decrease in the 5.5% Convertible Subordinated Debentures due 2006 (“Existing Debentures”) by the Company during the year ended June 30, 2003. The Company’s revolving warehouse and repurchase agreements bear interest rates that are indexed to the one-month LIBOR which, during the three and six months ended December 31, 2003, declined from levels during the three and six months ended December 31, 2002. While the Company’s interest costs on its revolving warehouse and repurchase facilities trended down during the three and six months ended December 31, 2003 from the comparable periods a year ago, such interest expense is expected to increase in future periods due to the Company’s continued reliance on external financing arrangements to fund mortgage loan production and expected continued upward pressure on one month LIBOR in coming quarters.

        As a result of extinguishing the remaining $127.9 million of Senior Notes, which had a fixed 9.125% coupon rate, with the $74.1 million Financing Facility which bears interest at one-month LIBOR plus 2.75%, together with the reduction of the Financing Facility to $22.8 million at December 31, 2003, the redemption of the remaining $4.8 million of New Debentures and the $49.6 million decrease in the Existing Debentures, which have a fixed 5.5% coupon rate, during the year ended June 30, 2003, the Company expects that interest expense on its nonrevolving indebtedness will be lower in fiscal 2004 compared to fiscal 2003.

Income Taxes. During the three months ended December 31, 2003, the Company recorded an income tax provision of $0.2 million comprised of a $1.7 million federal benefit related to net operating loss carryforwards and a $1.9 million provision which related to various state tax obligations. During the six months ended December 31, 2003, the Company recorded an income tax benefit of $18.0 million. The Company has determined it is more likely than not that certain future tax benefits, primarily net operating loss carryforwards, will be realized as a result of future income. Therefore, during the three and six months ended December 31, 2003, the deferred tax valuation allowance was decreased to recognize higher than previously anticipated net deferred tax assets. During the three and six months ended December 31, 2003, the Company’s effective tax rates were 1.2% and (64.5%), respectively. The variance in the effective rate from the federal statutory rate is due the to the recognition of deferred tax assets resulting from net operating loss carryforwards. During the three and six months ended December 31, 2002, the Company recorded income tax provisions of $1.6 million and $2.2 million, respectively, which related primarily to taxes on excess inclusion income on the Company’s REMIC trusts and, to a lesser extent, to miscellaneous state tax obligations. Such tax provisions reflect effective tax rates of 43.0% and 15.4% for the three and six months ended December 31, 2002.

        The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes thereby potentially limiting future net operating loss and certain other future deductions for losses prior to February 1999.

Financial Condition

Loans Held for Sale. The Company’s portfolio of loans held for sale increased to $690.9 million at December 31, 2003 from $401.0 million at June 30, 2003 due primarily to total loan originations exceeding total loan dispositions during the six months ended December 31, 2003.

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

        Advances and other receivables decreased $20.1 million to $21.2 million at December 31, 2003 from $41.3 million at June 30, 2003. The decrease is primarily attributable to decreases of $22.4 million and $0.3 million in interest and servicing advances and servicing and miscellaneous fees receivable, respectively, partially offset by increases of $2.6 million in accrued interest and other receivables.

        The $22.4 million decrease in servicing and interest advances to the securitization trusts at December 31, 2003 from June 30, 2003 is comprised of $8.6 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $16.0 million of recoveries of such advances during the three months ended December 31, 2003. In addition, the decrease is also attributable to servicing and advance recoveries of $15.0 million received during the six months ended December 31, 2003 from the Company’s pool calls. The $0.3 million decline in servicing and miscellaneous fees receivable at December 31, 2003 from June 30, 2003 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts during the six months ended December 31, 2003. The $2.6 million increase in accrued interest receivable and other receivables at December 31, 2003 when compared to the balance at June 30, 2003 is due primarily to a $2.2 million increase in amounts due from counterparties on whole loan sales and other transactions, coupled with a $0.4 million increase in accrued interest receivable at December 31, 2003. The Company periodically evaluates its accounts receivable for realizability and charges income for amounts deemed uncollectible.

Residual Interests. Residual interests decreased to $52.0 million at December 31, 2003 from $129.2 million at June 30, 2003, reflecting $80.6 million of cash received from the securitization trusts, partially offset by $3.4 million of accretion during the six months ended December 31, 2003.

Equipment and Improvements, net. Equipment and improvements, net, increased to $9.1 million at December 31, 2003 from $8.9 million at June 30, 2003 reflecting the capitalization of new equipment and improvement acquisitions outpacing depreciation and amortization during the six months ended December 31, 2003.

Prepaid and Other Assets. Prepaid and other assets decreased to $15.3 million at December 31, 2003 from $17.7 million at June 30, 2003. The decrease was attributable primarily to the receipt by the Company of $2.5 million of licensing, permit and performance bond deposits during the six months ended December 31, 2003. Included in prepaids and other assets at June 30, 2003 were $0.2 million of MSRs which were fully amortized at December 31, 2003. During the six months ended December 31, 2003, the Company did not capitalize any MSRs as all of the Company’s $2.9 billion of total loan dispositions were whole loan sales for cash with servicing released.

Borrowings. As previously reported, on June 30, 2003, the Company redeemed $127.9 million principal balance of its Senior Notes representing all remaining outstanding Senior Notes, at par plus accrued and unpaid interest. The Company funded the redemption of the Senior Notes by borrowing $74.1 million through the Financing Facility and paying the remaining $53.8 million in cash. Borrowings, which totaled $87.2 million at December 31, 2003, was comprised of $64.4 million outstanding under the Company’s Existing Debentures and $22.8 million outstanding under the Financing Facility. In comparison, amounts outstanding under the Existing Debentures and the Financing Facility were $64.4 million and $74.1 million, respectively, or a total of $138.5 million, at June 30, 2003. The $51.3 million decline in borrowings at December 31, 2003 from June 30, 2003, represents the Company’s payments on the Financing Facility during the six months ended December 31, 2003.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities increased to $603.1 million at December 31, 2003 from $343.7 million at June 30, 2003 as the result of the increase in loans held for sale due to loan originations during the six months ended December 31, 2003, partially offset by the Company’s loan dispositions during the period. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under the Company’s revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

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

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to finance the origination or purchase of mortgage loans prior to securitization or sale. At December 31, 2003, the Company had total revolving warehouse and repurchase facilities in the amount of $1.2 billion, of which $1.1 billion and $100.0 million were committed and uncommitted, respectively. At December 31, 2003, amounts outstanding under the facilities were $603.1 million. Of the $1.2 billion of revolving warehouse and repurchase facilities available to the Company at December 31, 2003, $300.0 million, $200.0 million, $200.0 million, $300.0 million and $200.0 million mature on July 30, 2004, August 27, 2004, September 30, 2004, October 30, 2004 and November 30, 2004, respectively.

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

        During the six months ended December 31, 2003, the Company did not dispose of any of its loans through securitizations and sold all of its $2.9 billion of loan dispositions in whole loan sales for cash. Of the Company’s $2.1 billion of loan dispositions during the six months ended December 31, 2002, $1.8 billion and $315.0 million were sold in whole loan sales for cash and securitized, respectively. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company’s assumptions used in securitizations. See “Results of Operations—Revenue.”

        In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At December 31, 2003, an additional $26.4 million of overcollateralization was required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts. At December 31, 2003, the Company was required to maintain overcollateralization amounts of $63.7 million, which included the $26.4 million, of which $63.7 million was maintained.

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

Monetization of Overcollateralization in the Company’s Portfolio of Mortgage Loan in Securitization Trusts. The Company had retained residual interests in seven securitization trusts which had overcollateralization balances of $63.7 million at December 31, 2003. Of the seven securitization trusts, four are currently callable and three are not callable until later in calendar 2004. If the Company calls any additional securitization trusts, the Company receives a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and cash.

        Other sources of cash previously used by the Company to fund its operations included the monetization of residual interests and servicing advances and debt and equity securities.

Monetization of Residual Interests. As previously reported, on June 30, 2003 the Company borrowed $74.1 million ($22.8 million at December 31, 2003) through the Financing Facility of which $49.2 million ($13.1 million at December 31, 2003) was secured by its residual interests.

Monetization of Servicing Advances. The Company pledged certain of its existing servicing advances to collateralize $24.9 million ($9.7 million at December 31, 2003) of the Financing Facility. Future servicing advances related to certain of the Company’s securitization trusts will also collateralize the Financing Facility unless and until it is fully repaid.

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

        On June 30, 2003, the Company redeemed its Senior Notes through a $53.8 million cash remittance and by borrowing $74.1 million pursuant to the Financing Facility due December 31, 2004. Under the Financing Facility, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company’s ability to pay certain distributions, including dividends. The Company received a waiver from the lender permitting the Company to pay dividends, as declared, on its preferred stock accrued through December 31, 2003.

        The Company had cash and cash equivalents of approximately $11.6 million at December 31, 2003.

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

Risk Management

        At and during the three months ended December 31, 2003, the Company had no hedge instruments in place. During the three months ended December 31, 2002, as it has from time to time, entered into agreements to hedge its interest rate risk exposure to its loans held for sale. At December 31, 2002, the Company had notional amounts of $225.0 million of forward interest rate swap agreements in place to hedge exposure to its inventory and pipeline of loans held for sale. Gain on sale of loans during the three months ended December 31, 2002 includes a charge of $2.8 million related to the Company’s hedging activities, of which $1.8 million related to losses on closed forward interest rate swap agreements and $1.0 million related to the Company’s mark to the estimated fair value of forward interest rate swap agreements open at December 31, 2002. Gain on sale of loans during the six months ended December 31, 2002 included charges of $10.7 million related to the Company’s hedging activities. Of the $10.7 million charge during the six months ended December 31, 2002, $8.9 million related to losses on closed forward interest rate swap agreements and $1.8 million related to the Company’s market to the estimated fair value of forward interest rate swap agreements open at December 31, 2002. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including charges to earnings on future derivative contracts into which the Company may enter.

Rate Sensitive Derivative Financial Instruments, Rate Sensitive Assets and Liabilities and Off-Balance SheetActivities

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

Rate sensitive assets and liabilities. At December 31, 2003, the Company’s $690.9 million inventory of loans held for sale was comprised of $161.1 million and $529.8 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 8.18% and 7.32%, respectively. The weighted average interest rate on the Company’s total inventory of loans held for sale was 7.75% at December 31, 2003. In comparison, at June 30, 2003 the Company’s $401.0 million inventory of loans held for sale was comprised of $165.8 million and $235.2 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 7.79% and 7.65%, respectively. The weighted average interest rate on the Company’s total inventory of loans held for sale was 7.72% at June 30, 2003.

        At December 31, 2003, the Company had aggregate outstanding funded indebtedness of $690.3 million, of which $625.9 million and $64.4 million bore variable and fixed interest rates, respectively. At December 31, 2003, the weighted average variable interest rate on the Company’s $625.9 million of outstanding revolving warehouse and repurchase facilities and the Financing Facility was 2.27%. All of the Company’s revolving warehouse and repurchase facilities and the Financing Facility were indexed to one-month LIBOR which, at December 31, 2003, was 1.12%. The weighted average interest rate on the Company’s $64.4 million of outstanding fixed rate borrowings was 5.5% at December 31, 2003 and at June 30, 2003. At June 30, 2003 the weighted average interest rate on the Company’s $417.8 million of outstanding revolving warehouse and repurchase facilities and the Financing Facility was 2.52%. At June 30, 2003, the one-month LIBOR was 1.12%.

Residual Interests and MSRs. The Company had residual interests of $52.0 million and $129.2 million outstanding at December 31, 2003 and June 30, 2003, respectively. The Company had no MSRs outstanding at December 31, 2003 and $0.2 million at June 30, 2003. Residual interests were recorded at estimated fair value. The Company values these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 13.7% and 13.5% at December 31, 2003 and June 30, 2003, respectively. The weighted average life of the mortgage loans used for valuation was 1.8 years at December 31, 2003 and 1.9 years at June 30, 2003.

        The residual interests are subject to actual prepayment or credit loss risk in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or credit losses be below expectations.

Fair Value of Financial Instruments. The Company uses various methods and assumptions when estimating the fair value of financial instruments. Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value. Loans held for sale are based on current investor yield requirements. Advances and other receivables are generally short term in nature, therefore the carrying value approximates fair value. Residual interests and mortgage servicing rights are based on the present value of expected future cash flows using assumptions based on the Company’s historical experience, industry information and estimated rates of future prepayment and credit loss. Borrowings are based on the carrying amount when such amount is a reasonable estimate of fair value or on quoted market prices. Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value. Forward interest rate swap agreements are based on quoted market prices.

Credit Risk. The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or purchase.

Warehousing Exposure. The Company utilizes revolving warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization or sale in the whole loan markets. At December 31, 2003, the Company had total revolving warehouse and repurchase facilities available in the amount of $1.2 billion, of which $1.1 billion and $100.0 million was committed and uncommitted, respectively, and the total amount outstanding on these facilities was $603.1 million. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and/or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

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

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders —

(a)	The Company held its Annual Meeting of Stockholders (the “Meeting”) on November 20, 2003.

(b)	The following four Series B Directors were elected at the Meeting to serve a one year term:

Daniel C. Lieber Mani A. Sadeghi Robert A. Spass Joseph R. Tomei

The following Class I Common Stock Directors were elected at the Meeting to serve a three-year term:

David H. Elliott A. Jay Meyerson

The following Directors continued in office after the Meeting:

Dr. Jenne K. Britell Eric C. Rahe Stephen E. Wall

(c)	At the Meeting, stockholders voted on (1) the election of four Series B directors, (2) the election of two Class I Common Stock Directors and (3) the ratification of the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ended June 30, 2004. The results of the voting were as follows:

	Votes

Matter	For	Against	Withheld	Abstentions	Broker Non-votes

Election of Series B Directors:
Daniel C. Lieber	5,340,800	-0-	-0-	-0-	-0-
Mani A. Sadeghi	5,340,800	-0-	-0-	-0-	-0-
Robert A. Spass	5,340,800	-0-	-0-	-0-	-0-
Joseph R. Tomei	5,340,800	-0-	-0-	-0-	-0-

Election of Class I Common Stock
Directors:

David H. Elliott	10,639,146	-0-	79,044	-0-	-0-
A. Jay Meyerson	10,635,736	-0-	82,454	-0-	-0-
Ratification of
Independent Accountants	110,954,033	44,998	-0-	20,777	-0-

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index

(b)	The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

On October 9, 2003, the Company filed a Form 8-K (dated October 9, 2003) reporting presentation materials for the ABS East 2003 conference.

On October 17, 2003, the Company filed a Form 8-K (dated July 31, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

On October 17, 2003, the Company filed a Form 8-K (dated August 31, 2003) reporting delinquency.

On November 20, 2003, the Company filed a Form 8-K (dated November 20, 2003) disclosing the presentation materials for the Company’s 2002 Annual Stockholder Meeting.

On November 21, 2003, the Company filed a Form 8-K (dated November 20, 2003) reporting results for the quarter ended and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

September 30, 2003 and the declaration of a cash dividend to holders of preferred stock.

On December 5, 2003, the Company filed a Form 8-K (dated September 30, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On December 5, 2003, the Company filed a Form 8-K (dated October 31, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On December 15, 2003, the Company filed a Form 8-K (dated December 12, 2003) reporting the per share dividend amount for cash dividend.

AAMES FINANCIAL CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

AAMES FINANCIAL CORPORATION
Date: February 13, 2004
	By:	/s/Ronald J. Nicolas, Jr.

Ronald J. Nicolas, Jr. Executive Vice President–Finance and Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2		Bylaws of Registrant, as amended (2)
4.1		Specimen certificate evidencing Common Stock of Registrant (3)
4.2		Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (3)
4.3		Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (1)
4.4		Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (3)
4.5		Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (1)
4.6		Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (3)
4.7		Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (1)
4.8		Certificate of Designations for Series E Preferred Stock of Registrant (1)
4.10		Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (4)
10	.32(e)	First Amendment dated as of November 19, 2003, to the Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of July 30, 2003, between Lehman Brothers Bank, FSB and Aames Capital Corporation
10	.35(d)	Commitment Letter, dated December 1, 2003, for Revolving Credit and Security Agreement, dated as of July 1, 2003, between Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending
10	.35(e)	Amendment No. 1, dated as of December 1, 2003, to the Corporate Guaranty, dated as of July 1, 2003, entered into by Aames Financial Corporation
10	.36(d)	Amendment No. 3, dated as of December 16, 2003, with respect the Master Loan and Security Agreement, dated as of July 22, 2003, between Aames Capital Corporation and Citigroup Global Markets Reality Corp.
10	.36(e)	Amendment No. 1, dated as of December 16, 2003, with respect to the Guaranty, dated as of July 22, 2003, between Aames Financial Corporation and Citigroup Global Markets Reality Corp.
11		Computation of Basic and Diluted Net Income per Common Share
31.1		Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Ronald J. Nicolas, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________

(1)	Incorporated by reference from the Registrant’s registration statement on Form S-8, file number 333-108915, filed September 18, 2003

(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended June 30, 1999, filed with the Commission on September 3, 1999

(3)	Incorporated by reference from the Registrant’s Form 10-K for the year ended June 30, 2000, filed with the Commission on September 28, 2000

(4)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996