Form 10-Q
period 2004-03-31
AAMES FINANCIAL CORP/DE
filed 2004-05-21
CIK 879957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
or

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

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐       No   ☒

              At May 11, 2004, Registrant had 7,170,569 shares of common stock outstanding.

Item No.		Page Number

Item 1. Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	June 30, 2003 (Audited)
ASSETS
Cash and cash equivalents	$ 17,071,000	$ 23,860,000
Loans held for sale, at lower of cost or market	797,144,000	401,001,000
Advances and other receivables	22,097,000	41,315,000
Residual interests, at estimated fair value	48,486,000	129,232,000
Deferred income taxes	24,575,000	--
Equipment and improvements, net	8,952,000	8,928,000
Prepaid and other	16,050,000	17,676,000

Total assets	$ 934,375,000	$ 622,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$ 82,718,000	$ 138,512,000
Revolving warehouse and repurchase facilities	699,641,000	343,675,000
Accounts payable and accrued expenses	35,132,000	32,544,000
Accrued dividends on convertible preferred stock	--	51,232,000
Income taxes payable	7,385,000	3,075,000

Total liabilities	824,876,000	569,038,000

Commitments and contingencies
Stockholders’ equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares
authorized; none outstanding	--	--
Series B Convertible Preferred Stock, par value $0.001 per share;
29,704,000 shares authorized; 26,704,000 shares outstanding	27,000	27,000
Series C Convertible Preferred Stock, par value $0.001 per share;
34,500,000 and 61,230,000 shares authorized; 19,794,000 shares and
20,175,000 shares outstanding	20,000	20,000
Series D Convertible Preferred Stock; par value $0.001 per share;
108,566,000 shares authorized; 59,920,000 shares and 59,923,000 shares
outstanding	60,000	60,000
Series E Preferred Stock; par value $0.001 per share; 26,700,000 shares
authorized; none outstanding	--	--
Common Stock, par value $0.001 per share; 400,000,000 shares authorized;
7,164,000 shares and 6,699,000 shares outstanding	7,000	7,000
Additional paid-in capital	418,095,000	418,118,000
Retained deficit	(308,710,000)	(365,258,000)

Total stockholders’ equity	109,499,000	52,974,000

Total liabilities and stockholders’ equity	$ 934,375,000	$ 622,012,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue:
Gain on sale of loans	$ 62,948,000	$35,157,000	$ 153,093,000	$ 99,216,000
Write-down of residual interests	--	--	--	(31,923,000)
Origination fees	12,980,000	12,435,000	45,416,000	40,125,000
Loan servicing	2,155,000	1,252,000	6,332,000	6,336,000
Debt extinguishment income	--	83,000	--	27,175,000
Interest	17,621,000	16,556,000	50,217,000	55,913,000

Total revenue, including
write-down of residual
interests	95,704,000	65,483,000	255,058,000	196,842,000

Expenses:
Personnel	46,676,000	31,904,000	127,569,000	98,781,000
Production	10,333,000	6,832,000	26,107,000	18,647,000
General and administrative	11,375,000	10,958,000	33,735,000	30,235,000
Interest	6,523,000	8,198,000	18,983,000	27,408,000

Total expenses	74,907,000	57,892,000	206,394,000	175,071,000

Income before income taxes	20,797,000	7,591,000	48,664,000	21,771,000
Provision (benefit) for income taxes	(93,000)	900,000	(18,069,000)	3,086,000

Net income	$ 20,890,000	$ 6,691,000	$ 66,733,000	$ 18,685,000

Net income to common stockholders:
Basic	$ 18,021,000	$ 2,919,000	$ 56,548,000	$ 9,057,000

Diluted	$ 21,412,000	$ 6,691,000	$ 68,300,000	$ 18,685,000

Net income per common share:
Basic	$ 2.53	$ 0.44	$ 8.07	$ 1.39

Diluted	$ 0.20	$ 0.07	$ 0.65	$ 0.20

Weighted average number of common
shares outstanding:
Basic	7,120,000	6,595,000	7,009,000	6,530,000

Diluted	104,800,000	98,339,000	104,333,000	92,933,000

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2004	2003
Operating activities:
Net income	$ 66,733,000	$ 18,685,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,065,000	3,081,000
Write-down of residual interests	--	31,923,000
Accretion of residual interests	(4,357,000)	(14,248,000)
Deferred income taxes	(24,575,000)	--
Mortgage servicing rights amortized	220,000	2,108,000
Debt extinguishment income	--	(27,175,000)
Changes in assets and liabilities:
Loans held for sale originated	(5,023,125,000)	(3,292,687,000)
Proceeds from sale of loans held for sale	4,626,982,000	3,360,879,000
Decrease in:
Advances and other receivables	19,068,000	13,414,000
Residual interests	84,883,000	34,557,000
Prepaid and other	1,626,000	281,000
Increase (decrease) in:
Accounts payable and accrued expenses	2,588,000	(1,590,000)
Income taxes payable	4,310,000	15,000

Net cash provided by (used in) operating activities	(242,582,000)	129,243,000

Investing activities:
Purchases of equipment and improvements	(3,089,000)	(1,553,000)

Net cash used in investing activities	(3,089,000)	(1,553,000)

Financing activities:
Reduction in borrowings	(55,794,000)	(39,684,000)
Net proceeds from revolving warehouse and repurchase facilities	355,966,000	(84,449,000)
Payment of preferred stock dividends	(61,417,000)	--
Proceeds from exercise of common stock options	127,000	85,000

Net cash provided by (used in) financing activities	238,882,000	(124,048,000)

Net increase (decrease) in cash and cash equivalents	(6,789,000)	3,642,000
Cash and cash equivalents at beginning of period	23,860,000	17,391,000

Cash and cash equivalents at end of period	$ 17,071,000	$ 21,033,000

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

        The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and nine months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year.

        At March 31, 2004, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) owned preferred stock representing approximately 42.7% of the Company’s combined voting power in the election of directors and approximately 90.0% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five of the nine seats on the Board of Directors, and as current members’ terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company’s direction and policies.

Note 2: Residual Forward Sale Facility with Related Party

        The Company’s Residual Forward Sale Facility (the “Residual Facility”), as amended with Capital Z Investments, L.P., a Bermuda partnership (“CZI”), an affiliate of Capital Z, the Company’s largest shareholder, expired on March 31, 2003.

        The Company did not dispose of any of its loans through a securitization during the nine months ended March 31, 2004. During the three months ended March 31, 2004 and 2003, the Company did not dispose of any of its loans through a securitization. During the nine months ended March 31, 2003, the Company securitized $315.0 million of mortgage loans and sold the residual interest created therein to CZI for $8.7 million under the Residual Facility.

        In connection with obtaining the Residual Facility, the Company initially capitalized $3.3 million of costs, of which $3.0 million related to a facility fee paid to CZI. During the three months ended March 31, 2003, the Company wrote off the remaining unamortized Residual Facility costs of $0.2 million by charging gain on sale. During the nine months ended March 31, 2003, amortization of total capitalized Residual Facility costs charged to gain on sale of loans was $0.8 million.

Note 3: Guaranty Arrangements

        The Parent has guaranteed amounts outstanding under certain revolving warehouse and repurchase agreements pursuant to which certain of its wholly-owned operating subsidiaries are the contractual borrowers. The Parent has also guaranteed amounts outstanding under a borrowing facility, secured by certain of the operating subsidiary’s residual interests and certain of that subsidiary’s advance receivables (the “Financing Facility”), pursuant to which that subsidiary is the contractual borrower. The Parent’s guarantees are full, complete and unconditional. On November 17, 2003, the Company made a $33.0 million principal reduction on the Financing Facility and Capital Z was released from its role as a limited guarantor on the Financing Facility.

Note 4: Per Share Data

        The following table sets forth information regarding basic and diluted net income per common share for the three and nine months ended March 31, 2004 and 2003 (amounts in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Basic net income per common share:
Net income	$ 20,890	$ 6,691	$ 66,733	$ 18,685
Less: Accrued dividends on Series B, C
and D Convertible Preferred Stock	(2,869)	(3,772)	(10,185)	(9,628)

Basic net income to common stockholders	$ 18,021	$ 2,919	$ 56,548	$ 9,057

Basic weighted average number of common
shares outstanding	7,120	6,595	7,009	6,530

Basic net income per common share	$ 2.53	$ 0.44	$ 8.07	$ 1.39

Diluted net income per common share:
Basic net income to common
stockholders	$ 18,021	$ 2,919	$ 56,548	$ 9,057
Plus: Accrued dividends on Series B,
C and D Preferred Stock	2,869	3,772	10,185	9,628
Interest on 5.5% Convertible
Subordinated Debentures	522	--	1,567	--

Diluted net income to common stockholders	$ 21,412	$ 6,691	$ 68,300	$ 18,685

Basic weighted average number of common
shares outstanding	7,120	6,595	7,009	6,530
Plus incremental shares from assumed:
Conversions of:
Series B, C and D Convertible
Preferred Stock	85,061	85,538	85,439	85,547
5.5% Convertible Subordinated
Debentures	824	--	824	--
Exercise of:
Common stock options	8,111	4,295	7,576	590
Warrants	3,684	1,911	3,485	266

Diluted weighted average number of common
shares outstanding	104,800	98,339	104,333	92,933

Diluted net income per common share	$ 0.20	$ 0.07	$ 0.65	$ 0.20

        During the three and nine months ended March 31, 2003, conversion of the 5.5% Convertible Subordinated Debentures due 2006 and 2012 was not assumed due to their antidilutive effective.

Note 5: Pro forma Stock Based Compensation

        The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123", the Company’s net income and basic and diluted income per common share during the three and nine months ended March 31, 2004 and 2003 would have reflected the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income:
As reported	$ 20,890	$ 6,691	$ 66,733	$ 18,685
Pro forma	20,405	6,472	65,644	17,795
Basic net income to common stockholders:
As reported	18,021	2,919	56,548	9,057
Pro forma	17,536	2,700	55,459	8,167
Diluted net income to common stockholders:
As reported	21,412	6,691	68,300	18,685
Pro forma	20,927	6,472	67,211	17,795
Basic net income per common share:
As reported	2.53	0.44	8.07	1.39
Pro forma	2.46	0.41	7.91	1.25
Diluted net income per common share:
As reported	0.20	0.07	0.65	0.20
Pro forma	0.20	0.07	0.64	0.19

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,		Nine Months Ended March 31,
2004	2003	2004	2003
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	103.00%	118.00%	108.00%	118.00%
Risk-free interest rate	2.99%	2.97%	2.99%	2.97%
Expected life of option	4.5 years	4.5 years	4.5 years	4.5 years

The pro forma stock based compensation cost, net of tax effect was $0.5 million and $0.2 million during the three months ended March 31, 2004 and March 31, 2003, respectively, and was $1.1 million and $0.9 million during the nine months ended March 31, 2004 and 2003, respectively.

Note 6: Income Taxes

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

        The Company has recognized that it is more likely than not that certain future tax benefits, primarily net operating loss carry forwards, will be realized as a result of future income. Accordingly, during the three and nine months ended March 31, 2004, the Company decreased its deferred tax valuation allowance to recognize higher than previously anticipated net deferred tax assets. During the three months ended March 31, 2004, the Company decreased its deferred tax valuation allowance by $2.8 million to recognize higher than previously anticipated net deferred tax assets for federal purposes and provided $2.7 million for state taxes. During the nine months ended March 31, 2004, the Company decreased its deferred tax valuation allowance by approximately $22.1 million to recognize deferred tax assets. During the three and nine months ended March 31, 2003, the Company provided $0.9 million and $3.1 million, respectively, for taxes, substantially all of which related to tax on excess inclusion income on the securitization trusts.

Note 7: Borrowings and Debt Extinguishment Income

        On December 13, 2002, the Company consummated its offer to exchange (the “Exchange Offer”) its newly issued 5.5% Convertible Subordinated Debentures due 2012 (the “2012 Debentures”) for its outstanding 5.5% Convertible Subordinated Debentures due 2006 (the “2006 Debentures”). The Company exchanged $49.6 million of the outstanding 2006 Debentures that were tendered and issued an equal amount of 2012 Debentures. On December 23, 2002, the Company redeemed $19.8 million, or 40.0%, of the principal amount outstanding on the 2012 Debentures through a scheduled mandatory sinking fund payment. On December 31, 2002, SFP forgave $25.0 million principal balance of its 2012 Debentures due it from the Company. At March 31, 2004, amounts outstanding under the 2006 Debentures were $64.4 million. The $4.8 million of 2012 Debentures were fully redeemed on June 30, 2003.

        During the three and nine months ended March 31, 2003, the Company redeemed $3.0 million and $22.1 million, respectively, of its 9.125% Senior Notes (the “Senior Notes”) at discounts from par for $2.9 million and $19.9 million, respectively.

        During the three and nine months ended March 31, 2003, debt extinguishment income was $0.1 million and $27.2 million, respectively. All of the $0.1 million of debt extinguishment income during the three months ended March 31, 2003 related to the redemption of the Company’s Senior Notes. Of the $27.2 million of debt extinguishment income during the nine months ended March 31, 2003, $25.0 million and $2.2 million related to the redemption of the 2012 Debentures and Senior Notes, respectively.

Note 8. Stockholders’ Equity

        During the nine months ended March 31, 2004, the Company cancelled 30,000 shares of Series C Convertible Preferred Stock. During the nine months ended March 31, 2004, the Company paid $61.4 million of dividends on its Series B, C and D Convertible Preferred Stock, of which $2.9 million was paid during the three months ended March 31, 2004.

        On September 16, 2003, the Company amended and restated its certificate of incorporation permitting the Company to issue up to 26.7 million shares of Series E Preferred Stock, par value $0.001 per share, and reduced the number of authorized shares of Series C Convertible Preferred Stock accordingly.

Note 9: Reclassifications

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

        The Company originates loans through its retail and broker production channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers, which serve customers outside of areas served by branches and customers obtained through affiliations with sites on the Internet. The Company’s broker channel produces loans through account executives working throughout the United States, including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis, and by sourcing loans through telemarketing and the Internet.

Business Strategy. The Company continues to focus on increasing its profitability through executing its core business strategy of: (i) increasing the amount and value of its loan production; (ii) reducing its unit cost of production; and (iii) maintaining adequate liquidity and access to the capital markets.

Continuing to Improve our Efficiency and Loan Quality and Serving as an Efficient High Quality Originator. We intend to accomplish this by increasing the use of technology to streamline further our loan origination and underwriting processes, by rigorously applying and continuously improving our underwriting criteria and processes in order to minimize defaults and losses and by collecting comprehensive performance data on our portfolio to refine our underwriting guidelines and risk-based pricing.

        Growing our loan originations by growing both our retail and wholesale channels, improving market penetration in our existing markets, increasing loan originations through the Internet and building the “Aames Home Loan” brand. In addition, we will continue to originate loan products that are less sensitive to increases in interest rates than rate-term refinance mortgage loans, such as purchase money mortgage loans and cash-out refinance loans, which we believe makes our originations less vulnerable to declines resulting from increases in interest rates.

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

Recent Events

Proposed REIT Conversion. On March 24, 2004, Aames Investment Corporation, a wholly-owned subsidiary of the Company, filed preliminary registration statements on Forms S-4, including the preliminary joint proxy statement/prospectus constituting a part thereof, and S-11 with the United States Securities and Exchange Commission in connection with the Company’s proposed conversion into a real estate investment trust, or REIT, and initial public offering.

        After careful review, on May 12, 2004 the Company’s Board of Directors unanimously approved a plan to change the Company’s corporate structure to become a REIT and conduct an initial public offering of the shares of Aames Investment common stock, subject to relevant legal, accounting and financial matters and stockholder approval.

        Registration statements relating to the issuance of Aames Investment common stock in connection with the proposed REIT conversion and initial public offering have been filed with the SEC but have not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statements become effective. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

        Aames Investment will file a final Form S-4 registration statement, including a definitive joint proxy statement/prospectus constituting a part thereof, and other documents with the SEC. Stockholders of the Company are encouraged to read the registration statement and any other relevant documents filed with the SEC, including the joint proxy statement/ prospectus that will be part of the registration statement, because they will contain important information about the proposed merger. The final joint proxy statement prospectus will be mailed to shareholders of the Company. Investors and security holders are able to obtain the documents free of charge at the SEC’s web site, www.sec.gov. After the registration statement containing the joint proxy statement/prospectus is declared effective by the SEC, the joint proxy statement/prospectus and other documents will be available free of charge by directing a request to John F. Madden, Jr., Secretary, Aames Financial Corporation, 350 South Grand Avenue, 43rd Floor, Los Angeles, California 90071, or emailing the Company’s Investor Relations Department at info@aamescorp.com.

        The Company, Aames Investment, their directors, and certain of their executive officers may be considered participants in the solicitation of proxies in connection with the proposed reorganization and information about such persons’ interest therein, including by way of security holdings or otherwise, may be found in the proxy statement for the Company’s 2003 annual meeting of stockholders and in the registration statement on Form S-4 filed by Aames Investment, including the definitive proxy statement/prospectus constituting a part thereof that will be sent to the Company’s stockholders.

        The statements above regarding the Company’s REIT conversion may be deemed to be forward-looking statements under federal securities laws and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements include, but are not limited to, the expectation that the Company will complete the REIT conversion.

        During the three months ended March 31, 2004, the Company recorded net income of $20.9 million compared to $6.7 million of net income during the comparable three month period a year ago.

        Total revenue during the three months ended March 31, 2004 increased $30.2 million to $95.7 million from $65.5 million during the comparable three month period a year ago. During the three months ended March 31, 2004, the Company did not record any debt extinguishment income and did not write down its residual interests. Total revenue during the three months ended March 31, 2003 includes $0.1 million of debt extinguishment income. Excluding the $0.1 million of debt extinguishment income during the three months ended March 31, 2003, operating revenue increased $30.3 million during the three months ended March 31, 2004 from operating revenue during the comparable three month period in 2003. The $30.3 million increase in operating revenue was comprised of increases of $27.8 million, $1.0 million, $0.9 million and $0.6 million, in gain on sale of loans, interest income, loan servicing fees and origination fees, respectively.

        Total expenses during the three months ended March 31, 2004 increased $17.0 million to $74.9 million from $57.9 million during the three months ended March 31, 2003. The increase in expenses during the three months ended March 31, 2004 from expenses reported during the comparable three month period a year ago was attributable primarily to increases of $14.7 million, $3.5 million and $0.5 million in personnel, production and general and administrative expenses, respectively, partially offset by a $1.7 million decrease in interest expense.

        As previously reported, on March 31, 2004, the Company made dividend payments of $2.9 million on its Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock (collectively, the “Preferred Stock”). The Company had previously obtained waivers from certain lenders permitting the Company to pay the dividend on its Preferred Stock.

Business

Mortgage Loan Production. The Company originates mortgage loans through its retail and broker production channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers, which serve customers located outside areas served by the retail branch network and by customers obtained through affiliations with sites on the Internet. The Company’s broker channel produces loans through account executives working throughout the United States, including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis, and by sourcing loans through telemarketing and the Internet. The Company generally underwrites the loans it originates to its underwriting guidelines and, to a lesser extent, to the underwriting guidelines of its investors in the secondary markets, and appraises the collateral on every loan it originates. The underwriting of a mortgage loan to be originated by the Company generally includes a review of the completed loan package, including the loan application, a current appraisal, a preliminary title report and a credit report.

        The following table presents the volume of loans originated by the Company during the periods presented (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,		December 30,	March 31,
	2004	2003	2003	2004	2003

Retail	$ 586,527	$ 394,238	$ 591,861	$1,755,202	$1,362,685
Broker(1)	1,279,701	622,555	1,067,627	3,267,923	1,930,002

Total production	$1,866,228	$1,016,793	$1,659,488	$5,023,125	$3,292,687

(1)	The Company did not purchase closed loans on a flow basis from correspondents during the three months ended March 31, 2004. Includes the purchase of closed loans on a flow basis from correspondents of $6.8 million and $0.2 million during the three months ended March 31, 2003 and December 31, 2003, respectively, and $4.1 million and $11.1 million during the nine months ended March 31, 2004 and 2003, respectively.

Total Loan Production. Total loan production during the three months ended March 31, 2004 increased $206.7 million, or 12.5%, to $1.9 billion over the $1.7 billion reported during the three months ended December 31, 2003, and increased $849.4 million, or 83.5%, over the $1.0 billion of total loan production reported during the three months ended March 31, 2003. Total loan production during the nine months ended March 31, 2004 increased $1.7 billion, or 52.6%, to $5.0 billion over the $3.3 billion of total loan production during the nine months ended March 31, 2003. Total loan production during the three and nine months ended March 31, 2004 increased due to continued strong demand for sub-prime mortgage products, growth of the Company’s wholesale and retail sales force, improved marketing results, and geographic expansion of our wholesale channel.

Retail Production. The Company’s total retail production was $586.5 million during the three months ended March 31, 2004, a decrease of $5.3 million, or 0.1%, from the $591.9 million of total retail production during the three months ended December 31, 2003, and an increase of $192.3 million, or 48.8%, over the $394.2 million of total retail production during the three months ended March 31, 2003. During the nine months ended March 31, 2004, total retail production was $1.8 billion, an increase of $392.5 million, or 28.8%, over the $1.4 billion of total retail production during the nine months ended March 31, 2003.

Broker Production. The Company’s total broker production increased $212.1 million, or 19.9%, to $1.3 billion during the three months ended March 31, 2004 over the $1.1 billion of total broker production during the three months ended December 31, 2003, and increased $657.1 million, or 105.6%, over the $622.6 million reported during the three months ended March 31, 2003. During the nine months ended March 31, 2004, total broker mortgage loan production increased $1.3 billion, or 69.3%, to $3.3 billion over the $1.9 billion of total broker production during nine months ended March 31, 2003.

        Through its “Broker Direct” program, the Company makes outbound telemarketing calls to brokers that have been inactive for the past 90 days and brokers who are not currently doing business with the Company or are outside the geographic areas served by the loan officers. The Company also obtains leads through its internet web site “Aamesdirect.com”. The Company expects “Broker direct” to continue to generate an increasing dollar amount and percentage of broker loan production in the coming quarters as general market acceptance by brokers of broker telemarketing and Internet use grows and the Company continues to enhance its “Broker Direct” capabilities.

        The following table sets forth the number of retail branches and broker operations centers operated by the Company at March 31, 2004 and 2003:

	March 31,
	2004	2003

Retail branches	93	89
National Loan Centers	2	2
Regional broker operations centers	5	4

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

        The following table sets forth certain information regarding the Company’s loan dispositions during the three months ended March 31, 2004, 2003 and December 31, 2003, and the nine months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,		December 31,	Nine Months Ended March 31,
	2004	2003	2003	2004	2003

Whole loan sales	$1,763,435	$1,248,096	$1,714,640	$4,664,233	$3,029,769
Loans pooled and sold in
securitizations	--	--	--	--	314,958

Total loan dispositions	$1,763,435	$1,248,096	$1,714,640	$4,664,233	$3,344,727

        During the three months ended March 31, 2004, total mortgage loan dispositions increased $48.8 million, or 2.8%, to $1.8 billion over the $1.7 billion of total loan dispositions reported during the three months ended December 31, 2003, and increased $515.3 million, or 41.3%, over the $1.2 billion of total loan dispositions during the three months ended March 31, 2003. Total loan dispositions during the nine months ended March 31, 2004 increased $1.3 billion, or 39.5%, to $4.7 billion over the $3.3 billion of total loan dispositions reported during the comparable nine month period a year ago. All of the Company’s $1.8 billion and $4.7 billion of loan dispositions during the three and nine months ended March 31, 2004, respectively, were in the form of whole loan sales for cash with servicing released. The Company’s sole reliance on whole loan sales as its loan disposition strategy during the three and nine months ended March 31, 2004 was due to attractive pricing conditions prevailing in the whole loan sale markets. During the three months ended March 31, 2003, loans sold in whole loan sales for cash and with servicing released were $1.2 billion. During the nine months ended March 31, 2003, loans sold in securitizations and whole loan sales for cash were $315.0 million and $3.0 billion, respectively. The Company relied more heavily upon whole loan sales than upon securitizations as its loan disposition strategy during the three and nine months ended March 31, 2003 due to attractive pricing conditions prevailing in the whole loan markets during such periods and, to a lesser extent, due to the limited capacity in the Residual Facility until its expiration which occurred on March 31, 2003. Changes in the secondary mortgage markets, the current interest rate environment and the current economic climate could affect the mix in the composition of the Company’s strategy of selling loans in the form of securitizations or whole loan sales.

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

        The following table sets forth certain information regarding the Company’s servicing portfolio at March 31, 2004 and 2003 and June 30, 2003 (dollars in millions):

	March 31,		June 30,
	2004	2003	2003
Mortgage loans serviced:
Loans serviced on an interim basis	$ 2,074.7	$ 1,099.3	$ 911.0
Loans in securitization trusts	260.7	852.7	741.0

serviced in-house	2,335.4	1,952.0	1,652.0
Loans in securitization trusts
subserviced by others	59.7	96.2	88.0

Total servicing portfolio	$ 2,395.1	$ 2,048.2	$ 1,740.0

Percentage serviced in-house	97.5%	95.3%	94.9%

        Excluding loans serviced on an interim basis, the Company has not added any new loans to the servicing portfolio since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in whole loan sales and securitizations with servicing released since that time. The Company’s total servicing portfolio at March 31, 2004 increased $655.1 million, or 37.6%, to $2.4 billion over $1.7 billion at June 30, 2003, reflecting a $1.2 billion increase in loans serviced on an interim basis partially offset by a $508.6 million decline in mortgage loans serviced in securitization trusts due to the Company’s call of certain securitization trusts and, to a lesser extent, loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations. The Company’s portfolio of mortgage loans serviced on an interim basis increased $1.2 billion to $2.1 billion at March 31, 2004 over $911.0 million at June 30, 2003, and increased $975.4 million over the $1.1 billion of mortgage loans serviced on an interim basis at March 31, 2003. The increase at March 31, 2004 was attributable to the Company’s increased mortgage loan production volumes resulting in higher loans held for sale serviced by the Company on its own behalf and to increased loan disposition volumes resulting in increased interim servicing for loan buyers who have not transferred the loans to new servicers.

        The Company’s portfolio of mortgage loans in securitization trusts serviced in-house, declined by $480.3 million, or 64.8%, to $260.7 million at March 31, 2004 from $741.0 million at June 30, 2003 due primarily to calls of securitization trusts in August, 2003 and November, 2003 which caused the Company’s portfolio of mortgage loans in securitization trusts to decline by $304.1 million and, to a lesser extent, portfolio run-off. The Company’s $260.7 million portfolio of mortgage loans in securitization trusts serviced in-house at March 31, 2004 reflected a decrease of $592.0 million, or 69.4%, from the $852.7 million at March 31, 2003. The decrease is due to the Company calling seventeen securitization trusts and, to a lesser extent, to servicing portfolio run-off, in the form of principal amortization, prepayments and liquidations.

         The Company expects six of the remaining seven securitization trusts, which had a mortgage loan balance at March 31, 2004 of $236.3 million, to be callable in calendar year 2004 and expects to call these securitization trusts by the end of calendar year 2004.

        The following table sets forth delinquency, foreclosure, and loss information of the Company’s servicing portfolio at or during the periods indicated:

	At or during the
	Nine Months Ended March 31,		Year Ended June 30,
	2004	2003	2003	2002	2001
	(Dollars in thousands)
Percentage of dollar amount of delinquent loans to
loans serviced (period end)(1)(2):
One month	0.4%	0.6%	0.7%	0.7%	1.7%
Two months	0.2	0.3	0.3	0.5	0.7
Three or more months:
Not foreclosed(3)	2.5	6.6	7.2	7.4	8.9
Foreclosed(4)	0.3	0.7	0.8	1.0	1.7

Total	3.4%	8.2%	9.0%	9.6%	13.0%

Percentage of total dollar amount of delinquent
loans in:
Loans serviced on an interim basis	0.8%	1.1%	1.3%	1.5%	2.4%
Loans in securitization trusts serviced in-house	20.3	16.3	17.4	15.7	16.8
and by others
Percentage of dollar amount of loans foreclosed
during the period to servicing portfolio(2)(6)	0.4	0.9	1.3	2.2	3.0
Number of loans foreclosed during the period	121	318	417	780	1,238
Principal amount of foreclosed loans during the
period	$ 8,984	$ 21,452	$ 27,703	$ 56,419	$ 89,884
Number of loans liquidated during the period	394	821	1,033	1,624	2,479
Net losses on liquidations during the period(5) .	$ 14,771	$ 28,585	$ 35,669	$ 67,444	$ 91,754
Percentage of annualized losses to servicing
portfolio(2)(6)	0.9%	1.7%	1.6%	2.6%	3.0%
Servicing portfolio at period end	$ 2,395,000	$ 2,048,000	$ 1,740,000	$ 2,308,000	$ 2,717,000

_________________

(1)	Delinquent loans are loans for which more than one payment is due.

(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated, including loans serviced on an interim basis of $2.1 billion and $1.1 billion at March 31, 2004 and 2003, respectively, and $911.0 million, $991.0 million and $722.0 million at June 30, 2003, 2002 and 2001, respectively.

(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(4)	Represents properties acquired following a foreclosure sale and still serviced by the Company at period end.

(5)	Represents losses, net of gains, on properties sold through foreclosed or other default management activities during the period indicated.

(6)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicers during the related periods indicated.

        The Company has historically experienced delinquency rates that are higher than those prevailing in this industry due to the inclusion of lower credit grade mortgage loans in the securitization trusts. Delinquent loans (by principal balance) decreased at March 31, 2004 to $80.7 million from $156.5 million at June 30, 2003 and from $167.6 million at March 31, 2003. Total delinquent loans in the Company’s portfolio of securitization trusts (serviced in-house and by others) were $64.9 million and $144.3 million at March 31, 2004 and June 30, 2003, respectively, and were $155.0 million at March 31, 2003. Total delinquent loans in the Company’s portfolio of loans serviced on an interim basis were $15.8 million and $12.2 million at March 31, 2004 and June 30, 2003, respectively, and were $12.6 million at March 31, 2003.

        The delinquency rate at March 31, 2004 was 3.4% compared to 9.0% at June 30, 2003 and 8.2% at March 31, 2003. The delinquency rate at March 31, 2004 declined from the delinquency rate at June 30, 2003 due to the fact that loans in the Company’s portfolio of mortgage loans in securitization trusts, which contains the majority of delinquent loans, became a smaller part of the Company’s total servicing portfolio, primarily as a consequence of calls of securitization trusts in August 2003 and November 2003. A decline in delinquencies of loans in securitization trusts generally reduces the Company’s servicing advance obligations. The Company expects the delinquency rate to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts (and the number of delinquent loans in such trusts) continues to decline and become a smaller component of the Company’s total servicing portfolio.

        During the nine months ended March 31, 2004, losses on loan liquidations decreased to $14.8 million from $28.6 million during the comparable nine month period a year ago primarily due to the decrease in the number of loans liquidated. Substantially all of the foreclosures and liquidations handled by the Company occur in connection with the Company’s portfolio of mortgage loans in securitization trusts. The Company expects net losses on loan liquidations to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts (and the number of foreclosed loans in such trusts) continues to decline.

        Because foreclosures and credit losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses.

        In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company’s failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquent loans (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and events of bankruptcy or insolvency. Pursuant to agreements relating to the Company’s two 1999 securitization trusts, the monoline insurer requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. Previously, the Company did not satisfy the net worth test and, as a result, the monoline insurer could have terminated the Company as servicer with respect to those securitization trusts. The monoline insurer waived the Company’s failure to satisfy the net worth test and none of the servicing rights of the Company were terminated. At March 31, 2004, the Company met the specified net worth and liquidity tests.

        The table below illustrates certain information regarding those securitization trusts that have exceeded delinquency and loss triggers at March 31, 2004, December 31, 2003 and June 30, 2003 (dollars in thousands):

	March 31, 2004	December 31, 2003	June 30, 2003
Securitization trusts:
Number	7	7	17
Total dollar amount of mortgage loans
serviced in securitization trusts
(in-house and subserviced)	$320,469	$358,691	$828,939
Securitization trusts where the Company may
be terminated as servicer:
Number	7	7	13
Dollar amount of mortgage loans serviced
in securitization trusts (in-house and
subserviced)	$320,469	$358,691	$562,076
Percentage of total dollar amount of
mortgage loans serviced in
securitization trusts (in-house and
subserviced)	100.0%	100.0%	67.8%

        The Company’s servicing portfolio will continue to be impacted in the future by the Company’s dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio.

Critical Accounting Policies

        The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. The Company did not retain residual interests created in any of its securitizations since July 1, 2000. During the three months ended March 31, 2004, the Company did not dispose of any of its loans through a securitization.

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

        The following table summarizes certain information about the securitization trusts in which the Company had retained a residual interest at March 31, 2004 and June 30, 2003 (dollars in thousands):

	March 31, 2004	June 30, 2003
Aggregate principal balances of securitized loans at the time of the securitizations	$3,304,181	$6,642,357
Outstanding principal balances of securitized loans	$ 320,469	$ 828,939
Outstanding principal balances of pass-through certificates or bonds of the
securitization trusts	$ 261,409	$ 683,277
Weighted average coupon rates of:
Securitized loans	10.11%	10.23%
Pass-through certificates or bonds	5.66%	5.51%

        Certain historical data and key assumptions and estimates used by the Company in its March 31, 2004 and June 30, 2003 review of the residual interests retained by the Company were as follows:

	March 31, 2004	June 30, 2003
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans
Fixed rate loans	35.8%	32.5%
Adjustable rate	37.0%	34.4%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	24.3% to 57.1%	30.9% to 48.8%
Adjustable rate loans	18.8% to 46.8%	18.4% to 52.9%
Estimated weighted average life of securitized loans	2.0 years	1.9 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of
securitized loans	5.3%	5.4%
Future estimated credit losses, as a percentage of original principal balances
of securitized loans	0.5%	0.5%
Total actual and estimated prospective credit losses, as a percentage of
original principal balance of securitized loans	5.8%	5.9%
Total actual credit losses to date and estimated prospective credit losses
(dollars in thousands)	$ 190,045	$ 392,592
Weighted average discount rate	13.7%	13.5%

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

        The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans in each securitization trust in which the Company had a retained residual interest, ranged from 4.5% to 7.0% at March 31, 2004 and 3.9% and 9.3% at June 30, 2003. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

        The Company has previously disclosed that if actual credit losses and actual prepayment trends exceeded the Company’s credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended March 31, 2004, the Company considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy. During the three months ended March 31, 2004 and 2003, no adjustment to the Company’s assumptions (rate of prepayment, credit loss and discount rate) was deemed warranted.

        Additionally, as master servicer of the mortgage loans in the securitization trusts, the Company has the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. In August 2003 and November 2003, the Company called ten securitization trusts. Moreover, the Company expects six of the seven remaining securitization trusts, which had a mortgage loan balance at March 31, 2004 of $236.3 million, to be callable in calendar year 2004 and expects to call these securitization trusts by the end of calendar year 2004. The Company might be required to write down the value of the residual interests relating to the called securitization trusts.

        The Company closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate the fair value, the Company will adjust the fair value of the retained residual interests through a charge to earnings.

Mortgage Servicing Rights. During the three and nine months ended March 31, 2004 and 2003, all of the Company’s loan dispositions were on a servicing released basis; therefore, the Company did not capitalize mortgage servicing rights (“MSRs”). Prior to June 30, 2000, the Company capitalized MSRs based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. However, such MSRs were fully amortized at March 31, 2004.

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

        Deferred income tax assets and liabilities are recognized to reflect the future tax consequences of net operating loss carry forwards and differences between the tax basis and financial reporting basis of assets and liabilities. The Company has recognized that it is more likely than not that certain future tax benefits, primarily net operating loss carry forwards, will be realized as a result of current and future income. Accordingly, during the three and nine months ended March 31, 2004, the Company decreased its deferred tax valuation allowance to recognize higher than previously anticipated net deferred tax assets.

Results of Operations--Three and Nine Months Ended March 31, 2004 and 2003

        The following table sets forth information regarding the components of the Company’s revenue and expenses for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue:
Gain on sale of loans	$ 62,948	$35,157	$ 153,093	$ 99,216
Write-down of residual interests	--	--	--	(31,923)
Origination fees	12,980	12,435	45,416	40,125
Loan servicing	2,155	1,252	6,332	6,336
Debt extinguishment income	--	83	--	27,175
Interest	17,621	16,556	50,217	55,913

Total revenue, including write-down of
residual interests	95,704	65,483	255,058	196,842

Expenses:
Personnel	46,676	31,904	127,569	98,781
Production	10,333	6,832	26,107	18,647
General and administrative	11,375	10,958	33,735	30,235
Interest	6,523	8,198	18,983	27,408

Total expenses	74,907	57,892	206,394	175,071

Income before provision for income
taxes	20,797	7,591	48,664	21,771
Provision (benefit) for income taxes	(93)	900	(18,069)	3,086

Net income	$ 20,890	$ 6,691	$ 66,733	$ 18,685

        Operating revenue is a non-GAAP financial measurement used by the Company that excludes from GAAP total revenue the write-downs of residual interests and debt extinguishment income. The Company ceased retaining residual interests in securitization transactions commencing on January 1, 2000. The Company recorded debt extinguishment income during the year ended June 30, 2003 in connection with the redemption and restructuring of certain borrowings. The Company believes that operating revenue provides users of its consolidated financial statements with more useful comparative information concerning its principal business of originating, selling and servicing mortgage loans collateralized by single family residences. The following table reconciles total revenue in conformity with GAAP to operating revenue as discussed herein and elsewhere. See “Item 1 – Business – Recent Events”:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
GAAP revenue	$95,704	$ 65,483	$255,058	$ 196,842
Add: Write-down of residual interests	--	--	--	31,923
Less: Debt extinguishment income	--	(83)	--	(27,175)

Operating revenue	$95,704	$ 65,400	$255,058	$ 201,590

Revenue

General. Total revenue during the three months ended March 31, 2004 increased $30.2 million, or 46.2%, to $95.7 million from $65.5 million during the comparable three month period a year ago. During the three months ended March 31, 2004, the Company did not record debt extinguishment income and did not record a write-down to its residual interests. Total revenue during the three months ended March 31, 2003 includes $0.1 million of debt extinguishment income. Excluding debt extinguishment income during the three months ended March 31, 2003, operating revenue during the three months ended March 31, 2004 increased $30.3 million, or 46.3%, to $95.7 million over $65.4 million during the same three month period a year ago. This increase was primarily attributable to increases of $27.8 million, $1.0 million, $0.9 million and $0.6 million in gain on sale of loans, interest income, loan servicing fees and origination fees, respectively, during the three months ended March 31, 2004 from amounts reported during the comparable three month period during 2003.

        Total revenue during the nine months ended March 31, 2004 was $255.1 million, an increase of $58.3 million, or 29.6%, over total revenue of $196.8 million during the nine months ended March 31, 2003. During the nine months ended March 31, 2004, the Company did not record debt extinguishment income and did not write down its residual interests. However, total revenue during the nine months ended March 31, 2003 includes $27.2 million of debt extinguishment income and a $31.9 million write-down of residual interests. Excluding debt extinguishment income and the residual interest write-down during the nine months ended March 31, 2003, operating revenue during the nine months ended March 31, 2004 increased $53.5 million, or 26.5%, to $255.1 million over $201.6 million during the same nine month period a year ago. This increase was primarily attributable to increases of $53.9 million and $5.3 million in gain on sale of loans and origination fees, respectively, partially offset by a decline of $5.7 million in interest income during the nine months ended March 31, 2004 from amounts reported during the comparable nine month period during 2003.

Gain on Sale of Loans. Gain on sale of loans during the three months ended March 31, 2004 increased $27.7 million, or 79.0%, to $62.9 million over $35.2 million during the three months ended March 31, 2003. The increase in gain on sale of loans resulted primarily from the $515.3 million, or 41.3%, increase to $1.8 billion of total loan dispositions during the three months ended March 31, 2004 over $1.2 billion of total loan dispositions during the comparable three month period a year ago, and, to a lesser extent to higher gain on sale rates on loan sales during the quarter ended March 31, 2004 compared to the comparable period a year ago. The increase in loan dispositions during the March 2004 quarter over loan dispositions during the March 2003 quarter was due primarily to an increase in mortgage loan production during the March 2004 quarter compared to the March 2003 quarter. During the three months ended March 31, 2004 and 2003, the Company relied solely on whole loan sales for cash as its loan disposition strategy based upon the Company’s review of market conditions, profitability and cash flow requirements. The Company realized generally higher gain on sale rates on whole loan sales during the three months ended March 31, 2004 compared to the gain on sale rates for whole loan sales during the comparable three month period a year ago due to generally more favorable conditions in the whole loan markets during the March 2004 quarter when compared to market conditions during the March 2003 quarter.

        At and during the three months ended March 31, 2004, the Company had no hedge instruments in place. During the three months ended March 31, 2003, the Company, as it has from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during that period. Gain on sale of loans during the three months ended March 31, 2003 included charges of $0.2 million of derivative related losses which related to losses on hedge positions that closed during the period.

        Gain on sale of loans increased $53.9 million, or 54.3%, to $153.1 million during the nine months ended March 31, 2004 over $99.2 million of gain on sale of loans during the nine months ended March 31, 2003. The increase in gain on sale of loans during the nine months ended March 31, 2004 over gain on sale of loans during the comparable nine month period a year ago resulted from the $1.3 billion increase in total mortgage loan dispositions during the nine months ended March 31, 2004 over mortgage loan disposition levels reported during the comparable period a year ago, partially offset by slightly lower gain on sale rates realized by the Company on whole loan sales during the nine months ended March 31, 2004, compared to the gain on sale rates realized on its mix of whole loan and securitization dispositions during the comparable nine month period a year ago. During the nine months ended March 31, 2004, the Company relied solely on whole loan sales for cash as its loan disposition strategy. In comparison, during the nine months ended March 31, 2003, the Company relied on a combination of a securitization and whole loan sales for cash as its loan disposition strategy based on the Company’s review of market conditions, profitability and cash flow needs and the Company’s desire at that time to retain capacity under the Residual Forward Sale Facility (“Residual Facility”) with Capital Z Investments, L.P., a Bermuda partnership (“CAI”), an affiliate of Capital Z, the Company’s largest stockholder.

        Gain on sale of loans during the nine months ended March 31, 2003 includes $8.7 million of cash proceeds from the sale of residual interests to CZI under the Residual Facility. In addition, gain on sale of loans during the nine months ended March 31, 2003 includes $4.1 million of cash proceeds from the sale of mortgage servicing rights and the rights to prepayment fee income that were sold to an unaffiliated independent mortgage servicing company related to the securitization which closed during the period. At and during the nine months ended March 31, 2004, the Company had no hedge instruments in place. Gain on sale of loans during the nine months ended March 31, 2003 was reduced by $10.9 million of hedge losses on closed hedge positions. Finally, gain on sale of loans during the nine months ended March 31, 2003 was reduced by the amortization of $0.7 million of costs related to obtaining the Residual Facility, substantially all of which related to amortization of the remaining capitalized facility fee paid to CZI. The Residual Facility with CZI expired on March 31, 2003.

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

        Origination fees during the three months ended March 31, 2004 were $13.0 million as compared to $12.4 million during the three months ended March 31, 2003. The $0.6 million, or 4.4%, increase in origination fees during the three months ended March 31, 2004 from the amount reported during the comparable three month period during 2003 was attributable primarily to a $6.1 million, or 42.3%, increase in retail origination fees charged at the time of origination in the retail channel, partially offset by a $5.5 million, or 245.1%, increase in yield spread premium, net of points and fees, paid by the broker channel. Retail origination fees increased $6.1 million to $20.6 million during the three months ended March 31, 2004 over $14.5 million during the comparable three month period a year ago. The $6.1 million increase in retail origination fees is primarily due to the $192.3 million, or 48.8%, increase in total retail mortgage loan production during the three months ended March 31, 2004 over total retail mortgage loan production during the three months ended March 31, 2003. Retail points and fees, expressed as a percentage of retail volume, during the three months ended March 31, 2004 declined to 3.52% from 3.67% during the three months ended March 31, 2003. As previously reported, the Company has, primarily in response to competitive factors and, to a lesser extent, recent regulatory changes, reduced points and fees charged to customers in numerous states and for certain loan products.

        Yield spread premium, net of points and fees, increased $5.5 million, or 245.1%, to $7.7 million during the three months ended March 31, 2004 over $2.2 million during the same three month period a year ago. The $5.5 million increase in yield spread premium, net of points and fees, is primarily due to the $657.1 million, or 105.6%, increase in total broker mortgage loan production during the three months ended March 31, 2004 over such production during the three months ended March 31, 2003. Average yield spread premium, net of points and fees, expressed as a percentage of total broker production was 0.60%, a 66.7% increase, over 0.36% during the three months ended March 31, 2003.

        Origination fees during the nine months ended March 31, 2004 were $45.4 million, an increase of $5.3 million, or 13.2%, over the $40.1 million reported during the nine months ended March 31, 2003. The increase in origination fee revenue during the nine months ended March 31, 2004 over origination fee revenue during the comparable nine month period a year ago is primarily attributable to a $13.2 million increase in points and fees charged at the time of origination in the retail channel, partially offset by a $7.9 million increase in yield spread premium, net of points and fees, paid by the broker channel. The increase in retail points and fees was attributable to the $392.5 million, or 28.8%, increase in total retail production during the nine months ended March 31, 2004 over total retail production during the comparable nine month period a year ago. Retail points and fees, expressed as a percentage of retail volume remained constant at 3.52% during the nine months ended March 31, 2004 and March 31, 2003.

        Yield spread premium, net of points and fees, paid by the broker channel increased $7.9 million, or 89.8%, to $16.7 million during the nine months ended March 31, 2004 over the $8.8 million of yield spread premium paid during the same nine month period a year ago. The increase in the yield spread premium is primarily due to the $1.3 billion, or 69.3%, increase in total broker production during the 2004 period over total broker production during the comparable period in 2003, and, to a lesser extent, due to an increase of 10.9% in average yield spread premium during the nine months ended March 31, 2004 over the average yield spread premium of during the nine months ended March 31, 2003. Average yield spread premium, net of points and fees, expressed as a percentage of total broker production increased to 0.51% from 0.46% during the nine months ended March 31, 2003.

Loan Servicing. Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of the Company’s MSRs. See – “Critical Accounting Policies.” Loan servicing revenue was $2.2 million during the three months ended March 31, 2004 compared to $1.3 million during the comparable three month period in 2003. During the three months ended March 31, 2004, servicing, late and prepayment fees increased $0.2 million from amounts reported during the comparable three month period a year ago. The increase was due primarily to the Company’s loan servicing unit focusing its efforts in billing and subsequently collecting ancillary fees on loans in the securitization trusts. This was coupled with a $0.7 million decline in subservicing related expenses and MSR amortization expense during the three months ended March 31, 2004 from the amounts reported during the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company did not record any MSR amortization as its MSRs were fully amortized at September 30, 2003. The Company expects subservicing expense to trend downward in future periods as the balance of loans subserviced declines.

        Loan servicing revenue during the nine months ended March 31, 2004 remained constant at $6.3 million during the nine months ended March 31, 2003 due primarily to declines in servicing, late and prepayment fees aggregating $2.0 million, partially offset by declines in subservicing related expenses and amortization of MSRs of $0.2 million and $1.8 million, respectively, during the 2004 period compared to the same period a year ago. The declines in servicing, late and prepayment fees during the nine months ended March 31, 2004 from the levels reported during the nine months ended March 31, 2003 are due to the $592.0 million decrease in the size of the Company’s portfolio of mortgage loans in securitization trusts serviced in-house at March 31, 2004 compared to March 31, 2003, together with a decrease in prepayment fees due to the aging of mortgage loans in securitization trusts serviced in-house beyond the term of their prepayment fee. Subservicing related expenses are declining due to the decrease in the number of loans being subserviced and the portfolio of mortgage loans in securitization trusts serviced in-house. The Company’s MSRs were fully amortized at September 30, 2003.

        During the three and nine months ended March 31, 2004 and 2003, the Company had in place an arrangement, entered into during the year ended June 30, 1999, designed to reduce its servicing advance obligations pursuant to which a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($59.7 million at March 31, 2004) in principal amount of loans.

        Excluding loans serviced on an interim basis, the Company has not added any new loans to the servicing portfolio since January 1, 2000 due to the Company’s sale of its entire mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time. The Company’s total loan servicing portfolio at March 31, 2004 increased $655.1 million, or 37.6%, to $2.4 billion over $1.7 billion at June 30, 2003, reflecting an increase in loans serviced on an interim basis, offset by loan servicing portfolio runoff and by the November Trust Call involving $274.8 million of mortgage loans during the period. Mortgage loans in securitization trusts serviced by the Company in-house declined $480.3 million to $260.7 million at March 31, 2004 from $741.0 million at June 30, 2003. Moreover, subsequent to March 31, 2004, the Company transferred to the purchasers or their designated servicers approximately $564.7 million of loans, which represented loans sold in whole loan sales during the March 2004 quarter but subserviced by the Company at March 31, 2004 on an interim basis. The Company’s servicing portfolio will continue to be impacted in the future by the Company’s dispositions of its loan production through whole loan sales and securitizations on a servicing released basis, which has resulted in a smaller servicing portfolio. Future loan servicing revenue will be negatively impacted by continued run-off in the Company’s portfolio of mortgage loans in securitization trusts due to the Company’s sale of mortgage loans on a servicing released basis. Run-off in the Company’s portfolio of mortgage loans in securitization trusts could be further exacerbated by the current mortgage interest rate environment which could accelerate prepayment activity of loans. Finally, the Company’s servicing portfolio and future servicing revenue will be adversely effected if the Company calls any of the remaining securitization trusts.

Debt Extinguishment Income. The Company did not record any debt extinguishment income during the three and nine months ended March 31, 2004.

        As previously reported, during the three months ended March 31, 2003, the Company recorded $0.1 million of debt extinguishment income related to the extinguishment of $3.0 million of its Senior Notes at a discount from par for $2.9 million of cash.

        As also previously disclosed, during the nine months ended March 31, 2003, debt extinguishment income was $27.2 million comprised of $25.0 million related to SFP’s forgiveness of its holdings of 2012 Debentures and $2.2 million of debt extinguishment income recognized in connection with the Company’s extinguishment of $22.1 million of its Senior Notes at a discount from par for $19.9 million of cash.

Interest Income. Interest income includes interest on loans held for sale, discount accretion income related to the Company’s residual interests and interest on short-term overnight investments. Interest income during the three months ended March 31, 2004 increased by $1.0 million, or 6.0%, to $17.6 million from $16.6 million during the three months ended March 31, 2003. Interest income decreased by $5.7 million, or 10.2%, to $50.2 million during the nine months ended March 31, 2004 from $55.9 million during the nine months ended March 31, 2003. The increase in interest income during the three months ended March 31, 2004 from the amounts reported during the comparable three month period a year ago was primarily due to a $4.6 million increase in interest income on loans held for sale during the three months ended March 31, 2004 over such interest income levels reported during the comparable period a year ago, partially offset by a decline of $3.6 million in discount accretion income recognized on the Company’s residual interests. The increase in interest income on loans held for sale during the three months ended March 31, 2004 over the amount reported during the comparable period a year ago is attributable to higher outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the three months ended March 31, 2004 when compared to such balances and coupon rates during the same period a year ago. The Company’s residual interests were at lower balances during the three months ended March 31, 2004 when compared to residual interest levels during the same three month period a year ago.

        The $5.7 million decrease in interest income during the nine months ended March 31, 2004 from the interest income amount reported during the comparable nine month period a year ago was primarily due to a $9.9 million decline in discount accretion income recognized on the Company’s residual interests. The Company’s residual interests were at lower balances during the nine months ended March 31, 2004 when compared to residual interest levels during the same nine month period a year ago. Partially offsetting the decrease in discount accretion income during the nine months ended March 31, 2004 from the amount reported during the same period a year ago was an increase of $4.2 million in interest income on loans held for sale during the nine months ended March 31, 2004 over such interest income levels reported during the comparable period a year ago. The increase in interest income on loans held for sale during the nine months ended March 31, 2004 over the amount reported during the comparable period a year ago is attributable to higher outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the nine months ended March 31, 2004 when compared to such balances and coupon rates during the same period a year ago.

Expenses

General. Total expenses during the three months ended March 31, 2004 were $74.9 million compared to $57.9 million during the three months ended March 31, 2003. The $17.0 million, or 29.4%, increase in total expenses during the three months ended March 31, 2004 over total expenses during the comparable period in 2003 was attributable to increases of $14.8 million, $3.5 million and $0.4 million in personnel expense, production and general and administrative expense, respectively, partially offset by a decline of $1.7 million in interest expense.

        Total expenses during the nine months ended March 31, 2004 were $206.4 million compared to $175.1 million during the nine months ended March 31, 2003. The $31.3 million, or 17.9%, increase in total expenses during the nine months ended March 31, 2004 over total expenses during the comparable period a year ago was attributable to increases of $28.8 million, $7.5 million and $3.5 million in personnel, production and general and administrative expenses, respectively, partially offset by a decline of $8.4 million in interest expense.

Personnel. Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are related to the Company’s loan origination volume, as retail and broker account executives earn incentives on funded loans. Total personnel expense during the three months ended March 31, 2004 increased $14.8 million, or 46.3%, to $46.7 million from $31.9 million during the three months ended March 31, 2003. The increase was comprised primarily of a $9.0 million increase in commission compensation earned by retail and broker account executives during the three months ended March 31, 2004 over the same period a year ago due to the $849.4 million, or 83.5%, increase in total production during the three months ended March 31, 2004 over total production during the three months ended March 31, 2003. In addition, the increase was due to $3.8 million of increased salaries resulting from increased staffing levels, predominantly in loan production personnel, during the three months ended March 31, 2004 over staffing levels during the comparable three month period a year ago. Incentive compensation related to senior and other management increased $0.5 million during the three months ended March 31, 2004 over the three months ended March 31, 2003. Finally, payroll taxes, medical and other benefit costs increased $1.5 million during the three months ended March 31, 2004 over such expense amounts incurred during the three months ended March 31, 2003.

        Personnel expense during the nine months ended March 31, 2004 was $127.6 million, an increase of $28.8 million, or 29.1%, over $98.8 million during the nine months ended March 31, 2003. Salaries, commissions, bonuses and incentives increased $25.6 million, or 30.4%, during the nine months ended March 31, 2004 over the amounts reported during the nine months ended March 31, 2003. The increase was comprised primarily of commission compensation earned by retail and broker account executives of $17.3 million during the nine months ended March 31, 2004 over the comparable nine month period in 2003 due to the $1.7 billion, or 52.6%, increase in total production during the 2004 period over total production during the 2003 period. In addition, the increase was due to $7.1 million of increased salaries resulting from increased staffing levels, predominantly in loan production personnel, during the nine months ended March 31, 2004 over the same period in 2003 caused by growth in the Company’s retail branch network and, to a lesser extent, to other employee head count growth. Incentive compensation related to senior and other management increased $1.2 million during the nine months ended March 31, 2004 over the nine months ended March 31, 2003. Finally, the increase in personnel expense during the nine months ended March 31, 2004 over the amount reported during the comparable nine month period a year ago is attributable to $3.2 million of increased health, medical, other benefit costs and incentive compensation awards to other employees.

Production. Production expense, primarily advertising, outside appraisal costs, travel and entertainment, and credit reporting fees increased $3.5 million, or 51.5%, to $10.3 million during the three months ended March 31, 2004 over $6.8 million during the three months ended March 31, 2003. Production expense during the nine months ended March 31, 2004 increased $7.5 million, or 40.3%, to $26.1 million over $18.6 million during the comparable nine month period a year ago. The increases in production expense during the three and nine months ended March 31, 2004 from the comparable three and nine month periods a year ago is due primarily to increased advertising, appraisal and credit reporting expenses relative to the Company’s $849.4 million, or 83.5%, and $1.7 billion, or 52.6%, increases in loan origination volumes during the three and nine months ended March 31, 2004, over those during the comparable three and nine month periods a year ago, respectively. Production expense expressed as a percentage of total loan origination volume decreased to 0.6% for the three months ended March 31, 2004 compared to 0.7% during the three months ended March 31, 2003. The decrease is attributable to the $849.4 million, or 83.5%, increase in total loan production during the three months ended March 31, 2004 over the levels reported during the same period a year ago, partially offset by the increase in production expense during the three months ended March 31, 2004 over those reported during the comparable three month period a year ago. Production expense expressed as a percentage of total loan origination volume during the nine months ended March 31, 2004 was 0.5% compared to 0.6% during the comparable nine month period in 2003.

General and Administrative. General and administrative expenses increased $0.4 million, or 3.8%, to $11.4 million and $3.5 million, or 11.6%, to $33.7 million during the three and nine months ended March 31, 2004, respectively, from $11.0 million and $30.2 million during the three and nine months ended March 31, 2003, respectively. The increase during the three months ended March 31, 2004 over the comparable three month period a year ago was primarily attributable to increases in legal, insurance, occupancy and communication expenses, partially offset by a decline in professional expenses. The increase in general and administrative expenses during the nine months ended March 31, 2004 over the comparable nine month period a year ago was primarily due to increases in occupancy, communication, insurance and professional expenses, partially offset by a decline in legal expenses.

Interest Expense. Interest expense decreased $1.7 million, or 20.4%, and $8.4 million, or 30.7%, to $6.5 million and $19.0 million during the three and nine months ended March 31, 2004, respectively, from $8.2 million and $27.4 million during the three and nine months ended March 31, 2003, respectively. The decrease in interest expense during the three and nine months ended March 31, 2004 from levels reported during the comparable three and nine month periods a year ago resulted primarily from lower interest rates associated with the Company’s revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings in the 2004 periods. To a lesser extent, the decrease in interest expense resulted from the full redemption of the Company’s Senior Notes and a $49.6 million decrease in the 2006 Debentures by the Company during the year ended June 30, 2003. The Company’s revolving warehouse and repurchase agreements bear interest rates that are indexed to the one-month LIBOR which, during the three and nine months ended March 31, 2004, declined from levels during the three and nine months ended March 31, 2003. While the Company’s interest costs on its revolving warehouse and repurchase facilities trended down during the three and nine months ended March 31, 2004 from the comparable three and nine month periods a year ago, such interest expense is expected to increase in future periods due to the Company’s continued reliance on external revolving financing arrangements to fund mortgage loan production and expected continued upward pressure on one month LIBOR in coming quarters. Interest expense also includes the amortization of capitalized financing costs incurred on revolving committed warehouse facilities entered into by the Company. Amortization of capitalized financing costs related to such facilities was $1.2 million and $3.8 million during the three and nine months ended March 31, 2004, respectively, compared to $1.2 million and $3.5 million during the three and nine months ended March 31, 2003, respectively.

        As a result of extinguishing the remaining $127.9 million of Senior Notes, which had a fixed 9.125% coupon rate, with the $74.1 million Financing Facility which bears interest at one-month LIBOR plus 2.75%, together with the reduction of the Financing Facility to $18.3 million at March 31, 2004, the redemption of the remaining $4.8 million of 2012 Debentures and the $49.6 million decrease in the 2006 Debentures, which have a fixed 5.5% coupon rate, during the year ended June 30, 2003, the Company expects that interest expense on its nonrevolving indebtedness will be lower in fiscal 2004 compared to fiscal 2003.

Income Taxes. During the three months ended March 31, 2004, the Company recorded an income tax benefit of $0.1 million comprised of a $2.8 million federal benefit related to net operating loss carryforwards and a $2.7 million state provision which related to various state tax obligations. During the nine months ended March 31, 2004, the Company recorded an income tax benefit of $18.1 million. The Company has determined it is more likely than not that certain future tax benefits, primarily net operating loss carryforwards, will be realized as a result of future income. Therefore, during the three and nine months ended March 31, 2004, the deferred tax valuation allowance was decreased to recognize higher than previously anticipated net deferred tax assets. During the three and nine months ended March 31, 2004, the Company’s effective tax rates were (0.4%) and (37.1%), respectively. The variance in the effective rate from the federal statutory rate is due the to the recognition of deferred tax assets resulting from net operating loss carryforwards. During the three and nine months ended March 31, 2003, the Company recorded income tax provisions of $0.9 million and $3.1 million, respectively, which related primarily to taxes on excess inclusion income on the Company’s REMIC trusts and, to a lesser extent, to miscellaneous state tax obligations. Such tax provisions reflect effective tax rates of 11.9% and 14.2% for the three and nine months ended March 31, 2003.

        The investment in the Company by Capital Z during the year ended June 30, 1999 resulted in a change in control for income tax purposes thereby potentially limiting future net operating loss and certain other future deductions for losses prior to February 1999.

Financial Condition

Loans Held for Sale. The Company’s portfolio of loans held for sale increased to $797.1 million at March 31, 2004 from $401.0 million at June 30, 2003 due primarily to total loan originations exceeding total loan dispositions during the nine months ended March 31, 2004.

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

        Advances and other receivables decreased $19.2 million to $22.1 million at March 31, 2004 from $41.3 million at June 30, 2003. The decrease is primarily attributable to decreases of $23.4 million and $0.3 million in interest and servicing advances and servicing and miscellaneous fees receivable, respectively, partially offset by increases of $4.5 million in accrued interest and other receivables.

        The $23.4 million decrease in servicing and interest advances to the securitization trusts at March 31, 2004 from June 30, 2003 is comprised of $13.0 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $21.4 million of recoveries of such advances during the nine months ended March 31, 2004. In addition, the decrease is also attributable to servicing and advance recoveries of $15.0 million received during the nine months ended March 31, 2004 from the Company’s pool calls. The $0.3 million decline in servicing and miscellaneous fees receivable at March 31, 2004 from June 30, 2003 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts during the nine months ended March 31, 2004. The $4.5 million increase in accrued interest receivable and other receivables at March 31, 2004 when compared to the balance at June 30, 2003 is due primarily to a $4.3 million increase in amounts due from counterparties on whole loan sales and other transactions, coupled with a $0.2 million increase in accrued interest receivable at March 31, 2004.

        The Company periodically evaluates its accounts receivable for realizability and charges income for amounts deemed uncollectible.

Residual Interests. Residual interests decreased to $48.5 million at March 31, 2004 from $129.2 million at June 30, 2003, reflecting $85.1 million of cash received from the securitization trusts, of which $61.8 million related to securitization trust calls, partially offset by $4.4 million of residual interest discount accretion during the nine months ended March 31, 2004.

Equipment and Improvements, net. Equipment and improvements, net, increased to $9.0 million at March 31, 2004 from $8.9 million at June 30, 2003, which reflected the capitalization of new equipment and improvement acquisitions which outpaced depreciation and amortization during the nine months ended March 31, 2004.

Prepaid and Other Assets. Prepaid and other assets decreased $1.6 million to $16.1 million at March 31, 2004 from $17.7 million at June 30, 2003. The decrease was attributable primarily to the receipt by the Company of $2.5 million of licensing, permit and performance bond deposits during the nine months ended March 31, 2004. Included in prepaids and other assets at June 30, 2003 were $0.2 million of MSRs which were fully amortized at March 31, 2004. During the nine months ended March 31, 2004, the Company did not capitalize any MSRs as all of the Company’s $4.7 billion of total loan dispositions during the period were whole loan sales for cash with servicing released.

Borrowings. As previously reported, on June 30, 2003, the Company borrowed $74.1 million through the Financing Facility and redeemed $127.9 million principal balance of its Senior Notes. Borrowings, which totaled $82.7 million at March 31, 2004, was comprised of $64.4 million outstanding under the Company’s 2006 Debentures and $18.3 million outstanding under the Financing Facility. In comparison, amounts outstanding under the 2006 Debentures and the Financing Facility were $64.4 million and $74.1 million, respectively, or a total of $138.5 million, at June 30, 2003. The $55.8 million decline in borrowings at March 31, 2004 from June 30, 2003, represents the Company’s payments on the Financing Facility during the nine months ended March 31, 2004.

Revolving Warehouse Facilities. Amounts outstanding under revolving warehouse and repurchase facilities increased to $699.6 million at March 31, 2004 from $343.7 million at June 30, 2003 as the result of the increase in loans held for sale due to loan originations during the nine months ended March 31, 2004, partially offset by the Company’s loan dispositions during the period. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under the Company’s revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

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

Warehouse and Repurchase Facilities. The Company generally relies on revolving warehouse and repurchase facilities to finance the origination or purchase of mortgage loans prior to securitization or sale. At March 31, 2004, the Company had total revolving warehouse and repurchase facilities in the amount of $1.2 billion, of which $1.1 billion and $100.0 million were committed and uncommitted, respectively. At March 31, 2004, amounts outstanding under the facilities were $699.6 million. Of the $1.2 billion of revolving warehouse and repurchase facilities available to the Company at March 31, 2004, $300.0 million, $200.0 million, $200.0 million, $300.0 million and $200.0 million mature on July 30, 2004, August 27, 2004, September 30, 2004, October 30, 2004 and November 30, 2004, respectively.

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

        During the nine months ended March 31, 2004, the Company sold all of its $4.7 billion of loan dispositions in whole loan sales for cash and did not dispose of any of its loans through securitizations. Of the Company’s $3.3 billion of loan dispositions during the nine months ended March 31, 2003, $3.0 billion and $315.0 million were sold in whole loan sales for cash and securitized, respectively. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company’s assumptions used in securitizations. See “Results of Operations—Revenue.”

        In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums. Overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At March 31, 2004, an additional $28.2 million of overcollateralization was required to be maintained due to the level of delinquency rates and realized losses of mortgage loans being in excess of specified delinquency rates and realized losses in certain securitization trusts. At March 31, 2004, the Company was required to maintain overcollateralization amounts of $59.1 million, which included the $28.2 million, of which $59.1 million was maintained.

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

Monetization of Overcollateralization in the Company’s Portfolio of Mortgage Loan in Securitization Trusts. The Company had retained residual interests in seven securitization trusts which had overcollateralization balances of $59.1 million at March 31, 2004. The Company expects six of the remaining seven securitization trusts, with overcollateralization balances of $44.6 million at March 31, 2004, to be callable in calendar year 2004, and expects to call them by the end of calendar year 2004.

        Other sources of cash previously used by the Company to fund its operations included the monetization of residual interests and servicing advances and debt and equity securities.

Monetization of Residual Interests. As previously reported, on June 30, 2003 the Company borrowed $74.1 million ($18.3 million at March 31, 2004) through the Financing Facility of which $49.2 million ($9.3 million at March 31, 2004) was secured by its residual interests.

Monetization of Servicing Advances. The Company pledged certain of its existing servicing advances to collateralize $24.9 million ($9.0 million at March 31, 2004) of the Financing Facility. Future servicing advances related to certain of the Company’s securitization trusts will also collateralize the Financing Facility unless and until it is fully repaid.

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

        On June 30, 2003, the Company borrowed $74.1 million pursuant to the Financing Facility due December 31, 2004 and redeemed its Senior Notes through a $53.8 million cash remittance. Under the Financing Facility, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company’s ability to pay certain distributions, including dividends. The Company received a waiver from the lender permitting the Company to pay dividends, as declared, on its preferred stock accrued through March 31, 2004.

        The Company had cash and cash equivalents of approximately $17.1 million at March 31, 2004.

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

Risk Management

        At and during the three and nine months ended March 31, 2004, the Company had no hedge instruments in place. During the three months ended March 31, 2003, as it has from time to time, entered into agreements to hedge its interest rate risk exposure to its loans held for sale. Gain on sale of loans during the three months ended March 31, 2003 includes a charge of $0.2 million related to the Company’s hedging activities, all of which related to losses on closed forward interest rate swap agreements. Gain on sale of loans during the nine months ended March 31, 2003 included charges of $10.9 million related to the Company’s hedging activities. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including charges to earnings on future derivative contracts into which the Company may enter.

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

Rate sensitive assets and liabilities. At March 31, 2004, the Company’s $797.1 million inventory of loans held for sale was comprised of $221.5 million and $575.6 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 8.10% and 7.03%, respectively. The weighted average interest rate on the Company’s total inventory of loans held for sale was 7.57% at March 31, 2004. In comparison, at June 30, 2003 the Company’s $401.0 million inventory of loans held for sale was comprised of $165.8 million and $235.2 million of fixed and variable rate mortgage loans, respectively, which had weighted average interest rates of 7.79% and 7.65%, respectively. The weighted average interest rate on the Company’s total inventory of loans held for sale was 7.72% at June 30, 2003.

        At March 31, 2004, the Company had aggregate outstanding funded indebtedness of $782.4 million, of which $718.0 million and $64.4 million bore variable and fixed interest rates, respectively. At March 31, 2004, the weighted average variable interest rate on the Company’s $717.9 million of outstanding revolving warehouse and repurchase facilities and the Financing Facility was 2.28%. All of the Company’s revolving warehouse and repurchase facilities and the Financing Facility were indexed to one-month LIBOR which, at March 31, 2004, was 1.09%. The weighted average interest rate on the Company’s $64.4 million of outstanding fixed rate borrowings was 5.5% at March 31, 2004 and at June 30, 2003. At June 30, 2003 the weighted average interest rate on the Company’s $417.8 million of outstanding revolving warehouse and repurchase facilities and the Financing Facility was 2.52%. At June 30, 2003, the one-month LIBOR was 1.12%.

Residual Interests and MSRs. The Company had residual interests of $48.5 million and $129.2 million outstanding at March 31, 2004 and June 30, 2003, respectively. The Company had no MSRs outstanding at March 31, 2004 and $0.2 million at June 30, 2003. Residual interests were recorded at estimated fair value. The Company estimates the fair value of its residual interests based on the present value of estimated future cash flows using various assumptions. The weighted average discount rate used to calculate the present value of the residual interests were 13.7% and 13.5% at March 31, 2004 and June 30, 2003, respectively. The weighted average life of the mortgage loans used for valuation was 2.0 years at March 31, 2004 and 1.9 years at June 30, 2003.

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

Warehousing Exposure. The Company utilizes revolving warehouse and repurchase facilities to facilitate the holding of mortgage loans prior to securitization or sale in the whole loan markets. At March 31, 2004, the Company had total revolving warehouse and repurchase facilities available in the amount of $1.2 billion, of which $1.1 billion and $100.0 million was committed and uncommitted, respectively, and the total amount outstanding on these facilities was $699.6 million. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized and/or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On April 27, 2004, the Company received a civil investigative demand, or CID, from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to the Company's business and lending practices. The CID was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. The Company intends to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and its effect, if any, on the Company's business.

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

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index

(b)	The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

On January 22, 2004, the Company filed a Form 8-K (dated November 30, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation, a wholly owned subsidiary of the Company.

On February 2, 2004, the Company filed a Form 8-K (dated February 2, 2004) reporting presentation materials for the ABS West 2004 conference.

On February 2, 2004, the Company filed a Form 8-K (dated February 2, 2004) reporting results for the quarter ended December 31, 2003.

On February 23, 2004, the Company filed a Form 8-K (dated February 20, 2004) announcing the proposed REIT conversion and concurrent public offering.

On March 4, 2004, the Company filed a Form 8-K (dated December 31, 2003) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On March 4, 2004, the Company filed a Form 8-K (dated January 31, 2004) reporting delinquency and loss statistics in the loan servicing portfolio of Aames Capital Corporation.

On March 26, 2004, the Company filed a Form 8-K (dated March 23, 2004) announcing the declaration of a cash dividend payable to holders of preferred stock for the quarter ended March 31, 2004 and filing of registration statements on Forms S-4 and S-11 in connection with the proposed REIT conversion and concurrent public offering.

AAMES FINANCIAL CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

AAMES FINANCIAL CORPORATION
Date: May 21, 2004
By:
/s/Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr. Executive Vice President--Finance and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)

3.2	Bylaws of Registrant, as amended (2)

4.1	Specimen certificate evidencing Common Stock of Registrant (3)

4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (3)

4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (1)

4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (3)

4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (1)

4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (3)

4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (1)

4.8	Certificate of Designations for Series E Preferred Stock of Registrant (1)

4.10	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant's 5.5% Convertible Subordinated Debentures due 2006 (4)

10.31(c)	Amendment No. 1 dated as of December 24, 2004 to the Second Amended and Restated Master Loan and Security Agreement, dated as of August 29, 2004, between Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Mortgage Capital, Inc.

10.31(d)	Amendment No. 2 dated as of January 22, 2004 to the Exhibit 10.31(c)

10.32(f)	Second Amendment dated as of March 16, 2004, to the Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of July 30, 2003, between Lehman Brothers Bank, FSB and Aames Capital Corporation

10.33(h)	Amendment No. 10, dated as of March 4, 2004, with respect the Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Restated to and including March 21, 2002, by and between Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

10.33(i)	Amendment No. 11, dated as of March 24, 2004, with respect the Warehouse Loan and Security Agreement, dated as of February 10, 2000 as Amended and Restated to and including March 21, 2002, by and between Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

10.33(j)	Amendment No. 1 to the guaranty dated as of June 30, 2003, made by Aames Financial Corporation in favor of Greenwich Capital Financial Products, Inc.

10.35(e)	Amendment No. 1 to the Corporate Guaranty by Aames Financial, amending the Corporate Guaranty dated December 1, 2003

10.38	Aames Financial Corporation Executive Severance Plan, Amended and Restated as of September 18, 2003

11	Computation of Basic and Diluted Net Income per Common Share

31.1	Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald J. Nicolas, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Incorporated by reference from the Registrant's registration statement on Form S-8, file number 333-108915, filed September 18, 2003

(2)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1999, filed with the Commission on September 3, 1999

(3)	Incorporated by reference from the Registrant's Form 10-K for the year ended June 30, 2000, filed with the Commission on September 28, 2000

(4)	Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed with the Commission on July 3, 1996