Form 10-K
period 2004-06-30
AAMES FINANCIAL CORP/DE
filed 2004-09-03
CIK 879957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-19604

AAMES FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-4340340
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

350 S. Grand Avenue, Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 210-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Preferred Stock purchase rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At August 17, 2004, there were outstanding 7,006,114 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($2.07 per share) of the Registrant’s Common Stock as quoted on the Over-the-Counter Bulletin Board was $14,502,656. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of Registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

Documents Incorporated by Reference

None.

PART I

Item 1.    Business

General

Aames Financial Corporation (the “Company”) is a mortgage banking company focused primarily on originating, selling and servicing mortgage loans through both wholesale and retail channels. Upon its formation in 1991, the Company acquired Aames Home Loan, a home equity lender making loans in California since it was founded in 1954. In 1995, the Company expanded its retail presence outside of California and began purchasing loans from correspondents. In August 1996, the Company acquired its wholesale production channel through the acquisition of One Stop Mortgage, Inc. In 1999, the Company consolidated its loan production channels into one company. The retail and wholesale production channels now operate under the name “Aames Home Loan.”

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

The Company originates loans in 47 states through its retail and wholesale channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers serving borrowers throughout the United States. The Company’s wholesale channel produces loans through account executives working throughout the United States (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis) and by sourcing loans through telemarketing and the Internet. During the years ended June 30, 2004, 2003 and 2002, the Company originated $7.0 billion, $4.4 billion and $3.2 billion, respectively, of mortgage loans.

As a fundamental part of its business and financing strategy, the Company sells its loans to third party investors in the secondary market as market conditions allow. The Company maximizes opportunities in its loan disposition transactions by disposing of its loan production through a combination of securitizations and whole loan sales, depending on market conditions, profitability and cash flows. During the years ended June 30, 2004, 2003 and 2002, the Company sold $6.4 billion, $4.5 billion and $3.2 billion, respectively, of loans. See “—Loan Disposition.”

The Company’s servicing portfolio consists primarily of mortgage loans serviced for others on an interim basis, which includes loans sold where servicing has not yet been transferred and loans held for sale and, to a lesser extent, loans securitized prior to the year ended June 30, 2000 for which the Company retained servicing. During the year ended June 30, 2004, the Company did not dispose of mortgage loans through a securitization. During the years ended June 30, 2003 and 2002, the Company sold for cash the servicing rights on the mortgage loans in the securitizations it closed during those periods. The Company has not added any new mortgage loans to the servicing portfolio (except for loans serviced on an interim basis) since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in servicing released transactions. At June 30, 2004, 2003 and 2002, the Company’s total servicing portfolio was $2.3 billion, $1.7 billion and $2.3 billion, respectively. The Company’s portfolio of mortgage loans in securitization trusts serviced in-house was $0.2 billion, $0.7 billion and $1.2 billion at June 30, 2004, 2003 and 2002, respectively.

Business Strategy

The Company’s goal is to maximize stockholder value and increase earnings by:

•	Converting to a REIT and building a portfolio of high yielding subprime mortgage loans and leveraging the equity of the REIT to increase the size of the portfolio and the REIT’s returns while at the same time managing the REIT’s financing costs and the increased risk of loss associated with the REIT’s leverage;

•	Continuing to improve the Company’s efficiency and loan quality and serving as an efficient high quality originator. The Company intends to accomplish this by increasing the use of technology to streamline further its loan origination and underwriting processes, by rigorously applying and continuously improving its underwriting criteria and processes in order to minimize defaults and losses and by collecting comprehensive performance data on its portfolio to refine its underwriting guidelines and risk-based pricing;

•	Growing the Company’s loan originations by growing both its retail and wholesale channels, improving market penetration in the Company’s existing markets, increasing loan originations through the Internet and building the “Aames Home Loan” brand. In addition, the Company will continue to originate loan products that are less sensitive to increases in interest rates than rate-term refinance mortgage loans, such as purchase money mortgage loans and cash-out refinance loans, which the Company believes makes its originations less vulnerable to declines resulting from increases in interest rates; and

•	Servicing the Company’s loans to enhance the performance of its retained portfolio, and growing the Company’s servicing operation with its portfolio which will lower the Company’s per loan servicing costs through economies of scale.

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

Recent Events

Proposed REIT Conversion.    On March 24, 2004, Aames Investment Corporation, a wholly-owned subsidiary of the Company, filed with the United States Securities and Exchange Commission a registration statement on Form S-4, including the preliminary joint proxy statement/prospectus which constitutes a part of the Form S-4, and a registration statement on Form S-11 in connection with the Company’s proposed conversion into a real estate investment trust, or REIT, and initial public offering.

After careful review, on May 12, 2004, the Company’s Board of Directors unanimously approved a plan to change the Company’s corporate structure to become a REIT and conduct an initial public offering of the shares of Aames Investment Corporation’s common stock, subject to relevant legal, accounting and financial matters, and stockholder approval.

Although the registration statements relating to the issuance of Aames Investment Corporation’s common stock in connection with the proposed REIT conversion and initial public offering have been filed with the SEC, they have not yet become effective. These securities may not be sold, nor may offers to buy the securities be accepted, prior to the time the registration statements become effective. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy nor will there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

Aames Investment Corporation will file an amended Form S-4 registration statement, including a definitive joint proxy statement/prospectus that is a part of the registration statement, and other documents with the SEC. Stockholders of the Company are encouraged to read the registration statement, the joint proxy statement/prospectus and any other relevant documents filed with the SEC because they will contain important information about the proposed transaction. The definitive joint proxy statement/prospectus will be mailed to the Company’s stockholders. Investors and security holders can obtain the documents free of charge at the SEC’s web site at www.sec.gov. After the registration statement containing the joint proxy statement/prospectus is declared effective by the SEC, the joint proxy statement/prospectus and other documents will be available free of charge by contacting John F. Madden, Jr., Secretary, Aames Financial Corporation, 350 S. Grand Avenue, 43rd Floor, Los Angeles, California 90071, or by e-mailing the Company’s Investor Relations Department at info@aamescorp.com.

The Company, Aames Investment Corporation, their directors, and certain of their executive officers may be considered participants in the solicitation of proxies in connection with the proposed reorganization. Information about such persons’ interest in the reorganization, by way of security holdings or otherwise, may be found in the proxy statement for the Company’s 2003 annual meeting of stockholders and in the registration statement on Form S-4 filed by Aames Investment Corporation, including the joint proxy statement/prospectus, that will be sent to the Company’s stockholders.

The statements above regarding the Company’s REIT conversion may be deemed to be forward-looking statements under federal securities laws. The Company intends that such forward-looking statements be subject to the safe harbor created thereby. Such forward-looking statements include, but are not limited to, the expectation that the Company will complete the REIT conversion.

Net Income.    The Company reported net income of $90.7 million for the year ended June 30, 2004 compared to a net income of $29.2 million during the year ended June 30, 2003. Net income during the year ended June 30, 2004 and 2003 includes income tax benefits of $17.7 million and $1.8 million, respectively. Net interest income and other income during the year ended June 30, 2004 was $312.8 million, an increase of $81.1 million over the $231.7 million reported for the year ended June 30, 2003. Operating expenses, which includes personnel, production, general and administrative expenses and residual interest write-downs, was $239.8 million, an increase of $3.7 million over the $236.1 million of operating expenses during the year ended June 30, 2003. During the year ended June 30, 2004, the Company did not report any non-operating income or non-operating expense items. During the year ended June 30, 2003, the Company recognized $31.7 million of debt extinguishment income which it classified as non-operating income.

Revolving Warehouse and Repurchase Facilities.    During the year ended June 30, 2004, the Company increased its total capacity under its revolving warehouse and repurchase facilities to $1.9 billion of which $1.8 billion and $100.0 million was committed and uncommitted, respectively, from $900.0 million committed at June 30, 2003. Subsequent to June 30, 2004, the Company obtained one additional $500.0 million fully committed warehouse facility.

Quarterly Cash Preferred Stock Dividend.    On August 25, 2004, the Company’s Board of Directors declared a cash dividend of approximately $2.9 million, to be paid on September 30, 2004 to holders of its preferred stock on September 15, 2004.

Mortgage Loan Production

The Company offers a variety of both fixed rate and hybrid/adjustable rate loans. The Company’s principal loan product is a subprime residential mortgage loan with a fixed principal amount and term to maturity which is secured by a first or second mortgage on the borrower’s residence with either a fixed or adjustable interest rate. Subprime residential mortgage loans are loans made to homeowners whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and generally cannot be directly marketed to agencies such as Fannie Mae and Freddie Mac. During the year ended June 30, 2004, the Company originated its residential mortgage loans through its retail and wholesale production channels. The Company’s retail channel produces loans through its retail branch network and through the National Loan Centers serving borrowers throughout the United States. The Company’s wholesale channel produces loans through its account executives throughout the United States (including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis) and by sourcing loans through telemarketing and the Internet.

The following table presents certain information about the Company’s mortgage loan production at or during the years ended June 30, 2004, 2003 and 2002:

	Year Ended June 30,
	2004	2003	2002
Retail loan production:
Total dollar amount (in thousands)	$2,400,493	$1,795,447	$1,609,875
Number of loans	18,841	15,325	17,108
Average loan amount	$127,408	$117,158	$94,101
Average initial LTV	76.93%	77.21%	76.07%
Weighted average interest rate(1)	7.27%	7.67%	8.89%
Number of retail branch offices and National Loan Centers at period end	99	93	100
Wholesale loan production(2):
Total dollar amount (in thousands)	$4,588,501	$2,650,733	$1,632,634
Number of loans	31,554	19,009	12,793
Average loan amount	$145,417	$139,446	$127,619
Average initial LTV	81.59%	80.10%	78.85%
Weighted average interest rate(1)	7.43%	7.96%	9.04%
Number of regional wholesale operations centers at period end	5	4	4
Total loan production:
Total dollar amount (in thousands)	$6,988,994	$4,446,180	$3,242,509
Number of loans	50,395	34,334	29,901
Average loan amount	$138,684	$129,498	$108,441
Average initial LTV	79.99%	78.93%	77.47%
Weighted average interest rate(1)	7.38%	7.84%	8.96%

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased by the Company.
(2)	Includes the purchase of closed loans on a flow basis from correspondents of $4.2 million, $19.3 million and $24.2 million during the years ended June 30, 2004, 2003 and 2002, respectively.

The following table summarizes certain information about the Company’s mortgage loan production during the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Year Ended June 30,
	2004	Percentage of Total	2003	Percentage of Total	2002	Percentage of Total
Purpose:
Cash-out refinance	$4,222,127	60.4%	$2,822,770	63.5%	$1,999,125	61.6%
Purchase money	2,326,930	33.3	1,044,557	23.5	585,355	18.1
Rate/term refinance	439,937	6.3	578,853	13.0	658,029	20.3

	$6,988,994	100.0%	$4,446,180	100.0%	$3,242,509	100.0%

Property type:
Single family residence	$6,131,440	87.7%	$3,943,157	88.7%	$2,897,012	89.3%
Multi-family residence	472,405	6.8	262,968	5.9	189,774	5.9
Condominiums	385,039	5.5	230,994	5.2	147,290	4.5
All other	110	NM	9,061	0.2	8,433	0.3

	$6,988,994	100.0%	$4,446,180	100.0%	$3,242,509	100.0%

NM Not Meaningful

The following table shows the Company’s loan originations by geographic region during the years ended June 30, 2004, 2003 and 2002 (dollars in thousands):

	Year Ended June 30, 2004		Year Ended June 30, 2003		Year Ended June 30, 2002
State of Mortgage Property	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
California	$2,414,835	34.6%	$1,529,113	34.4%	$943,684	29.1%
Florida	1,208,872	17.3	571,078	12.8	307,970	9.5
New York	511,642	7.3	281,167	6.3	150,845	4.7
Texas	473,088	6.8	340,896	7.7	278,573	8.6
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	734,040	10.5	538,699	12.1	496,249	15.3
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	621,881	8.9	504,786	11.4	554,074	17.1
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	604,197	8.6	378,363	8.5	273,095	8.4
Other Southeastern States (AR, GA, KY, LA, MS, NC, OK, SC, TN, VA, WV)	420,439	6.0	302,078	6.8	238,019	7.3

Total	$6,988,994	100.0%	$4,446,180	100.0%	$3,242,509	100.0%

Total Loan Production.    Total loan production during the year ended June 30, 2004 increased $2.5 billion, or 57.2%, to $7.0 billion over $4.4 billion of total loan production during the year ended June 30, 2003 which, in turn, was a $1.2 billion, or 37.5%, increase over the $3.2 billion during the year ended June 30, 2002. The Company’s total loan production volumes increased during the year ended June 30, 2004 over production volumes during the year ended June 30, 2003 due to a combination of the Company’s adoption of new mortgage loan product guidelines, continued strong demand for subprime products in the generally favorable mortgage interest rate environment prevailing in the marketplace, growth in the number of sales staff in the retail channel, and improved geographic diversification in the wholesale channel. The increase in the Company’s total loan origination volumes during the year ended June 30, 2003 over production volumes during the year ended June 30, 2002 was due to a combination of the continuing favorable mortgage interest rate environment and, to a lesser extent, the issuance of new uniform underwriting guidelines throughout the Company designed to improve the Company’s competitive position and to provide greater underwriting consistency among the retail and wholesale origination channels.

Production Channels

Retail Loan Channel.    The Company originates mortgage loans through its retail branch network and through its National Loan Centers serving borrowers throughout the United States. At June 30, 2004, the Company had 99 retail offices including the National Loan Centers. The Company continually monitors its retail operations and evaluates current and potential retail offices on the basis of selected demographic statistics, marketing analyses and other criteria developed by the Company.

The Company generates applications for loans through its retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and Internet generated leads. The Company believes that its marketing efforts establish name recognition and serve to distinguish the Company from its competitors. The Company continually monitors the sources of its applications to determine the most effective methods and manner of marketing. The Company conducts extensive telemarketing sales through which a significant portion of its retail loan business is generated. The Company generates customer leads for the retail network based upon Company derived models and commercially developed customer lists. The Company’s direct mail invites prospective borrowers to call the Company to apply for a loan. The Company also generates leads through several commercially available Internet sites as well as through its own Internet web site “Aames.net”. Customer leads, whether generated through direct mail or the Internet, are generally followed up by telephone calls to potential customers. On the basis of an initial screening conducted at the time of the call, the Company’s loan officer makes a preliminary determination of whether the customer and the property meet the Company’s lending criteria. The loan officer may complete the application over the telephone or by mail, or schedule an appointment in the retail loan office most conveniently located to the customer or in the customer’s home, depending on the customer’s needs.

Whether in the retail branches or in the National Loan Centers, the loan officer assists the applicant in completing the loan application, arranges for an appraisal, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. The loan package is underwritten for loan approval on a centralized basis. If the loan package is approved, the loan is funded by the Company. The Company’s loan officers are trained to structure loans that meet the applicant’s needs while satisfying the Company’s lending guidelines.

Retail Production.    The Company’s total retail production was $2.4 billion during the year ended June 30, 2004, an increase of $605.0 million, or 33.7%, over the $1.8 billion of total retail production reported during the year ended June 30, 2003 which, in turn, was a $185.6 million, or 11.5%, increase over the $1.6 billion of total retail production reported during the year ended June 30, 2002.

Retail production increased in dollar volume during the year ended June 30, 2004 over a year ago primarily due to a 22.9% increase in the number of loans originated coupled with an 8.7% increase in the average loan size. The increase in average loan size and increase in number of units was primarily due to the Company’s decision to expand existing branches and open new branches. The Company increased its total number of retail branches by six during the year ended June 30, 2004.

The Company will continue to evaluate its retail branch presence in the markets in which it operates to further enhance its mortgage loan production capabilities.

Wholesale Channel.    During the year ended June 30, 2004, the Company originated loans through its network of approximately 4,760 independent wholesale mortgage brokers throughout the United States, none of which accounted for more than 5.0% of total wholesale originations.

The Company reviews all potential brokers and must approve each potential broker prior to conducting business with it. Pursuant to its broker approval procedures, the Company requires a prospective broker to complete a formal application, verifies the broker’s licensing status with applicable regulatory agencies, reviews industry reports concerning broker conduct and prior history of complaints, and requires the broker to acknowledge and agree to abide by the Company’s fair lending and consumer best practices lending policies.

The broker’s role is to identify the applicant, assist in completing the loan application, gather necessary information and documents, submit the application requesting the interest rate and terms of the loan, and serve as the Company’s liaison with the borrower through the lending process. The Company reviews and underwrites the applications submitted by the broker in accordance with the Company’s underwriting guidelines. The Company approves or denies the application or counter offers the requested interest rate and other terms of the loan and, if approved, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through the Company’s wholesale network allows the Company to increase its loan volume without incurring the higher marketing, employee and occupancy costs associated with retail originations.

Because mortgage brokers generally submit loan files to several prospective lenders simultaneously, consistent underwriting, quick response times and personal service are critical to successfully producing loans through independent mortgage brokers. To meet these requirements, the Company strives to provide quick response time to the loan application (generally within 24 hours). In addition, the loans are processed and underwritten in regional wholesale operations centers, and loan consultants, loan processors and underwriters are available to answer questions, assist in the loan application process and facilitate ultimate funding of the loan. The Company believes its wholesale processes enable it to fund loans faster than many of the Company’s competitors.

The Company uses telemarketing and the Internet to increase its wholesale loan production and further penetrate the wholesale subprime mortgage loan market through its “Broker Direct” program. Through Broker Direct, the Company makes outbound telemarketing calls to brokers that have been inactive for the past 90 days and brokers who are not currently doing business with the Company or are outside the geographic areas served by the loan officers. The Company also obtains leads through its internet web site “AamesDirect.com.” The Company expects “Broker Direct” to continue to generate an increasing dollar amount and percentage of wholesale loan production in the coming quarters as general market acceptance by brokers of broker telemarketing and Internet use grows and the Company continues to enhance its “Broker Direct” capabilities.

Wholesale Production.    The Company’s total wholesale production increased $1.9 billion, or 73.1%, to $4.6 billion during the year ended June 30, 2004 over the $2.7 billion of total wholesale production during the year ended June 30, 2003. In November 2003, the Company added a regional wholesale operations center in the Northeastern United States, which enabled it to increase its production in that region.

The Company’s total wholesale loan production increased $1.1 billion, or 62.4%, to $2.7 billion during the year ended June 30, 2003 over $1.6 billion of total wholesale loan production during the year ended June 30, 2002.

Underwriting

The Company underwrites each mortgage loan that it originates in both its wholesale and retail channels in accordance with its underwriting guidelines. The Company has developed underwriting processes and criteria that it believes generate quality loans and give it the ability to approve and fund loans quickly. Its underwriting guidelines are designed to help it evaluate a borrower’s credit history, capacity, willingness and ability to repay the loan, and the value and adequacy of the collateral. The Company reviews the borrower’s credit history from all three nationally recognized credit bureaus. In addition, the Company reviews credit scores derived from the borrower’s credit history by one or more nationally recognized credit scoring models.

The Company’s underwriting policy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness. These compensating factors include the borrower’s history of payments on his prior mortgage, credit scores, proposed reductions in the borrower’s debt service expense, employment stability, number of years in residence and net disposable income. Based upon this analysis, the Company can determine loan terms and conditions to produce loans that it believes are appropriately priced, meet its quality standards, and are profitable. The Company’s underwriting process and guidelines require a rigorous application review and documentation designed to determine the borrower’s ability to repay the loan and maximize the value of its mortgage loans.

Underwriting Personnel.    All of the Company’s loans are underwritten by its on-staff underwriting personnel. The Company does not delegate underwriting authority to any broker or third party. The Company regularly trains its loan originators on emerging trends in production, and believes that its originators and underwriters are highly qualified and experienced and are familiar with its underwriting guidelines. The Company believes that its underwriting process, the experience of its loan originators and branch managers, its information systems and its rigorous quality control process ensure the continued quality of its loans.

Underwriting Guidelines.    A critical function of the Company’s underwriting process is to identify the level of credit risk associated with each applicant for a mortgage loan. The Company has established six principal classifications, with respect to the credit profile of potential borrowers, and has assigned a rating to each loan based upon these classifications. The Company assigns credit grades by analyzing mortgage payment history, consumer credit history, credit score, bankruptcy history and debt-to-income ratio. If an individual loan application does not meet the Company’s formal written underwriting guidelines, the Company’s underwriters can make underwriting exceptions up to certain limits within its formal exception policies and approval authorities. The Company may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market. For the nine months ended June 30, 2004, during which the Company’s current underwriting guidelines, called Super Aim, were in effect, 71.1% of the loans the Company originated were classified as A+, 13.5% as A, 5.6% as A-, 6.4% as B, 2.7% as C and 0.7% as C-.

Credit scores are obtained by the Company in connection with mortgage loan applications to help assess a borrower’s creditworthiness. Credit scores are obtained from credit reports provided by various credit reporting organizations, each of which may employ differing computer models and methodologies. The credit score is designed to assess a borrower’s credit history at a single point in time, using objective information currently on file for the borrower at a particular credit reporting organization. Information utilized to create a credit score may include, among other things, payment history, delinquencies on accounts, level of outstanding indebtedness, length of credit history, types of credit, and bankruptcy experience. Credit scores generally range from approximately 400 to approximately 800, with higher scores indicating an individual with a more favorable credit history compared to an individual with a lower score. However, a credit score purports only to be a measurement of the relative degree of risk a borrower represents to a lender; that is, a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score. Moreover, credit scores were developed to indicate a level of default probability over the period of the next two years, which does not correspond to the life of a mortgage loan. Furthermore, credit scores were not developed specifically for use in connection with mortgage loans, but for consumer loans in general. Therefore, a credit score does not take into consideration the differences between mortgage loans and consumer loans generally or the specific characteristics of the related mortgage loan including, for example, the LTV or CLTV (defined below), the collateral for the mortgage loan, or the debt to income ratio. There can be no assurance that the credit scores of the mortgagors will be accurate predictors of the likelihood of repayment of the related mortgage loans.

An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the loan-to-value ratios of the loan applied for (the LTV) and of all mortgages existing on the property, including the loan applied for, (the combined loan-to-value ratio or CLTV) to the appraised value of the property at the time of origination. Appraisers determine a property’s value by reference to the sales prices of comparable properties recently sold, adjusted to reflect the condition of the property as determined through inspection.

The Company requires title insurance coverage issued on an American Land Title Association (or similar) form of title insurance on all residential properties securing mortgage loans the Company originates or purchases. The loan originator and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to maintain hazard and, in certain instances, flood insurance, in an amount sufficient to cover the new loan and any senior mortgage, subject to the maximum amount available under the National Flood Insurance Program.

As a lender that generally specializes in loans made to credit impaired borrowers, the Company makes home equity mortgage loans to borrowers with credit histories or other factors that might disqualify them from consideration for a loan from traditional financial institutions. The Company’s underwriting guidelines for such credit impaired borrowers may, in certain instances, allow for higher combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution, and at generally higher interest rates than the borrower could qualify for from a traditional financial institution.

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

Current Underwriting Guidelines.    The Company’s current underwriting guidelines, called Super Aim, became effective in October 2003 and generally require a minimum credit score of 500, although a higher credit score is often required to qualify for the maximum LTV under the program. The following chart generally outlines the parameters of the credit grades of the Super Aim underwriting guidelines.

	“A+”	“A”	“A-”	“B”	“C”	“C-”
12 Month Mortgage History	0 X 30	1 X 30	3 X 30	1 X 60	1 X 90	1 X 120
Minimum Credit Score	500	500	500	500	500	500
BK/NOD/FC(1) Seasoning	24 months	24 months	24 months	18 months	12 months	No current BK/NOD
Full Documentation, Owner Occupied Max LTV	80%; 95% for credit score of 550 or above	80%; 95% for credit score of 550 or above	80%; 95% for credit score of 550 or above	80%; 90% for credit score of 550 or above	75%; 85% for credit score of 550 or above	70%
Limited Documentation, Owner Occupied Max LTV	80%; 90% for credit score of 550 and above	80%; 90% for credit score of 550 and above	80%; 85% for credit score of 550 and above	80%; 85% for credit score of 550 and above	75%; 80% for credit score of 550 and above	70%
Stated Income, Owner Occupied Max LTV	80%; 90% for credit score of 580 or above	80%; 90% for credit score of 620 and above	75%; 80% for credit score of 525 and above	75%; 80% for credit score of 550 and above	70%; 75% for credit score of 550 or above	Not available

(1)	Bankruptcy, notice of default and foreclosure

The Company’s mortgage programs include several levels of documentation used to verify the borrower’s income:

•	Full Documentation: The highest level of income documentation. Generally a stable, two-year history of the income is required. A wage-earner may document income by any of the following: a verification of employment; the borrower’s most recent year’s W-2 forms and a current pay-stub reflecting year-to-date income; the borrower’s most recent year’s IRS Form 1040’s and a year-to-date statement of profit-and-loss; or the borrower’s most recent 24-month personal bank statements showing average monthly deposits sufficient to support the qualifying income. A self-employed borrower may document income with either the most recent two-years federal tax returns or bank statements.

•	Limited Documentation: For borrowers who have less than a two-year history of stable income or who otherwise cannot meet the requirements of the full documentation program. This program generally requires a six-month history of stable income, together with six-month personal bank statements to support their qualifying income.

•	Stated Income: The borrower’s income used to qualify for the loan is taken from the borrower’s signed application and must be reasonable for the borrower’s line of work or profession. All self-employed borrowers must provide satisfactory evidence of existence of the business and show a history of two years employment in the same profession on the loan application.

The Super Aim underwriting guidelines became effective October 1, 2003. The following table sets forth the Company’s loan production under the Super Aim guidelines during the nine months ended June 30, 2004 (unaudited and dollars in thousands):

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$3,905,393	71%	626	7.2%	81%
A	739,692	13	592	7.4	80
A-	306,413	6	564	7.7	78
B	352,582	6	558	8.1	76
C	149,622	3	550	8.8	71
C-	37,483	1	541	9.9	69
D	400	NM	504	7.7	74

Total	$5,491,585	100%	611	7.4%	80%

Because the Company’s underwriting guidelines prior to October 1, 2003 were different from the Super Aim guidelines, information concerning loan production for prior periods by credit grade would not be meaningful.

The following table presents certain information about the Company’s loan production by credit score range during the nine months ended June 30, 2004 (unaudited and dollars in thousands):

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
540 and below	$711,028	13%	8.2%	76%
541-580	1,033,743	19	7.7	81
581-620	1,282,295	23	7.2	81
621-660	1,384,199	25	7.1	81
661-700	694,436	13	6.9	81
Above 700	373,286	7	6.8	79
Not available	12,598	NM	8.4	86

	$5,491,585	100%	7.4%	80%

The following tables present certain information about the Company’s total loan production by credit score range during the years ended June 30, 2004, 2003 and 2002 (dollars in thousands):

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2004

Credit Score Range	Aggregate Dollar Amount of Loans	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
540 and below	$891,898	13%	8.2%	75%
541-580	1,287,346	18	7.8	81
581-620	1,612,768	23	7.3	81
621-660	1,756,147	25	7.2	81
661-700	915,757	13	6.9	81
Above 700	509,928	8	6.7	78
Not available	15,150	N/M	8.6	86

Total	$6,988,994	100%	7.4%	80%

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2003

Credit Score Range	Aggregate Dollar Amount of Loans	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
540 and below	$543,670	12%	8.7%	74%
541-580	776,959	18	8.5	78
581-620	1,020,023	23	8.0	81
621-660	1,153,490	26	7.7	81
661-700	574,698	13	7.4	80
Above 700	371,272	8	7.1	77
Not available	6,068	NM	9.2	74

Total	$4,446,180	100%	7.9%	79%

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2002

Credit Score Range	Aggregate Dollar Amount of Loans	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
540 and below	$322,829	10%	10.0%	73%
541-580	632,264	20	9.6	76
581-620	812,975	25	9.1	79
621-660	801,811	25	8.6	79
661-700	399,755	12	8.2	77
Above 700	264,715	8	7.8	74
Not available	8,160	NM	9.9	75

Total	$3,242,509	100%	9.0%	77%

(1)	Calculated with respect to the interest rate at the time the loan was originated or purchased by the Company, as applicable.
NM	Not meaningful

Quality Control.    The Company’s quality control program is intended to monitor and improve the overall quality of loan production generated by the Company’s retail loan channel and independent mortgage wholesale channel and identify and communicate to management existing or potential underwriting and loan packaging problems or areas of concern. The quality control file review examines compliance with the Company’s underwriting guidelines and federal and state regulations. This is accomplished by focusing on:

•	the accuracy of all credit and legal information;

•	a collateral analysis which may include a desk review of the original appraisal;

•	employment and/or income verification; and

•	legal document review to ensure that the necessary documents are in place.

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

The following table sets forth certain information regarding the Company’s securitizations and whole loan sales during the periods presented (in thousands):

	Year ended June 30,
	2004	2003	2002
Loans pooled and sold in securitizations	$—	$314,958	$584,964
Whole loan sales	6,433,871	4,188,678	2,610,041

Total loans sold	$6,433,871	$4,503,636	$3,195,005

The Company’s total loan dispositions during the year ended June 30, 2004 increased $1.9 billion, or 42.9%, to $6.4 billion over the $4.5 billion of total dispositions reported during the comparable period a year ago. During the year ended June 30, 2004, the Company relied solely on whole loan sales as its loan disposition strategy due to attractive pricing conditions prevailing in the whole loan markets. In addition, during the year ended June 30, 2004, the Company was able to sell a greater portion of its loan production by reducing the time between loan origination and loan disposition. During the year ended June 30, 2003, the Company relied predominantly on whole loan sales as its loan disposition strategy due primarily to favorable conditions in the whole loan market, and to limited capacity under and the expiration of the Forward Residual Sale Facility (“Residual Facility”). The Company had used the Residual Facility, which expired on March 31, 2003, to include securitizations in its loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing another source of cash to the Company through periodic sales of residual interests for cash. In the securitizations which closed during the years ended June 30, 2003 and 2002, the Company sold for cash of $8.7 million and $16.4 million, respectively, the residual interests created in the securitizations through utilization of the Residual Facility. The Residual Facility was made available through an affiliate of Specialty Finance Partners, Capital Z Investments, L.P., a Bermuda partnership (“CZI”). The Company has sold all of its loan production in whole loan sales since the expiration of the Residual Facility. Changes in the secondary mortgage markets, the current interest rate environment and the current economic climate could affect the mix in the composition of the Company’s strategy of selling loans in the form of securitizations or whole loan sales. The Company’s evaluation of loan disposition strategies going forward will include the negative cash flow considerations associated with the upfront overcollateralization required in securitizations compared to the positive cash flow considerations of whole loan sales for cash.

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

Loan Servicing

The Company’s servicing portfolio consists mainly of loans serviced on an interim basis, including loans held for sale and loans sold to others and subserviced on an interim basis, and to a lesser extent mortgage loans securitized prior to the year ended June 30, 2001 for which the Company retained servicing and loans sold to others and subserviced on a long-term basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. As a means to maximize profitability and cash flow from securitizations, the Company has sold the servicing rights in securitizations during the years ended June 30, 2003 and 2002 for cash to nonaffiliated mortgage loan servicing companies. Moreover, the Company does not retain servicing on loans it sells in whole loan sales for cash.

The following table sets forth certain information regarding the Company’s servicing portfolio for the periods indicated:

	At or During the Year Ended June 30,
	2004	2003	2002
	(in thousands)
Mortgage loans serviced:
Loans serviced on an interim basis	$1,897,464	$910,671	$991,189
Loans subserviced for others on a long-term basis	160,371	—	—
Loans in securitization trusts	229,308	741,132	1,191,560

Serviced in-house	2,287,143	1,651,803	2,182,749
Loans in securitization trusts subserviced by others	53,885	87,829	125,421

Total servicing portfolio	$2,341,028	$1,739,632	$2,308,170

Percentage serviced in-house	97.7%	94.9%	94.6%

Loan servicing revenue	$7,829	$8,896	$12,462

The Company has not added any new loans to the total servicing portfolio (except for loans serviced on an interim basis) since January 1, 2000 due to the Company’s sale of all of its mortgage loan production in whole loan sales for cash and securitizations with servicing released since that time.

The Company’s total loan servicing portfolio at June 30, 2004 increased $601.4 million, or 34.6%, to $2.3 billion from $1.7 billion at June 30, 2003 reflecting an increase in loans serviced on an interim basis partially offset by a decline in loans in securitization trusts serviced in-house due to the Company’s call of certain securitization trusts and loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations. The Company’s portfolio of mortgage loans serviced on an interim basis increased $986.7 million to $1.9 billion at June 30, 2004 over $910.7 million at June 30, 2003, which was a decrease of $80.5 million, or 8.1% from the $991.2 million at June 30, 2002. The increase at June 30, 2004 was attributable to the Company’s increased mortgage loan production volumes resulting in more loans held for sale serviced by the Company on its own behalf and to increased servicing for buyers who had not yet transferred the loans to new servicers.

The Company’s portfolio of mortgage loans in securitization trusts serviced in-house declined by $511.8 million, or 69.1%, to $229.3 million at June 30, 2004 from $741.1 million at June 30, 2003 due primarily to the Company’s call of 10 securitization trusts which caused the portfolio of mortgage loans in securitization trusts to decline by $304.1 million and to a lesser extent, portfolio run-off. The Company’s $741.1 million portfolio of mortgage loans in securitization trusts serviced in-house at June 30, 2003 reflected a decrease of $450.4 million, or 37.8%, from the $1.2 billion at June 30, 2002. In general, the Company’s portfolio of mortgage loans in securitization trusts serviced in-house will continue to decline from run-off as all new mortgage loans are sold servicing released, and such decline may be exacerbated by the current mortgage interest rate environment which could accelerate prepayment activity. Four of the Company’s remaining seven securitization trusts (including those subserviced by others) with a mortgage loan principal balance of $73.4 million were callable at June 30, 2004. Moreover, the Company expects two additional securitization trusts with a mortgage loan principal balance at June 30, 2004 of $134.0 to be callable in calendar year 2004. The Company expects to call these six securitization trusts (with a mortgage loan principal balance of $207.4 million out of $283.2 million in the total portfolio of mortgage loans in securitization trusts) by the end of calendar year 2004.

Loans subserviced for others on a long-term basis resulted from the sale by the Company of loans from older securitization trusts called during the fiscal year ended June 30, 2004 for which the Company agreed to continue service on a long-term basis. The Company receives a servicing fee for loans in its securitization trusts based on a percentage of the unpaid principal balance of each loan serviced. Servicing fees are collected by the

Company out of the borrowers’ monthly payments. In addition, the Company, as servicer, generally receives all late fees and assumption charges paid by borrowers on loans serviced directly by the Company, as well as other miscellaneous fees for performing various loan servicing functions.

Loans in securitization trusts subserviced by others resulted from an arrangement with a loan servicing company entered into in fiscal 1999 whereby the loan servicing company purchased certain cumulative advances and agreed to make future servicing advances with respect to an aggregate of $388.0 million ($53.9 million at June 30, 2004) in principal amount of mortgage loans in securitization trusts.

Moreover, if the Company does not complete the proposed REIT conversion, the Company’s servicing portfolio will continue to be impacted in the future by its current disposition strategy of its loan production through whole loan sales and securitizations on a servicing released basis.

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

In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Securitization and Sale of Mortgage Loans.” Realized losses on the loans are paid out of the related credit loss estimates established by the Company at the time of securitization or paid out of principal and interest payments or overcollateralized amounts as applicable, and if necessary, from the related monoline insurance policy or the subordinated interests. In the case of the Company’s senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default generally relating to certain levels of loss experience, but not delinquency rates. No such events of default have occurred to date in the Company’s senior/subordinated securitizations.

In addition, the agreements governing securitizations credit-enhanced by monoline insurance typically provide that the Company may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including the Company’s failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquent loans (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and events of bankruptcy or insolvency. Pursuant to agreements relating to the Company’s two 1999 securitization trusts, the monoline insurer requires the Company to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. Previously, the Company did not satisfy the net worth test and, as a result, the monoline insurer could have terminated the Company as a servicer with respect to those securitization trusts. The monoline insurer waived the Company’s failure to satisfy the net worth test and none of the servicing rights of the Company were terminated. At June 30, 2004, the Company met the specified net worth test. In addition, under the Company’s 1999 securitization trusts, the Company is appointed as a servicer on a term-to-term basis, and the monoline insurer has the right not to renew the term at any time. None of the servicing rights of the Company have been terminated.

The table below illustrates certain information regarding those securitization trusts that have exceeded delinquency and loss triggers at June 30, 2004 and 2003 (dollars in thousands):

	June 30, 2004	June 30, 2003
Securitization trusts:
Number	7	17
Total mortgage loans serviced in securitization trusts (in-house and subserviced)	$283,193	$828,939
Securitization trusts where the Company may be terminated as servicer:
Number	7	13
Dollar amount of mortgage loans serviced in securitization trusts (in-house and subserviced)	$283,193	$562,076
Percentage of total mortgage loans serviced in securitization trusts (in-house and subserviced)	100%	67.8%

Collections, Delinquencies and Foreclosures

The Company sends borrowers a monthly billing statement approximately 10 days prior to the monthly payment due date. Although borrowers generally make loan payments within 10 to 15 days after the due date (the “grace period”), if a borrower fails to pay the monthly payment within this grace period, the Company commences collection efforts by notifying the borrower of the delinquency. In the case of borrowers in the “C” through “D” credit grades or with a poor payment history with the Company, collection efforts begin immediately after the due date. The Company continues contact with the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower immediately after the due date of the next subsequently scheduled installment (five days after the initial due date for “C” through “D” credit grades), providing 30 days’ notice of impending foreclosure action. During the 30-day notice period, collection efforts continue and the Company evaluates various legal options and remedies to protect the value of the loan, including arranging for extended repayment terms, accepting a deed-in-lieu of foreclosure, entering into a short sale (a sale for less than the outstanding principal amount) or commencing foreclosure proceedings. If no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, the Company will have commenced foreclosure proceedings when a loan is 60 to 100 days delinquent, depending upon credit grade, other credit considerations or borrower bankruptcy status.

The Company monitors its servicing and collection practices to insure they comply with applicable laws and regulations and meet industry standards.

The following table illustrates the mix of credit grades in the Company’s servicing portfolio as of June 30, 2004 (dollars in thousands):

Credit Grade	Dollar Amount of Loans	% of	Weighted Average Combined Initial Loan-to-Value	Weighted Average Interest Rate
A	$1,730,000	74%	81%	7.4%
A-	257,000	11	75	8.9
B	220,000	9	74	9.2
C	82,000	4	69	9.9
C-	20,000	1	66	11.2
D	31,000	1	61	12.9
Other(1)	1,000	NM	66	10.6

Total	$2,341,000	100.0%	79%	7.9%

(1)	Consists of older loans that were not assigned a credit grade at origination.
NM	Not meaningful.

Subprime mortgage loans generally have higher delinquency rates than those prevailing in the mortgage industry. As a subprime mortgage lender, the Company has historically experienced delinquency rates that are higher than those prevailing in the mortgage industry due to the origination of lower credit grade mortgage loans by the Company. Set forth below are delinquency rates for the Company compared to delinquency rates for subprime mortgage loans (seasonally adjusted) and all mortgage loans (seasonally adjusted) according to the National Delinquency Survey of the Mortgage Bankers Association of America dated June 14, 2004.

	At March 31, 2004	At June 30,
		2004	2003	2002
Aames Financial(1)	3.4%	3.2%	9.0%	9.6%
Subprime Mortgage Loans(1)	11.2%	(2)	18.0%	15.7%
All Mortgage Loans(1)	4.3%	(2)	5.0%	5.3%

(1)	Delinquent loans are loans for which more than one payment is due.
(2)	Data not yet published.

The Company’s delinquency rates have declined since 2002 due to the fact that the loans in its portfolio of seasoned mortgage loans in securitization trusts became a smaller part of its servicing portfolio, and loans serviced on an interim basis, consisting largely of newly originated loans, became a larger part of its servicing portfolio.

Delinquent loans, by principal balance of the total servicing portfolio, decreased to $74.9 million at June 30, 2004 from $156.5 million at June 30, 2003. The delinquency rate at June 30, 2004 was 3.2% compared to 9.0% at June 30, 2003. The delinquency rate at June 30, 2004 declined from the delinquency rate at June 30, 2002 due to the fact that loans in the Company’s portfolio of mortgage loans in securitization trusts, which contains the majority of delinquent loans, became a smaller part of the Company’s total servicing portfolio. A decline in delinquencies generally reduces the Company’s servicing advance obligations. The Company expects the delinquency rate to continue to decline as the Company’s portfolio of mortgage loans in securitization trusts continues to decline and become a smaller component of the Company’s total servicing portfolio.

The following table sets forth delinquency information relating to the Company’s servicing portfolio as of or for the periods indicated:

	At or During the Year Ended June 30,
	2004	2003	2002
Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2):
One month	0.3%	0.7%	0.7%
Two months	0.2	0.3	0.5
Three or more months
Not foreclosed(3)	2.4	7.2	7.4
Foreclosed(4)	0.3	0.8	1.0

Total	3.2%	9.0%	9.6%

Percentage of total dollar amount of delinquent loans in:
Loans serviced on an interim basis	0.8%	1.3%	1.5%

Loans in securitization trusts serviced in-house and by others	20.7%	17.4%	15.7%

(1)	Delinquent loans are loans for which more than one payment is due.
(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company, and any subservicers as of the end of the periods indicated, including loans serviced on an interim basis of $2.1 billion, $911.0 million and $991.0 million at June 30, 2004, 2003 and 2002, respectively.
(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(4)	Represents properties acquired following a foreclosure sale and still serviced by Aames Financial at period end.

Total delinquent loans in the Company’s portfolio of securitization trusts (serviced in-house and by others) were $58.7 million and $144.3 million at June 30, 2004 and 2003, respectively. Total delinquent loans in the Company’s portfolio of loans serviced on an interim basis were $16.3 million and $12.2 million at June 30, 2004 and 2003, respectively.

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

During the year ended June 30, 2004, net losses on loan liquidations decreased to $18.4 million from $35.7 million during the year ended June 30, 2003, primarily due to the decrease in number of liquidated loans which corresponded to the decline in the size of the Company’s portfolio of mortgage loans in securitization trusts. A majority of the foreclosures handled by the Company occur in connection with delinquent mortgage loans in securitization trusts serviced by the Company. Of the $18.4 million of net losses on loan liquidations during the year ended June 30, 2004, $14.7 million and $3.7 million related to mortgage loans in the securitization trusts and to mortgage loans held for sale, respectively. Of the $35.7 million of net losses on loan liquidations during the year ended June 30, 2003, $31.1 million and $4.5 million related to mortgage loans in the securitization trusts and to mortgage loans held for sale, respectively. The Company expects net losses on loan liquidations to continue to decline as the Company’s portfolio of mortgage loans overall in securitization trusts continues to decline.

The following table sets forth foreclosure and loss information relating to the Company’s servicing portfolio for the period indicated (dollars in thousands):

	At or During the Year Ended June 30,
	2004	2003	2002
Percentage of dollar amount of loans foreclosed during the period to servicing portfolio(1)(2)	0.5%	1.3%	2.2%
Number of loans foreclosed during the period	180	417	780
Principal amount of foreclosed loans during the period	$11,667	$27,703	$56,419
Number of loans liquidated during the period	503	1,033	1,624
Net losses on liquidations during the period(3)	$18,371	$35,669	$67,444
Percentage of annualized losses to servicing portfolio(1)(2)	0.8%	1.6%	2.6%
Servicing portfolio at period end	$2,341,000	$1,740,000	$2,308,000

(1)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by the Company and any subservicers as of the end of the periods indicated, including loans serviced on an interim basis of $2.1 billion, $911.0 million and $991.0 million at June 30, 2004, 2003 and 2002, respectively.
(2)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by the Company and any subservicer during the related periods indicated.
(3)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.

Because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures.

Competition

The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. The Company’s competitors in the industry include consumer finance companies, mortgage banking companies, investment banks, commercial banks, credit unions, thrift institutions, credit card issuers, insurance companies and mortgage REITs. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, the current level of gains realized by the Company and its competitors on the sale of non-conforming loans could attract additional competitors into this market. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers and increase the price paid for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in the Company’s market, the Company’s operations could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit the Company’s customers with loans in its servicing portfolio to refinance their loans.

The Company believes that it has the following competitive advantages:

•	Large Scale Originations Through Multiple Loan Origination Channels. The Company originates mortgage loans through both its retail and wholesale channels, which provide it with a more diverse origination platform than many of its competitors. The Company originated approximately $7.0 billion in the fiscal year ended June 30, 2004. The Company was the eighth largest retail subprime originator and the thirteenth largest wholesale subprime originator in the United States according to the Quarterly Data Report of The National Mortgage News for the first quarter of 2004. The Company’s retail channel, a 50 year old franchise with 99 branches and National Loan Centers across the United States operating under the name “Aames Home Loan,” puts it in direct contact with many of its customers. This enables the Company to generate loan origination fee income and gives it the ability to establish a relationship that it believes drives future business and the opportunity to create customer loyalty that it believes makes its retail customers less interest-rate sensitive. In addition, originating loans through both its retail and wholesale channels gives it the stability of a retail franchise, together with the ability of wholesale to respond more quickly to changes in the marketplace.

•	Disciplined Underwriting Guidelines and Efficient Supporting Processes and Technology. The Company’s use of technology to integrate sophisticated risk management models, maintain credit decision consistency and drive loss mitigation efforts has increased underwriting efficiency and lowered its costs. Combined with its results-oriented compensation program based on a combination of volume, profitability, efficiency and quality, the Company believes it is able to efficiently produce profitable loans.

•	Quality Customer Service. The Company’s highly trained loan officers and account executives work closely with its customers and customer-focused processing and underwriting teams to provide quick loan approvals, quality service and to be responsive to borrowers’ and brokers’ needs, including funding to meet its customer’s timeline. The Company believes its focus on service, quality and efficiency results in increased originations through referrals from borrowers and repeat business from brokers that are highly satisfied with the Company’s underwriting and funding process.

•	A Developed and Scalable Servicing Platform and Experienced Servicing Personnel. The Company currently has in place an experienced subprime residential mortgage loan servicing team and a highly scalable servicing platform. The Company believes that its current servicing platform, which features experienced managers leading a team of over 80 employees who collectively service a portfolio of approximately $2.3 billion, can be quickly grown to service an expanded portfolio.

•	Seasoned Management Team. The Company hired an experienced CEO and a new senior management team beginning in 1999, who have successfully increased loan production, decreased unit costs of production and increased profits over the past four years. The Company’s management team includes executives with significant experience with large commercial banks (including 20 years for our CEO and 15 years for our CFO), and experienced mortgage banks and other financial services industry professionals with experience investing in and managing portfolios of residential mortgage loans and residential mortgage-backed securities.

Regulation

The Company is regulated by federal, state and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. The Company is also subject to judicial and administrative decisions that impose requirements and restrictions on its business. These regulations could impose additional regulatory and compliance costs and materially impact the Company’s business. At the federal level, these laws and regulations include the:

•	Equal Credit Opportunity Act and Regulation B;

•	Federal Truth and Lending Act and Regulation Z;

•	Home Ownership and Equity Protection Act;

•	Real Estate Settlement Procedures Act and Regulation X;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Practices Act;

•	Home Mortgage Disclosure Act;

•	Fair Housing Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act;

•	Fair and Accurate Credit Transactions Act; and

•	USA PATRIOT Act.

Extensive federal, state and local laws, rules and regulations which govern the Company’s business:

•	impose licensing obligations and financial requirements on the Company;

•	limit the interest rates, finance charges, and other fees that the Company may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	mandate the collection and reporting of statistical data regarding the Company’s customers;

•	regulate the Company’s marketing techniques and practices;

•	require the Company to safeguard non-public information about its customers;

•	regulate the Company’s collection practices; and

•	require the Company to prevent money-laundering or doing business with suspected terrorists.

The Company’s failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of mortgage lending licenses or exemptions;

•	demands for indemnification or loan repurchases from buyers of the Company’s loans;

•	class action lawsuits; and

•	administrative enforcement actions.

Compliance, Quality Control and Quality Assurance

The Company regularly monitors the laws, rules and regulations that apply to its business and analyzes any changes to them. The Company integrates many legal and regulatory requirements into its automated loan origination system to reduce the prospect of inadvertent non-compliance due to human error. The Company also maintains policies and procedures, and summaries and checklists to help its origination personnel comply with these laws.

The Company maintains a variety of pre-funding quality control procedures designed to detect compliance errors prior to funding. In addition, the Company subjects a statistical sampling of its loans to post-funding quality assurance reviews and analyses. The Company tracks the results of the quality assurance reviews and reports them back to the responsible origination units. The Company’s loans and practices are reviewed regularly in connection with the due diligence that its loan buyers and lenders perform. The Company’s state regulators also review its practices and loan files regularly and report the results back to the Company.

Predatory Lending Legislation

The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) identifies a category of mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator, but also to the purchaser of the loans. HOEPA generally covers loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $499 (an annually adjusted dollar amount), or (ii) an annual percentage rate (APR) of more than eight percentage points higher than United States Treasury securities of comparable maturity on first mortgage loans, and ten percentage points above Treasuries of comparable maturity for junior mortgage loans. The Company does not originate loans covered by HOEPA.

Several federal, state and local laws and regulations have been adopted or are under consideration that place limitations on interest rates and charges, identify certain categories of mortgage loans as “high cost” and subject them to more stringent restrictions and disclosure requirements. In addition, some of these laws impose liability on assignees of mortgage loans such as loan buyers, lenders and securitization trusts. Such provisions deter loan buyers from purchasing loans covered by the applicable law. For example, the Georgia Fair Lending Act that took effect in October 2002 resulted in our withdrawal from the Georgia market, until the law was amended in early 2003, because our lenders and loan buyers refused to finance or purchase loans covered by that law. The recent enactment of similar laws late in 2003 in New Jersey and New Mexico has resulted in significant interruption in the secondary market, with some participants no longer purchasing home loans originated in those states, and some not purchasing just those loans covered by these new laws. The Company has eliminated making loans that are deemed high cost under these laws, and remains able to finance or sell those loans it does make. However, a significant portion of mortgage loans in the Company’s portfolio of mortgage loans in securitization trusts are high cost mortgage loans made in 1999 or prior where the borrower was charged points and fees or interest rates above certain levels because of higher credit risk.

There can be no assurance that other similar laws, rules or regulations, won’t be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on the Company’s business by restricting its ability to charge rates and fees adequate to compensate it for the risk associated with certain loans and by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules. Adoption of these laws could also have a material adverse effect on the Company’s loan origination volume, especially if its lenders and secondary market buyers elect not to finance or purchase loans covered by the new laws.

Efforts to Avoid Abusive Lending Practices

In an effort to prevent the origination of loans containing unfair terms or involving predatory practices, the Company has adopted many policies and procedures, including the following:

Product Policies

•	The Company does not make “high cost loans” as defined by HOEPA or any state legislation or regulations.

•	The Company does not make loans containing single premium credit life, disability or accident insurance.

•	The Company does not make loans containing negative amortization, mandatory arbitration clauses or interest rate increases triggered by borrower default.

•	The Company offers loans with and without prepayment charges. When a borrower opts for a loan with a prepayment charge, the borrower benefits from a lower interest rate or pays lower upfront fees.

•	The Company’s prepayment charges do not extend beyond three years from the origination date.

•	The Company does not originate loans that pay off zero interest rate mortgages provided by charitable organizations or the government.

Loan Processing Policies

•	The Company only approves loan applications that evidence a borrower’s ability to repay the loan.

•	The Company considers whether the loan terms are in the borrower’s best interests and documents its belief that the loan represents a tangible benefit to the borrower.

•	The Company does not solicit its loan portfolio within twelve months of loan origination.

•	The Company prices loans commensurate with risk.

•	The Company uses an electronic credit grading system to help ensure consistency.

•	The Company does not ask appraisers to report a predetermined value or withhold disclosure of adverse features. Appraisers are paid for their work regardless of whether or not the loans are closed.

Customer Interaction and Education

•	The Company markets its loans with a view to encouraging a wide range of applicants strongly representative of racial, ethnic and economic diversity of the markets it serves throughout the nation.

•	The Company provides a brochure to all its loan applicants to educate them on the loan origination process, explain basic loan terms, help them obtain a loan that suits their needs and advise them on how to find a HUD-approved loan counselor.

•	The Company distributes its fair lending and consumer “best practices” guidelines to all newly-hired employees and brokers and requires them to acknowledge they are knowledgeable about and will abide by fair lending laws.

•	When appropriate, the Company also offers loss mitigation counseling to borrowers in default and provides opportunities to enter into mutually acceptable reasonable repayment plans.

•	The Company reports borrower monthly payment performance to major credit repositories.

Evaluation and Compliance

•	The Company subjects a statistical sampling of its loans to a rigorous quality assurance of borrower qualification, validity of information, and verified property value determination.

•	The Company has an internal audit department that reviews its internal controls and operations to help ensure compliance with accepted federal and state lending regulations and practices.

•	The Company adheres to high origination standards in order to sell its loan products in the secondary mortgage market.

•	The Company treats all customer information as confidential and considers it to be nonpublic information. The Company maintains systems and procedures to ensure that access to nonpublic consumer information is granted only to legitimate and valid users.

•	The Company believes that its commitment to responsible lending is good business.

•	The Company puts its commitment into action and will continue to look for ways to promote highly ethical standards throughout its industry.

Licensing

As of June 30, 2004, the Company had licenses or was exempt from the licensing requirements by the relevant state banking or consumer credit agencies to originate mortgages in 47 states and the District of Columbia.

Privacy

The federal Gramm-Leach-Bliley Act obligates the Company to safeguard the information it maintains on its borrowers. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation were effective July 1, 2004, and impose additional notification obligations on the Company that are not pre-empted by existing federal law. Regulations have been proposed by several agencies and states that may affect the Company’s obligations to safeguard information. If other states or federal agencies adopt additional privacy legislation, the Company’s compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on the Company and reduce the effectiveness of its marketing programs.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting takes effect in 2004 for reports filed in 2005. The Company anticipates that a majority of its loans would be subject to the expanded reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, the Company is concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The Federal Communications Commission and the Federal Trade Commission adopted ‘do-not-call’ registry requirements, which, in part, mandate that the Company maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that the Company not call consumers who have chosen to be on the list. Several states have also adopted similar laws, with which the Company also complies.

Employees

At June 30, 2004, the Company employed 2,063 persons. The Company has satisfactory relations with its employees.

Item 2.    Properties

The Company’s executive and administrative offices are located at 350 S. Grand Avenue, Los Angeles, California 90071, and consist of approximately 178,000 square feet of which approximately 44,800 square feet are sublet. The lease and the sublease on these premises extend through March 2012. The monthly rental payment, including common area fees and charges, is currently $0.4 million per month, or approximately $4.8 million annually. Monthly sublease payments received from the sublessee, including common area fees and charges received from the sublessee, are currently $0.1 million per month, or approximately $1.2 million annually. The Company’s administrative offices are located at 3347 and 3351 Michelson Drive, Irvine, California 92612, and consist of approximately 93,000 square feet under a lease which extends through November 30, 2008. The monthly rental payment, including common area fees and charges, is currently $0.2 million per month, or approximately $2.4 million annually.

The Company also leases space for retail branch and wholesale regional operations centers. These facilities aggregate approximately 286,000 square feet and are leased under terms which vary as to duration. In general, the leases expire between 2003 and 2009, and provide for rent escalations tied to either increases in the lessors’ operating expenses or fluctuations in the consumer price index in the relevant geographical areas.

Item 3.    Legal Proceedings

On April 27, 2004, the Company received a civil investigative demand from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to the Company’s business and lending practices. The demand was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. The Company has cooperated and intends to continue to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and its effect, if any, on the Company’s business.

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

Item 4.    Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 28, 2001, the Company’s common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “AMSF”.

The following tables set forth the range of certain high and low closing bid quotations on the Over-the-Counter Bulletin Board for the Company’s common stock for the periods indicated during the year ended June 30, 2004 and 2003.

Year Ended June 30, 2005:	High*	Low*
First Quarter (through August 17, 2004)	$3.03	$2.20

Year Ended June 30, 2004:	High*	Low*
First Quarter	$3.01	$1.90
Second Quarter	3.25	2.15
Third Quarter	5.15	2.50
Fourth Quarter	4.04	2.20

Year Ended June 30, 2003:	High*	Low*
First Quarter	$0.63	$0.36
Second Quarter	1.78	0.43
Third Quarter	1.85	1.10
Fourth Quarter	3.10	1.11

*	As reported by Bloomberg

As of August 17, 2004, the Company had approximately 234 stockholders of record, which amount does not include stockholders whose shares are held in the name of their broker. No common stock dividends were accrued or paid in the years ended June 30, 2004, 2003 and 2002. The Board of Directors of the Company reviews the Company’s dividend policy at least annually in light of the earnings, cash position and capital needs of the Company, general business conditions and other relevant factors. The Financing Facility and certain of the Company’s revolving warehouse facilities impose certain restrictions on the Company’s ability to pay dividends during the terms of such facilities.

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below with respect to the Company for the five years ended June 30, 2004 have been derived from the audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included herein.

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Interest income	$69,446	$69,186	$83,161	$86,477	$94,569
Interest expense	26,227	35,119	41,895	57,180	55,023

Net interest income	43,219	34,067	41,266	29,297	39,546
Other Income:
Gain on sale of loans	208,447	135,573	95,530	73,435	48,098
Origination fees, net	53,354	53,198	55,986	47,430	37,951
Loan servicing	7,829	8,896	12,462	14,989	15,654

Total other income	269,630	197,667	163,978	135,854	101,703

Net interest income and other income	312,849	231,734	205,244	165,151	141,249
Operating expenses:
Personnel	160,169	131,608	114,800	98,404	93,239
Production	35,113	25,849	21,322	19,034	26,718
General and administrative	44,527	43,738	34,489	42,748	57,805
Write-down of residual interests	—	34,923	27,000	33,600	82,490

Total operating expenses	239,809	236,118	197,611	193,786	260,252
Nonoperating income:
Debt extinguishment income — Capital Z	—	24,970	—	—	—
Debt extinguishment income — others	—	6,741	—	—	—

Total nonoperating income	—	31,711	—	—	—

Income (loss) before income taxes	73,040	27,327	7,633	(28,635)	(119,003)
Provision (benefit) for income taxes	(17,674)	(1,839)	3,087	1,889	3,369

Net income (loss)	$90,714	$29,166	$4,546	$(30,524)	$(122,372)

Net income (loss) to common stockholders:
Basic	$77,660	$15,697	$(9,242)	$(44,445)	$(130,498)

Diluted	$92,804	$29,166	$(9,242)	$(44,445)	$(130,498)

Net income (loss) per common share:
Basic	$11.02	$2.39	$(1.45)	$(7.11)	$(21.02)

Diluted	$0.89	$0.30	$(1.45)	$(7.11)	$(21.02)

Cash dividends paid per common share	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	7,049	6,558	6,394	6,251	6,209

Diluted	104,364	96,053	6,394	6,251	6,209

Cash Flow Data:
Cash provided by (used in) operating activities	$(415,458)	$141,692	$9,390	$(5,936)	$99,391
Cash used in investing activities	(3,905)	(2,124)	(4,192)	(5,048)	(2,664)
Cash provided by (used in) financing activities	418,370	(133,099)	(15,390)	28,388	(107,312)

Net increase (decrease) in cash and cash equivalents	$(993)	$6,469	$(10,192)	$17,404	$(10,585)

	At June 30,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,867	$23,860	$17,391	$27,583	$10,179
Loans held for sale, at lower of cost or market	1,012,165	406,877	462,068	417,164	398,921
Residual interests and mortgage servicing rights	44,120	129,452	200,217	244,383	303,302
Total assets	1,151,172	627,888	766,598	785,397	790,364
Revolving warehouse and repurchase facilities	886,433	343,675	383,119	393,301	375,015
Borrowings:
Financing Facility	13,887	74,116	—	—	—
5.5% Convertible Subordinated Debentures due March 2006	64,396	64,396	113,970	113,970	113,970
5.5% Convertible Subordinated Debentures due March 2012	—	—	—	—	—
10.5% Senior Notes due February 2002	—	—	—	5,750	11,500
9.125% Senior Notes due November 2003	—	—	150,000	150,000	150,000

Total borrowings	$78,283	$138,512	$263,970	$269,720	$275,470

Total liabilities	$1,020,561	$574,914	$729,413	$739,512	$715,886
Stockholders’ equity	$130,611	$52,974	$37,185	$45,885	$74,478

	At or During the Year Ended June 30,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Loan Production, Disposition and Servicing:
Loans originated or purchased:
Retail	$2,400,493	$1,795,447	$1,609,875	$1,180,551	$783,700
Wholesale(1)	4,588,501	2,650,733	1,632,634	1,191,079	1,295,600

Total	$6,988,994	$4,446,180	$3,242,509	$2,371,630	$2,079,300

Loans originated by interest rate type:
Retail:
Fixed rate	$832,425	$1,186,373	$996,191	$837,451	N/A
Hybrid/adjustable rate	1,568,068	609,074	613,684	343,100	N/A

Total retail	$2,400,493	$1,795,447	$1,609,875	$1,180,551	N/A

Wholesale:
Fixed rate	$1,130,761	$728,227	$226,585	$149,575	N/A
Hybrid/adjustable rate	3,457,740	1,922,506	1,406,049	1,041,504	N/A

Total wholesale	$4,588,501	$2,650,733	$1,632,634	$1,191,079	N/A

Total:
Fixed rate	$1,963,186	$1,914,600	$1,222,776	$987,026	N/A
Hybrid/adjustable rate	5,025,808	2,531,580	2,019,733	1,384,604	N/A

Total	$6,988,994	$4,446,180	$3,242,509	$2,371,630	N/A

Percentage of loan originations by broad purpose:
Cash-out refinance	60.4%	63.5%	61.7%	58.8%	N/A
Purchase money	33.3	23.5	18.1	23.9	N/A
Rate/term refinance	6.3	13.0	20.2	17.3	N/A

	100.0%	100.0%	100.0%	100.0%	N/A

	At or During the Year Ended June 30,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Loan dispositions:
Whole loans sold	$6,433,871	$4,188,678	$2,610,041	$1,102,465	$1,419,199
Loans pooled and sold in securitizations	—	314,958	584,964	1,231,464	803,557

Total	$6,433,871	$4,503,636	$3,195,005	$2,333,929	$2,222,756

Total servicing portfolio at period end	$2,341,028	$1,739,632	$2,308,170	$2,716,781	$3,561,454

Other Data:
Ratio of net operating expenses to originations(2)	2.7%	3.3%	3.5%	4.8%	6.7%
Ratio of total operating expenses to originations(2)	3.4%	5.3%	6.1%	8.2%	12.5%
Weighted average points on retail loan originations(3)	3.2%	3.6%	3.7%	4.0%	4.7%
Weighted average yield spread premium, net, on wholesale loan originations(3)	(0.5)%	(0.4)%	(0.3)%	(0.1)%	(0.1)%
Weighted average interest rate on loans produced(3)	7.4%	7.8%	9.0%	10.3%	10.2%
Weighted average initial combined Loan-to-value ratio(3)(4):
Retail	77%	77%	76%	75%	73%
Wholesale	82%	80%	79%	79%	78%
Correspondent	—	—	—	—	—
Weighted average credit score(3):
Retail	607	623	630	619	N/A
Wholesale	615	611	600	598	N/A
Number of:
Retail branches and National Loan Centers	99	93	100	101	101
Regional wholesale operating centers	5	4	4	5	7
Employees:
Loan origination	1,822	1,449	1,523	1,230	1,171
Loan servicing	81	104	118	118	150
All other	160	154	160	152	155

	2,063	1,707	1,801	1,500	1,476

Net yield:
Yield earned on loans held for sale	8.0%	7.7%	8.9%	9.9%	10.6%
Rate paid on amounts outstanding under revolving warehouse and repurchase agreements	(2.5)	(2.5)	(2.9)	(5.1)	N/A

Net yield	5.5%	5.2%	6.0%	4.8%	N/A

Average gain on sale of loans	3.2%	3.0%	3.0%	3.2%	2.2%

N/A	Information not prepared on this basis for these periods.
(1)	Includes the purchase of closed loans on a continuous or “flow” basis from correspondents of $4.2 million, $19.3 million, $24.2 million and $40.4 million during the years ended June 30, 2004, 2003, 2002 and 2001, respectively.
(2)	Management believes that the ratio of net operating expenses to originations is a useful supplemental performance measure because it provides insight into the Company’s per unit cost of loan production and the efficiency of its operations. Management uses net operating expenses instead of total operating expenses because a significant part of the Company’s loan originations are retail originations which have higher expenses than wholesale originations, but which expenses are partially offset by origination fees collected by the retail channel. In addition, the cost of loan production is not affected by residual interest write-downs. Because other mortgage originators may measure their ratios of expenses to originations differently, their ratios may not be comparable to other companies.

The following table reconciles total operating expenses in conformity with GAAP to net operating expenses for the periods presented as discussed herein (dollars in thousands):

	Years ended June 30,
	2004	2003	2002	2001	2000

Total operating expenses	$239,809	$236,118	$197,611	$193,786	$260,252
Origination fees, net	(53,354)	(53,198)	(55,986)	(47,430)	(37,951)
Write-down of residual interests	—	(34,923)	(27,000)	(33,600)	(82,490)

Net operating expenses	$186,455	$147,997	$114,625	$112,756	$139,811

Total originations	$6,988,994	$4,446,180	$3,242,509	$2,371,630	$2,079,300

(3)	Computed on loan production during the period presented.
(4)	The weighted average initial combined loan-to-value ratio is determined by dividing the sum of all loans secured by the junior and/or senior mortgages on the property by the appraised value at origination.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion includes Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk. This section should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Special Note Regarding Forward-looking Information

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company’s business include the following: increases in mortgage lending interest rates; adverse changes in the secondary market for mortgage loans; decline in real estate values; decreases in earnings from the Company calling securitization trusts; limited cash flow to fund operations; dependence on short-term financing facilities; obligations to repurchase mortgage loans and indemnify investors; concentration of operations in California, Florida, New York and Texas; extensive government regulation; concentrated ownership of the Company by a single stockholder; losses in securitization trusts; and intense competition in the mortgage lending industry. Actual results may differ materially from those projected in this report, for the reasons, among others, discussed under the captions “Item 1. Business and Risk Factors.” Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the United States Securities and Exchange Commission, including the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by the Company during fiscal 2005.

Critical Accounting Policies

During the year ended June 30, 2004, the Company did not dispose of any of its mortgage loans in securitization transactions. The Company did not retain residual interests created in any of the $315.0 million and $585.0 million of securitizations which closed during the years ended June 30, 2003 and 2002, respectively, as all such residual interests were sold to an affiliate for cash under the Residual Facility. The Company retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000.

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

The Company previously disclosed that if actual credit losses and actual prepayments exceeded its credit loss and prepayment rate assumptions, the Company would be required to take a charge to earnings to reflect changes in estimates for credit loss and prepayment rate assumptions. The actual performance of the Company’s retained residual interests as compared to the key assumptions and estimates used to evaluate their carrying value did not result in a write-down during the year ended June 30, 2004, but resulted in write-downs to the residual interests of $34.9 million and $27.0 million during the years ended June 30, 2003 and 2002, respectively.

The $34.9 million write-down to the Company’s retained residual interests during the year ended June 30, 2003 consisted of a $31.9 million write-down during the three months ended December 31, 2002, plus a $3.0 million write-down recorded at June 30, 2003. During the December 2002 quarter, despite lower net credit losses on liquidations of mortgage loans in the securitization trusts, the Company experienced higher than expected loss severity on such liquidations. During the same time, the Company also experienced higher than estimated prepayment speed activity for mortgage loans in the securitization trusts due to the low mortgage interest rate environment prevailing in the United States. Therefore, the Company increased its credit loss assumptions and changed its annual prepayment rate assumptions used to estimate the fair value of its retained residual interests. In addition, the Company also adjusted the underlying forward interest rate curve assumptions used to estimate the fair value of the retained residual interests. The effect of these changes in estimates resulted in a $31.9 million write-down to the carrying value of the Company’s retained residual interests. Additionally, as master servicer of the mortgage loans in the securitization trusts, the Company has the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. During the year ended June 30, 2004, the Company called ten securitization trusts. In estimating the effects on the carrying value of the residual interests of calling four of those securitization trusts on August 15, 2003, the Company wrote down by $3.0 million the retained residual interests related to those four securitization trusts at June 30, 2003.

The Company closely monitors its residual interests. If the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by the Company to estimate fair value, the Company will adjust the fair value of the retained residual interests through a charge to earnings.

If the Company calls any of the seven remaining securitization trusts, it might be required to write down the value of the residual interests relating to the called securitization trusts. The Company expects to call six of these seven securitization trusts before the end of calendar year 2004.

The $27.0 million write-down to the Company’s retained residual interests during the year ended June 30, 2002 was due primarily to the change in the cumulative loss estimate assumption and the Company’s evaluation of higher than anticipated delinquency trends.

The following table summarizes certain information about the securitization trusts in which the Company has retained a residual interest at June 30, 2004 and 2003 (dollars in thousands):

	June 30,
	2004	2003
Number of securitization trusts	7	17
Aggregate principal balance of securitized loans at the time of the securitizations	$3,304,181	$6,642,357
Outstanding principal balance of securitized loans	$283,193	$828,939
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	$227,232	$683,277
Weighted average coupon rates of outstanding:
Securitized loans	10.13%	10.23%
Pass-through certificates or bonds	5.65%	5.51%

Certain historical data and key assumptions and estimates used by the Company in its June 30, 2004 and 2003 reviews of the residual interests retained by the Company were the following:

	June 30,
	2004	2003
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	36.1%	32.5%
Adjustable rate loans	35.6%	34.4%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	34.1% to 51.0%	30.9% to 48.8%
Adjustable rate loans	28.8% to 46.6%	18.4% to 52.9%
Estimated weighted average life of securitized loans	2.2 years	1.9 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	5.4%	5.4%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	0.5%	0.5%
Total actual and estimated credit losses, as a percentage of original principal balances of securitized loans	5.9%	5.9%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$176,424	$392,592
Weighted average discount rate	13.7%	13.5%

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

The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans, in each securitization trust, ranged from 4.2% to 6.0% at June 30, 2004 and ranged from 3.9% to 9.3% at June 30, 2003. Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the fair value of mortgage servicing rights (“MSRs”) assets separate from the loan. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. The Company periodically reviews the valuation of its MSRs. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type.

During the year ended June 30, 2004, the Company did not dispose of any of its mortgage loans in securitization transactions. During the years ended June 30, 2003 and 2002, the Company sold $315.0 million and $585.0 million, respectively, of mortgage loans in securitization transactions. During the years ended June 30, 2003 and 2002, the residual interests created in the securitization transactions which closed during those years were sold to CZI for $8.7 million and $16.4 million of cash, respectively, under the Residual Facility. The Company retained the residual interests created in the securitizations which closed during the year ended June 30, 2000 and prior thereto.

Key assumptions and estimates used by the Company in measuring the residual interest at the date of securitization resulting from the securitization completed during the year ended June 30, 2003 were as follows:

Prepayments:
Estimated annual prepayment rates, as a percentage of outstanding principal balance of securitized loans:
Fixed rate loans	24.3%
Adjustable rate loans	45.4%
Estimated weighted average life of securitized loans	4.0 years
Credit losses:
Future estimated prospective credit losses, as a percentage of original principal balances of Securitized loans	3.6%
Total estimated prospective credit losses (dollars in thousands)	$11,370
Weighted average discount rate	15.0%

During the year ended June 30, 2003, the Company used a prospective credit loss factor of 3.6% of the original principal balance of mortgage loans securitized. This estimate varies from prior years’ credit loss factors and was based primarily upon the expected positive effects of credit and underwriting changes made by the Company in the loan origination process, the use of private mortgage insurance on certain loans to mitigate credit loss, the Company’s decreased reliance on purchasing loans from correspondents and the Company’s abandonment of certain lower credit grade loan programs.

Results of Operations—Fiscal Years 2004, 2003 and 2002

The following table sets forth information regarding the Company’s results of operations during the years ended June 30, 2004, 2003 and 2002:

	2004	2003	2002
Interest income	$69,446	$69,186	$83,161
Interest expense	26,227	35,119	41,895

Net interest income	43,219	34,067	41,266
Other income:
Gain on sale of loans	208,447	135,573	95,530
Origination fees, net	53,354	53,198	55,986
Loan servicing	7,829	8,896	12,462

Total other income	269,630	197,667	163,978

Net interest income and other income	312,849	231,734	205,244
Operating expenses:
Personnel	160,169	131,608	114,800
Production	35,113	25,849	21,322
General and administrative	44,527	43,738	34,489
Write-down of residual interests	—	34,923	27,000

Total operating expenses	239,809	236,118	197,611
Nonoperating income:
Debt extinguishment income — Capital Z	—	24,970	—
Debt extinguishment income — others	—	6,741	—

Total nonoperating income	—	31,711	—

Income (loss) before income taxes	73,040	27,327	7,633
Provision (benefit) for income taxes	(17,674)	(1,839)	3,087

Net income (loss)	$90,714	$29,166	$4,546

Interest Income and Interest Expense

Interest income.    Interest income includes interest on loans held for sale, discount accretion income recognized on the Company’s residual interests and, to a lesser extent, interest on short-term overnight investments. Interest income was $69.4 million, $69.2 million and $83.2 million during the years ended June 30, 2004, 2003 and 2002, respectively. The $0.2 million, or 0.4%, increase in interest income during the year ended June 30, 2004 from the year ended June 30, 2003 was primarily due to a $12.5 million increase in interest income earned on loans held for sale resulting from higher average outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the year ended June 30, 2004 as compared to such balances and rates during the year ended June 30, 2003. This was offset by a $12.2 million decline in discount accretion income on lower average residual interest balances during the year ended June 30, 2004 when compared to such balances during the year ended June 30, 2003. The $14.0 million, or 16.8%, decrease in interest income during the year ended June 30, 2003 from the year ended June 30, 2002 was due primarily to a $15.8 million decline in discount accretion income on lower average residual interest balances, partially offset by an increase of $1.8 million in interest income earned on loans held for sale resulting from higher average outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the year ended June 30, 2003 as compared to such rates and balances during the year ended June 30, 2002.

Interest expense.    Interest expense declined $8.9 million, or 25.3%, to $26.2 million during the year ended June 30, 2004 from $35.1 million during the year ended June 30, 2003 which, in turn, was a decrease of $6.8 million, or 16.2%, from the $41.9 million of interest expense reported during the year ended June 30, 2002. The decrease in interest expense reported during the year ended June 30, 2004 from levels reported during the year ended June 30, 2003 resulted primarily from lower interest rates associated with the Company’s revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings under the facilities during fiscal 2004 when compared to such rates and average borrowings during fiscal 2003. To a lesser extent, the decrease in interest expense resulted from the full redemption of the Company’s Senior Notes and a $49.6 million decrease in the 5.5% Convertible Subordinated Debentures due 2006, or 2006 Debentures, by the Company during the year ended June 30, 2003. The Company’s revolving warehouse and repurchase agreements bear interest rates that are indexed to the one-month LIBOR which, during the year ended June 30, 2004, was lower on average than levels during the year ended June 30, 2003.

The decrease in interest expense during the year ended June 30, 2003 from levels reported during the year ended June 30, 2002 resulted primarily from lower interest rates associated with the Company’s revolving warehouse and repurchase facilities despite increased average borrowings under the facilities during fiscal 2003 when compared to such rates and average borrowings during fiscal 2002. To a lesser extent, the decrease in interest expense resulted from a $22.1 million decrease in the Company’s Senior Notes and a $44.8 million decrease in the 5.5% Convertible Subordinated Debentures due 2012 (the “2012 Debentures”) through the extinguishment of such debt by the Company during the year ended June 30, 2003.

While the Company’s interest costs on its revolving warehouse and repurchase facilities trended down during the year ended June 30, 2004 from the prior year, such interest expense is expected to increase in future periods due to the Company’s continued reliance on external financing arrangements to fund mortgage loan production and expected continued upward pressure on the one-month LIBOR in coming quarters.

Interest expense also includes the amortization of capitalized financing costs for revolving committed warehouse facilities entered into by the Company. Amortization of capitalized financing costs related to such facilities was $5.1 million, $4.9 million and $4.5 million during the years ended June 30, 2004, 2003 and 2002, respectively.

Other Income

Gain on Sale of Loans.    Gain on sale of loans during the year ended June 30, 2004 increased $72.8 million, or 53.8%, to $208.4 million from $135.6 million during the year ended June 30, 2003. The increase in gain on sale of loans during the year ended June 30, 2004 over gain on sale of loans during the year ended June 30, 2003 resulted primarily from the $1.9 billion, or 42.9%, increase in total mortgage loan dispositions during the year ended June 30, 2004 over mortgage loan disposition levels reported during the year ended June 30, 2003, partially offset by the lower gain on sale rates realized by the Company on whole loan sales during the year ended June 30, 2004, compared to the gain on sale rates realized on its mix of whole loan and securitization dispositions during the year ended June 30, 2003. During the year ended June 30, 2004, the Company relied solely on whole loan sales for cash as its loan disposition strategy. In comparison, during the year ended June 30, 2003, the Company relied on a combination of securitization and whole loan sales for cash as its loan disposition strategy based on the Company’s review of market conditions, profitability and cash flow needs and the Company’s ability to sell the residual interest created in the securitization to CZI under the Residual Facility, which expired on March 31, 2003.

At June 30, 2004, the Company had $550.0 million notional amount of interest rate caps in place. During the year ended June 30, 2004, there were no material adjustments to mark the interest rate caps to market. Gain on sale of loans during the year ended June 30, 2003 was reduced by $10.9 million of hedge losses on closed hedge positions. Gain on sale of loans during the year ended June 30, 2003 includes $8.7 million of cash proceeds from the sale of residual interests to CZI under the Residual Facility. In addition, gain on sale of loans during the year ended June 30, 2003 includes $4.1 million of cash proceeds from the sale of mortgage servicing rights and the rights to prepayment fee income that were sold to an unaffiliated independent mortgage servicing company related to the securitization which closed during the period. Finally, gain on sale of loans during the year ended June 30, 2003 was reduced by the amortization of $0.7 million of capitalized costs related to obtaining the Residual Facility, substantially all of which related to amortization of the remaining capitalized facility fee paid to CZI. The Residual Facility with CZI expired on March 31, 2003.

The increase in gain on sale of loans during the year ended June 30, 2003 over gain on sale of loans during the year ended June 30, 2002 resulted primarily from the $1.3 billion, or 40.6%, increase in the Company’s volume of total loan dispositions to $4.5 billion during the year ended June 30, 2003 over the $3.2 billion of total loan dispositions during the year ended June 30, 2002. This increase in loan dispositions was due primarily to increased loan production during the year ended June 30, 2003 and, to a lesser extent, quicker disposition by the Company of its loan production. While the Company’s gain on sale rates recognized on its whole loan sales were higher during the year ended June 30, 2003 than the gain on sale rates recognized on such sales during the year ended June 30, 2002 due primarily to improved market conditions in the whole loan markets during fiscal 2003 compared to fiscal 2002, the Company’s overall gain on sale rates recognized during the year ended June 30, 2003 were down from the gain on sale rates recognized during the year ended June 30, 2002. The decline was due primarily to the lower dollar amount of its fiscal 2003 securitizations coupled with less favorable market conditions at the time of its consummation during the quarter ended December 2002 when compared to the higher dollar amount of securitizations and improved market conditions prevailing in the secondary markets when the securitizations closed during the year ended June 30, 2002. The mix in the composition of securitizations and whole loan sales for cash differed during the years ended June 30, 2003 and 2002 based upon the Company’s review of market conditions, profitability and cash flow needs. When expressed as a percentage of the $4.5 billion of total loan dispositions during the year ended June 30, 2003, whole loan sales for cash and loans sold in securitizations comprised 93.0% and 7.0%, respectively. In comparison, of the $3.2 billion of total loan dispositions for the year ended June 30, 2002, whole loan sales for cash and loans sold in securitizations comprised 81.7% and 18.3%, respectively. Whole loan sales were $4.2 billion during the year ended June 30, 2003, an increase of $1.6 billion over the $2.6 billion of whole loan sales during the year ended June 30, 2002. During the year ended June 30, 2003, loans sold in securitizations declined by $270.0 million to $315.0 million from $585.0 million of securitizations during the year ended June 30, 2002. The Company’s higher reliance on whole loan sales for cash as a mortgage loan disposition strategy during the year ended June 30, 2003 was primarily due to the generally more favorable conditions in the whole loan sale markets and, to a lesser extent, due to the limited capacity in and the expiration of the Residual Facility on March 31, 2003. During the year ended June 30, 2003, the Company, as it has from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to mortgage loans in its inventory and pipeline in anticipation of closing loan disposition transactions during the year. Gain on sale of loans during the year ended June 30, 2003 included charges of $10.9 million, all of which related to losses on hedge positions which closed during that period. Gain on sale of loans during the year ended June 30, 2003 included $4.1 million of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold for cash to unaffiliated independent mortgage servicing companies relating to all of the mortgage loans in the Company’s 2003 securitizations.

Origination Fees, Net.    Origination fees are primarily comprised of points and other fees, which include appraisal and credit investigation fees, charged by the Company on mortgage loans originated by the Company’s retail channel, partially offset by broker compensation, generally referred to as yield spread premium, paid by the Company to mortgage loan brokers in connection with wholesale loan production offset by points and fees received at the time of origination. Retail points and fees are primarily a function of the volume of mortgage loans originated by the Company through its retail channel and the points charged on such loans. Yield spread premiums are generally a function of the volume of mortgage loans originated by the Company through its wholesale channel and fees paid on such loans by the Company to referring brokers net of points and fees received at origination. Origination fees, net, during the year ended June 30, 2004 were $53.4 million as compared to $53.2 million and $56.0 million during the years ended June 30, 2003 and 2002, respectively. Origination fees on mortgage loans originated but not yet sold are deferred to future periods and recognized as income at the time the mortgage loans are sold. The $0.2 million increase in net loan origination fee income during the year ended June 30, 2004 over such income during the year ended June 30, 2003 consisted of an $8.9 million increase in origination fee income, substantially offset by an $8.7 million increase in the deferral of origination fee income related to loans originated but not yet sold. The $8.9 million increase in origination fees during the year ended June 30, 2004 over the amount reported during the year ended June 30, 2003 was primarily due to a $21.0 million increase in the points and fees charged at the time of origination in the retail channel, partially offset by a $12.1 million increase in yield spread premium, net of points and fees, paid by the wholesale channel. Points and fees charged at the time of origination by the retail channel increased $21.0 million, or 33.0%, to $84.7 million during the year ended June 30, 2004 from $63.7 million during the year ended June 30, 2003 primarily due to the $605.0 million, or 33.7%, increase in total retail loan originations during the year ended June 30, 2004 over total retail loan originations during the year ended June 30, 2003. The $12.0 million increase in yield spread premium, net, during the year ended June 30, 2004 over yield spread premium during the year ended June 30, 2003 is attributable primarily to the $1.9 billion, or 73.1%, increase in total wholesale production during the year ended June 30, 2004, partially offset by a $9.4 million, or 83.0%, increase in income fees collected by the wholesale channel.

The $2.8 million, or 5.0%, decrease in origination fees during the year ended June 30, 2003 from the amount reported during the year ended June 30, 2002 was attributable primarily to a $6.8 million increase in yield spread premium, net of points and fees, paid by the wholesale channel, partially offset by a $4.0 million increase in the points and fees charged at the time of origination in the retail channel. Yield spread premium, net of points and fees, increased $6.8 million to $11.5 million during the year ended June 30, 2003 from $4.7 million during the year ended June 30, 2002. The $6.8 million increase in yield spread premium, net of points and fees, during the year ended June 30, 2003 over yield spread premium, net of points and fees, during the year ended June 30, 2002 is attributable primarily to the $1.1 billion, or 62.4%, increase in total wholesale production during fiscal 2003 over total wholesale production during fiscal 2002 and to a lesser extent, the 48.3% increase in average yield spread premium, net of points and fees, paid during fiscal 2003.

Loan Servicing.    Loan servicing revenue consists of prepayment fees, late charges and other fees retained by the Company and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of the Company’s MSRs. See “Critical Accounting Policies.” Loan servicing revenue during the year ended June 30, 2004 was $7.8 million as compared to $8.9 million and $12.5 million during the years ended June 30, 2003 and 2002, respectively. The $1.1 million decrease in loan servicing revenue during the year ended June 30, 2004 from June 30, 2003 was primarily due to declines in servicing, late and prepayment fees aggregating $3.7 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $2.6 million. The declines in servicing, late and prepayment fees during the year ended June 30, 2004 are due to the $511.8 million, or 69.1%, decrease in mortgage loans in securitization trusts serviced in-house during the year ended June 30, 2004 compared to such loans serviced in-house during the year ended June 30, 2003, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2004 were $0.2 million, down $0.2 million from the $0.4 million of such expenses during the year ended June 30, 2003. Amortization of mortgage servicing rights declined $2.5 million to $0.2 million during the year ended June 30, 2004 from the $2.7 million during the year ended June 30, 2003. The Company’s mortgage servicing rights were fully amortized at June 30, 2004.

The $3.6 million decrease in loan servicing revenue during the year ended June 30, 2003 from June 30, 2002 was due primarily to declines in servicing, late and prepayment fees aggregating $5.7 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $2.1 million. The declines in servicing, late and prepayment fees during the year ended June 30, 2003 were due to the $451.0 million, or 37.8%, decrease in mortgage loans in securitization trusts serviced in-house during the year ended June 30, 2003 compared to such loans serviced in-house during the year ended June 30, 2002, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2003 were $0.4 million, down $1.3 million from the $1.7 million of such expenses during the year ended June 30, 2002. Amortization of mortgage servicing rights declined $0.9 million to $2.7 million during the year ended June 30, 2003 from $3.6 million during the year ended June 30, 2002.

The Company has in place two arrangements designed to reduce its servicing advance obligations. In the first arrangement, which was in place during the years ended June 30, 2004 and 2003, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($53.9 million at June 30, 2004) in principal amount of loans. In the second arrangement, which expired during the year ended June 30, 2003, an investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of the Company’s advance obligations.

Total Operating Expenses

General.    Total operating expenses during the year ended June 30, 2004 were $239.8 million compared to $236.1 million during the year ended June 30, 2003 and $197.6 million during the year ended June 30, 2002. The $3.7 million increase in total operating expenses during the year ended June 30, 2004 over the year ended June 30, 2003 was attributable to increases of $28.6 million, $9.3 million and $0.7 million in personnel, production and general and administrative expense, respectively, partially offset by a decline of $34.9 million in residual interest write-downs. The $38.5 million increase in total operating expenses during the year ended June 30, 2003 over the year ended June 30, 2002 was attributable to increases of $16.8 million, $4.5 million, $9.2 million and $7.9 million in personnel, production, general and administrative expense and residual interest write-downs, respectively.

Personnel.    Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to Aames Financial’s loan origination volume, as retail and broker account executives earn incentives on funded loans. Personnel expense during the year ended June 30, 2004 was $160.2 million, an increase of $28.6 million, over the $131.6 million during the year ended June 30, 2003. Direct incremental personnel costs incurred on mortgage loans originated but not yet sold are deferred to future periods and recognized as expense at the time the mortgage loans are sold. The $28.6 million increase in personnel expense during the year ended June 30, 2004 over the year ended June 30, 2003 was due primarily to a $25.6 million increase in salaries, commissions, bonuses and incentives, an $11.1 million increase in salaries due to increased staff levels and a $4.6 million increase in medical and other benefit costs, all of which were partially offset by an increase of $12.7 million in the deferral of direct incremental compensatory costs during the year ended June 30, 2004 over the amount reported a year ago. The $25.6 million increase in commissions, bonus and incentives during the year ended June 30, 2004 over amounts reported a year ago was due primarily to a $22.7 million increase in commission compensation earned by retail and wholesale account executives and was attributable to the $2.5 billion, or 57.2%, increase in total loan production during the year ended June 30, 2004 over total loan production during the year ended June 30, 2003. To a lesser extent, the increase was comprised of a $2.9 million increase in incentive compensation relative to senior management during the year ended June 30, 2004 over the year ended June 30, 2003. The $11.1 million of increased salaries resulted from increased staffing levels during the year ended June 30, 2004 over staffing levels during the year ended June 30, 2003 due primarily to the impact on head count caused by the increase in retail branches and wholesale operations centers, over the year ended June 30, 2003. Finally, the $4.6 million increase in health, medical and other benefit costs during the year ended June 30, 2004 over the amount reported the prior year was attributable to increased costs for such benefits and increased staff levels. Of the $16.8 million increase in personnel expense during the year ended June 30, 2003, salaries, commissions, bonuses and incentives increased $14.5 million, or 14.8%, during the year ended June 30, 2003 over the amounts reported during the year ended June 30, 2002. The increase was comprised primarily of a $7.1 million increase in commission compensation earned by retail and wholesale account executives during the year ended June 30, 2003 over the prior year due to the $1.2 billion, or 37.5%, increase in production during the year ended June 30, 2003 over production during the year ended June 30, 2002. In addition, the increase was due to $5.2 million of increased salaries resulting from increased staffing levels during the year ended June 30, 2003 over staffing levels during the year ended June 30, 2002 due primarily to the impact on head count caused by the acquisition of the Company’s second National

Loan Center and, to a lesser extent, to other employee head count growth within the Company driven primarily by increased loan production. Incentive compensation relative to senior and other management increased $2.2 million during the year ended June 30, 2003 over the year ended June 30, 2002. To a lesser extent, the increase in personnel expense during the year ended June 30, 2003 over the amount reported the prior year is attributable to a $1.5 million increase in contract services utilized in preparing funded mortgage loans for sale to whole loan buyers, and $0.8 million of increased health, medical and other benefit costs.

Production.    Production expense increased $9.3 million, or 35.8%, to $35.1 million during the year ended June 30, 2004 from $25.8 million during the year ended June 30, 2003. The increase in production expense during the year ended June 30, 2004 over the production expense for the year ended June 30, 2003 is primarily due to increased advertising expenses relative to the $2.5 billion, or 57.2%, increase in the Company’s loan production volumes during the year ended June 30, 2004 over production volumes during the year ended June 30, 2003. The increase in production expense during the year ended June 30, 2003 over the prior year is due primarily to increased advertising expenses relative to the $1.2 billion, or 37.5% increase in the Company’s loan production volumes during the year ended June 30, 2003 over production volumes during the year ended June 30, 2002.

Production expense when expressed as a percentage of total loan origination volume for the year ended June 30, 2004, 2003 and 2002 was 0.5%, 0.6% and 0.7%, respectively. The decrease in the percentage during the year, ended June 30, 2004 from the percentage during the year ended June 30, 2003 is attributable to the $2.5 billion, or 57.2%, increase in total loan production during the year ended June 30, 2004 over the loan origination volume reported for the year ended June 30, 2003, partially offset by the 35.8% increase in production expense during the year ended June 30, 2004 over the year ended June 30, 2003. The decrease in the percentage during the year ended June 30, 2003 from the percentage during the year ended June 30, 2002 is attributable to the $1.2 billion, or 37.5% increase in total loan production during the year ended June 30, 2003 over the origination volume reported for the year ended June 30, 2002, partially offset by the 21.1% increase in production expense during the year ended June 30, 2003 over the year ended June 30, 2002.

General and Administrative.    General and administrative expense increased $0.7 million, or 1.8%, to $44.5 million during the year ended June 30, 2004 from $43.7 million during the year ended June 30, 2003 which, in turn, was a $9.2 million, or 26.8%, increase from $34.5 million during the year ended June 30, 2002. The $0.7 million increase in general and administrative expenses during the year ended June 30, 2004 over such expenses during the year ended June 30, 2003 was primarily due to increases of $1.6 million, $1.2 million, $1.0 million and $0.8 million in occupancy, communication, corporate related insurance and professional expenses, offset by decreases of $1.2 million and $2.7 million in legal and miscellaneous expenses, respectively. The increases in occupancy, communication and corporate related insurance costs are primarily due to the increase in the number of retail branches and National Loan Centers from 93 at June 30, 2003 to 99 at June 30, 2004. The $1.2 million decrease in legal costs was primarily due to legal fees incurred by the Company during the year ended June 30, 2003 in resolving certain litigation matters and in closing the exchange offer pursuant to which it exchanged $49.6 million of the outstanding 2006 Debentures that were tendered and issued in an equal amount of 2012 Debentures. The $2.7 million decrease in miscellaneous expenses was primarily due to the write-off in fiscal 2003 of $2.8 million of aged late fees receivable. The increase in general and administrative expenses during the year ended June 30, 2003 over such expenses during the year ended June 30, 2002 was due primarily to increases of $5.8 million, $2.8 million, $1.8 million and $0.6 million in miscellaneous, professional, legal and corporate related insurance expenses, respectively, partially offset by declines of $1.0 million and $0.8 million in occupancy and communication expenses, respectively.

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

During the years ended June 30, 2004, 2003 and 2002, the Company made total rental payments of $9.4 million, $8.1 million and $8.2 million, respectively, and received total sublease payments of $1.4 million, $1.4 million and $1.0 million, respectively.

Write-down of residual interests.    During the year ended June 30, 2004, the Company did not record a write-down to its residual interests; however, during the years ended June 30, 2003 and 2002, the Company recorded write-downs to its residual interests of $34.9 million and $27.0 million, respectively.

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

The $27.0 million write-down recorded during the year ended June 30, 2002, primarily reflected the Company’s unfavorable assessment of actual credit loss and delinquency experience of certain loans in the securitization trusts as compared to credit loss and delinquency assumptions.

Nonoperating income

Debt Extinguishment Income.    During the year ended June 30, 2004, the Company did not record any debt extinguishment income; however, during the year ended June 30, 2003, the Company recorded debt extinguishment income of $31.7 million. On December 13, 2002, the Company consummated an exchange offer, pursuant to which it exchanged $49.6 million of the outstanding 2006 Debentures that were tendered and issued an equal amount of 2012 Debentures. On December 23, 2002, the Company redeemed $19.8 million, or 40.0%, of the principal amount outstanding on the 2012 Debentures through a scheduled mandatory sinking fund payment. Of the $19.8 million sinking fund payment, $16.6 million was paid to Specialty Finance Partners with respect to $41.6 million of 2012 Debentures owned by Specialty Finance Partners. On March 31, 2003, Specialty Finance Partners forgave its remaining $25.0 million principal balance of 2012 Debentures, which was recorded as debt extinguishment income. The remaining $4.7 million of the Company’s outstanding 2012 Debentures were fully redeemed on June 30, 2003 at the optional call price of 5.0%, or $0.2 million, of the outstanding principal balance, resulting in $4.5 million of debt extinguishment income.

During the year ended June 30, 2003, in a series of transactions that were all with unrelated parities, the Company redeemed $22.1 million principal balance of its Senior Notes at a discount from par for $19.9 million and recognized debt extinguishment income of $2.2 million. At June 30, 2003, the Company redeemed the remaining $127.9 million principal balance of its Senior Notes representing all of the remaining outstanding Senior Notes, at par plus accrued and unpaid interest. The redemption of the Senior Notes was funded by the $74.1 million financing facility secured by the Company’s residual interests and certain of its servicing advances, or Financing Facility, and $53.8 million of cash.

Provision (benefit) for income taxes

During the years ended June 30, 2004, 2003 and 2002, the Company recorded an income tax provision (benefit) of $(17.7) million, $(1.8) million and $3.1 million, respectively, which reflect effective tax rates of (24.2)%, (6.7)% and 40.4%, respectively. The Company’s $17.7 million tax benefit during the year ended June 30, 2004 differed from the expected federal provision of $25.6 million calculated at the effective federal tax rate of 35.0% due to the $47.4 million federal benefit resulting from the decrease in the tax valuation allowance offset partially by $6.3 million state provision which related to various state tax obligations. The Company has determined that it is more likely than not that certain future tax benefits, primarily net operating loss carryforwards, will be realized as a result of future income. Therefore, during the year ended June 30, 2004, the Company’s tax valuation account was decreased to recognize both higher than previously anticipated net deferred tax assets and the current realization of deferred tax assets. The Company periodically undergoes federal and state tax return examinations and may provide for additional liabilities for identified exposure items. During the three months ended June 30, 2003, a number of pending tax return audits were finalized and related tax liabilities were adjusted to the actual amounts due. This resolution resulted in a tax benefit of approximately $6.0 million being recognized in the accompanying income statements. The provision for income taxes during the year ended June 30, 2002 was related primarily to estimated taxes on excess inclusion income on the Company’s real estate mortgage interest conduit, or REMIC, trusts and, to a lesser extent, other miscellaneous state taxes. The investment in the Company by Specialty Finance Partners during the year ended June 30, 1999 resulted in a change in control for income tax purposes, thereby limiting the Company’s ability to use net operating loss carryforwards and certain other future deductions.

Financial Condition

Loans Held for Sale.    The Company’s portfolio of loans held for sale increased to $1.0 billion at June 30, 2004 from $406.9 million at June 30, 2003 due primarily to total loan originations exceeding total loan dispositions during the year ended June 30, 2004.

Advances and Other Receivables.    Advances and other receivables are comprised of interest and servicing advances; servicing and miscellaneous fees; cash due from the securitization trusts, accrued interest receivable and other miscellaneous receivables; and the estimated fair value of the Company’s derivative instruments. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of real estate owned and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. The Company funds advances on a recurring basis not otherwise covered by its financing arrangements and recovers those advances on a periodic basis.

Advances and other receivables decreased $17.5 million to $23.8 million at June 30, 2004 from $41.3 million at June 30, 2003. The decline is primarily due to decreases of $25.6 million, $2.5 million and $0.3 million in interest and servicing advances, cash due from securitization trusts and servicing and miscellaneous fees receivable, respectively, which were partially offset by increases of $6.3 million and $4.6 million in the recorded fair value of interest rate cap contracts and accrued interest receivable and other receivables, respectively.

The $25.6 million decrease in servicing and interest advances to the securitization trusts at June 30, 2004 from June 30, 2003 is comprised primarily of $21.8 million of advances made by the Company in its role of servicer of the mortgage loans in the securitization trusts, net of $41.7 million of recoveries of such advances during the year ended June 30, 2004. Of the $41.7 million of servicing and advance recoveries, $15.0 million was received during the year ended June 30, 2004 from the Company’s pool calls. During the year ended June 30, 2004, the Company charged off approximately $5.7 million of aged servicing, interest and escrow advances. Cash due from securitization trusts declined at June 30, 2004 from the amount reported at June 30, 2003, due to the decrease in the balance outstanding of the residual interests. The $0.3 million decline in servicing and miscellaneous fees receivable at June 30, 2004 from June 30, 2003 is due primarily to declining servicing and late fees earned by the Company as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts during the year ended June 30, 2004. At June 30, 2004, the fair value of the Company’s derivative financial instruments was $6.3 million. No derivative financial instruments were in place at June 30, 2003. The $4.6 million increase in accrued interest receivable and other receivables at June 30, 2004 when compared to the balance at June 30, 2003 is due primarily to a $3.1 million increase in amounts due from counter parties on whole loan sales and other transactions, coupled with a $1.5 million increase in accrued interest receivable at June 30, 2004. The Company periodically evaluates its accounts receivable for realizability and charges off amounts deemed uncollectible to an uncollectible receivable allowance.

Residual Interests.    Residual interests decreased to $44.1 million at June 30, 2004 from $129.2 million at June 30, 2003, reflecting $89.5 million of cash received from the securitization trusts, partially offset by $4.4 million of accretion during the year ended June 30, 2004.

Mortgage Servicing Rights, Net.    The Company’s mortgage servicing rights were fully amortized at June 30, 2004. During the year ended June 30, 2004, the Company did not capitalize any MSR’s as all of the Company’s $7.0 billion of total dispositions were whole loan sales for cash with servicing released.

Equipment and Improvements, Net.    Equipment and improvements, net, decreased to $8.7 million at June 30, 2004 from $8.9 million at June 30, 2003 reflecting depreciation and amortization outpacing capitalization of new equipment and improvement acquisitions during the year ended June 30, 2004.

During the year ended June 30, 2004, the Company recognized $21.9 million of deferred tax assets based upon its determination that it is more likely than not that it will realize such assets in future periods. There were no deferred tax assets at June 30, 2003.

Prepaid and Other Assets.    Prepaid and other assets increased to $17.7 million at June 30, 2004 from $17.5 million at June 30, 2003. The increase is due primarily to increases of $2.9 million in prepaid corporate related insurance and the capitalization of $1.2 million of capital raising related costs pending consummation of the Company’s conversion to a REIT and the consummation of the initial public offering by Aames Investment Corporation, the Company’s wholly-owned subsidiary. Partially offsetting the increase were decreases of $2.2 million, $1.4 million and $0.3 million in bond deposits, deferred commitment fees and other assets, respectively.

Borrowings.    As previously reported, on June 30, 2003, the Company redeemed $127.9 million principal balance of its Senior Notes representing all remaining outstanding Senior Notes, at par plus accrued and unpaid interest. The Company funded the redemption of the Senior Notes by borrowing $74.1 million through the Financing Facility and paying the remaining $53.8 million in cash. Borrowings, which totaled $78.3 million at June 30, 2004, was comprised of $64.4 million outstanding under the Company’s 2006 Debentures and $13.9 million outstanding under the Financing Facility. In comparison, amounts outstanding under the 2006 Debentures and the Financing Facility were $64.4 million and $74.1 million, respectively, or a total of $138.5 million, at June 30, 2003. The $60.2 million decline in borrowings at June 30, 2004 from June 30, 2003, represents the Company’s principal payments on the Financing Facility during the year ended June 30, 2004.

Revolving Warehouse and Repurchase Facilities.    Amounts outstanding under revolving warehouse and repurchase facilities increased to $886.4 million at June 30, 2004 from $343.7 million at June 30, 2003 as the result of the increase in loans held for sale due to loan originations during the year ended June 30, 2004, partially offset by the Company’s loan dispositions during the period. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under the Company’s revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

Income Taxes.    At June 30, 2004 and 2003, the Company had $1.8 million and $3.1 million of income taxes currently payable, respectively. The Company’s gross deferred tax liabilities decreased by $1.8 million to $4.5 million at June 30, 2004 from $6.3 million at June 30, 2003 due to the change in the tax effects of temporary differences relating to state taxes. The Company’s gross deferred tax assets at June 30, 2004 of $110.5 million decreased by $27.4 million from $137.9 million at June 30, 2003. The Company’s tax valuation allowance decreased $47.4 million to $84.2 million at June 30, 2004 from $131.6 million at June 30, 2003. The decrease in the tax valuation allowance resulted from the utilization of deferred tax assets during the year ended June 30, 2004, and a reduction in the tax valuation allowance to reflect the amount of deferred tax assets more likely than not to be realized in future periods.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are expected to be

•	fundings under revolving warehouse and repurchase facilities;

•	the proceeds from securitization and sale of mortgage loans and related servicing rights; and

•	the proceeds from monetization of the overcollateralization in the Company’s portfolio of mortgage loans in securitization trusts.

The Company’s primary operating cash requirements include:

•	the funding of mortgage loan originations and purchases prior to their securitization and sale;

•	fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans;

•	ongoing administrative, operating, and tax expenses;

•	interest and principal payments and liquidity requirements under the Company’s revolving warehouse and repurchase facilities, and other existing indebtedness;

•	advances in connection with the Company’s servicing portfolio;

•	overcollateralization requirements in connection with securitizations.

Warehouse and Repurchase Facilities.    The Company borrows substantial sums of cash on a regular basis to originate and purchase mortgage loans. Therefore, the Company relies on revolving warehouse and repurchase facilities to finance the origination or purchase of mortgage loans prior to securitization or sale. At June 30, 2004, the Company had total revolving warehouse and repurchase facilities in the amount of $1.9 billion, of which $1.8 billion and $100.0 million were committed and uncommitted, respectively. At June 30, 2004, amounts outstanding under the Company’s facilities were $886.4 million leaving $963.6 million of borrowing capacity available to the Company at that date under the facilities. Of the $1.9 billion of revolving warehouse and repurchase facilities available to the Company at June 30, 2004, $350.0 million, $200.0 million, $400.0 million, $500.0 million and $500.0 million mature on September 27, 2004, September 30, 2004, November 30, 2004, October 30, 2004 and July 30, 2005, respectively. While no assurance can be made, the Company expects to renew these warehouse facilities on the same or similar terms at or prior to their maturity.

Subsequent to June 30, 2004, the Company obtained one additional $500.0 million fully committed warehouse facility which matures on August 4, 2005.

Certain of the warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the use of working capital to fund the remaining portion of the principal balance of the mortgage loans. The revolving warehouse and repurchase facility agreements contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders’ equity, leverage, and net income levels. The facility agreements also contain customary representations and warranties. In addition, certain of the facility agreements contain prohibitions on the Company’s payment of dividends which have been waived in connection with dividends declared and paid by the Company on the Series B, C and D Convertible Preferred Stock through and including September 30, 2004.

Securitization and Sale of Mortgage Loans.    The Company’s ability to sell loans it originates in the secondary market through securitizations and whole loan sales is necessary to generate cash proceeds to pay down its warehouse and repurchase facilities and fund new mortgage loan originations. The Company’s ability to sell loans in the secondary market on acceptable terms is essential for the continuation of its loan origination operations.

During the year ended June 30, 2004, the Company did not dispose of any of its loans through securitizations and sold all of its $6.4 billion of loan dispositions in whole loan sales for cash. Of the Company’s $4.5 billion of loan dispositions during the year ended June 30, 2003, $4.2 billion and $315 million were sold in whole loan sales for cash and securitizations, respectively. The gain on sale recognized by the Company on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and the Company’s assumptions used in securitizations. See “Results of Operations—Revenue.” In connection with securitization transactions, the Company is generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, the Company subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts, for which the Company has retained a residual interest, generally require that all excess cash flow otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums.

For the Company’s existing securitizations, overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At June 30, 2004, an additional $28.0 million of overcollateralization was required to be maintained because the level of delinquency rates and realized losses of mortgage loans was in excess of specified delinquency rates and realized losses in certain securitization trusts. At June 30, 2004, the Company was required to maintain overcollateralization amounts of $56.0 million, which included the $28.0 million. In the Company’s securitizations structured as a real estate mortgage investment conduit, or REMIC, the recognition of non-cash gain on sale has a negative impact on the cash flow of the Company since it is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the cash flows are received and applicable reserve or overcollateralization requirements are met.

Monetization of Overcollateralization in the Company’s Portfolio of Mortgage Loan in Securitization Trusts.    The Company had retained residual interests in seven securitizations trusts which had overcollateralization balances of $56.0 million at June 30, 2004. Of these seven securitization trusts, four trusts, with overcollateralization of $15.5 million, were callable by the Company in its capacity as servicer of the mortgage loans underlying the securitization trusts. If the Company calls any of the securitization trusts, the Company receives a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and in cash.

Other sources of cash previously used by the Company to fund its operations included the monetization of residual interests and servicing advances and debt and equity securities.

Monetization of Residual Interests.    As previously reported, on June 30, 2003, the Company borrowed $74.1 million ($13.9 million at June 30, 2004) through the Financing Facility of which $49.2 million ($5.7 million at June 30, 2004) was secured by all of its residual interests.

Monetization of Servicing Advances.    The Company pledged certain of its existing servicing advances to collateralize $24.9 million ($8.2 million at June 30, 2004) of the Financing Facility. Future servicing advances related to certain of the Company’s securitization trusts will also collateralize the Financing Facility unless and until it is fully repaid.

Issuance of Equity and Debt Securities.    The Company has historically funded negative cash flow primarily from the sale of its equity and debt securities. However, current market conditions have restricted the Company’s ability to access its traditional equity and debt sources.

The Company has previously raised $180.2 million through the sale of preferred stock in several phases, consisting of $170.8 million to Capital Z and its designees, $4.7 million to certain members of the Company’s management and $4.7 million to holders of the Company’s common stock. Capital Z invested $75.0 million in February 1999, $25.0 million in August 1999, $20.8 million pursuant to their standby commitment in a rights offering in October 1999, $34.7 million in June 2000, and $15.3 million in July 2000. The Company also issued $2.9 million of preferred stock to certain management investors in October 1999, and $1.3 million of preferred stock to certain current and former management investors, and consultants to the Company in August 2000. The Company raised $4.2 million from the sale of Series C Convertible Preferred Stock to common stockholders in a rights offering in October 1999 and $0.5 million from the sale of Series D Convertible Preferred Stock in a rights offering in February 2002. The Company also issued warrants to affiliates and employees of an affiliate of Capital Z to purchase an aggregate of 500,000 shares of the Company’s common stock for $5.00 per share in February 1999, and warrants to purchase 5.0 million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001.

In December 1991, July 1993, June 1995 and October 1996, the Company effected public offerings and in April 1998 effected a private placement of its common stock with net proceeds to the Company aggregating $217.0 million. In February 1996, the Company completed an offering of its 2006 Debentures with net proceeds to the Company of $112.0 million. In October 1996, the Company completed an offering of its Senior Notes with net proceeds to the Company of $145.0 million. In December 2002, the Company completed its Exchange Offer pursuant to which $49.6 million of 2006 Debentures were tendered and an equal amount of 2012 Debentures were issued. Subsequently in December 2002, the $49.6 million of 2012 Debentures were reduced by $19.8 million and $25.0 million through a mandatory sinking fund redemption and the forgiveness by Specialty Finance Partners, respectively, leaving $4.8 million of 2012 Debentures outstanding that were repaid through the exercise of a 5% optional call payment on June 30, 2003. On June 30, 2003, the Company redeemed its Senior Notes through a $53.8 million cash remittance and the $74.1 million amortizing, Financing Facility due December 31, 2004. Under the Financing Facility, the Company is required to comply with various operating and financial covenants including covenants which may restrict the Company’s ability to pay certain distributions, including dividends.

The Company retained certain residual interests in the securitization trusts. The performance of the loans in the trusts will impact its ability to realize the current estimated fair value of these assets that are included on the consolidated balance sheet.

Cash Flow. The following summarizes the Company’s material cash flow activities during the year ended June 30, 2004 and June 2003.

The Company’s principal operating activities which effect its net cash provided by or used in such activities in any period are (i) the increase or decrease in loan production which causes an increase in the use of cash and a decrease in the use of cash, respectively; and, (ii) the increase or decrease in the level of loan sales which causes an increase or decrease in cash provided, respectively. During the year ended June 30, 2004, the Company’s net cash used in operating activities was $415.5 million, an increase of $557.2 million over $141.7 million of net cash provided by operating activities during the year ended June 30, 2003. The increase in net cash used in operating activities was due primarily to a $2.5 billion increase in the use of cash to fund the origination of mortgage loans during the year ended June 30, 2004 over the year ended June 30, 2003. The increase in net cash used in operating activities was partially offset by a $1.9 billion increase in cash flows provided in operating activities from proceeds of the sale of mortgage loans held for sale during the year ended June 30, 2004 over such proceeds during the year ended June 30, 2003. To a lesser extent, the increase in net cash used in operating activities during the year ended June 30, 2004 over net cash provided by operating activities during fiscal 2003 was also partially offset by a $57.2 million positive change in other assets and liabilities and a $61.5 million increase in net income when compared to the changes in such assets and liabilities and to net income during fiscal 2003.

During the year ended June 30, 2003, the Company’s net cash provided by operating activities was $141.7 million, an increase of $132.2 million over $9.4 million of net cash provided by operating activities during the year ended June 30, 2002. The increase in net cash provided by operating activities was due primarily to a $1.3 billion increase in proceeds of the sale of mortgage loans during the year ended June 30, 2003 over such proceeds during the year ended June 30, 2002. Partially offsetting the increase was a $1.2 billion increase in the use of cash to fund the origination of mortgage loans during the year ended June 30, 2003 over the year ended June 30, 2002. To a lesser extent, the increase in net cash provided by operating activities during the year ended June 30, 2003 over net cash provided by operating activities during the year ended June 30, 2002 was also positively impacted by a $24.7 million increase in net income and a $16.6 million positive change in other assets and liabilities.

The primary financing activity affecting net cash provided by or used in the Company’s financing activities are increases and decreases in the level of borrowings under its revolving warehouse and repurchase agreements. During the year ended June 30, 2004, the Company’s net cash provided by financing activities was $418.4 million, an increase of $551.4 million, over $133.1 million of net cash used in financing activities during the year ended June 30, 2003. The increase in net cash provided by financing activities during the year ended June 30, 2004 over the net cash used in financing activities during fiscal 2003 was primarily attributable to a $582.2 million increase in borrowings used under the Company’s revolving warehouse and repurchase facilities to fund the increase in the origination of loans held for sale during fiscal 2004 over such levels in fiscal 2003. To a lesser extent, net cash provided by financing activities was positively influenced by a $33.5 million decline in the use of cash used to reduce borrowings. These changes in sources of cash were partially offset by an increase in fiscal 2004 over that in fiscal 2003 of $64.3 million of cash used in the payment of preferred stock dividends.

During the year ended June 30, 2003, net cash used in financing activities was $133.1 million, an increase of $117.7 million over the $15.4 million of net cash used in financing activities during the year ended June 30, 2002. The increase in net cash used in financing activities during the year ended June 30, 2003 over net cash used during the year ended June 30, 2002 was due primarily to an $87.9 million increase in cash used to reduce outstanding borrowings during the year ended June 30, 2003 from cash used to reduce borrowings during fiscal 2002. To a lesser extent, net cash used in financing activities increased due to a $29.2 million increase in cash used to reduce revolving warehouse and repurchase facilities during the year ended June 30, 2003 over such activity in fiscal 2002.

As a financial institution, the Company’s lending and borrowing functions are integral parts of its business. When evaluating sources and uses of cash, the Company considers cash used to increase its assets and borrowings used to finance those assets, separately from its operating cash flows. The Company’s most significant use of cash is for the acquisition of loans held for sale which are funded primarily through borrowings under its revolving warehouse and repurchase facilities. In accordance with U.S. GAAP, purchases of loans held for sale, net of sales of such loans, are required to be included in the Company’s consolidated statements of cash flows as a component of net cash provided by (used in) operating activities. Borrowings used to fund such loans, or repayment of such borrowings, are required to be included in the consolidated statements of cash flows as a component of net cash provided by or used in financing activities, respectively. The amount of net purchases of loans held for sale included as a component of net cash used in operating activities was $605.3 million during the year ended June 30, 2004. Excluding the purchases and sale activity for loans held for sale, the net cash provided by the Company’s operating activities was $189.8 million during the year ended June 30, 2004. The amount of net purchases of loans held for sale included as a component of net cash provided by operating activities was $55.2 million during the year ended June 30, 2003. Excluding the purchases and sale activity for loans held for sale, the net cash provided by the Company’s operating activities was $86.5 million during the year ended June 30, 2003.

At June 30, 2004, the Company had net operating liquidity of $90.3 million, which consisted of $22.9 million of cash and cash equivalents, plus approximately $67.4 million of cash that could be immediately raised through the pledging of unencumbered and eligible loans held for sale as collateral pursuant to committed revolving warehouse and repurchase facilities. The Company currently believes that its net operating liquidity level is sufficient to satisfy its operating requirements and to meet its obligations in a timely and cost-efficient manner.

If the Company’s access to warehouse lines, working capital or the securitization or whole loan markets is restricted, the Company may have to seek additional equity. There can be no assurance that sufficient sources of liquidity will be available to the Company at any given time or that favorable terms will be available. If the Company is unable to maintain sufficient liquidity, it would be restricted in the amount of loans that it will be able to produce and sell which would negatively impact profitability and jeopardize the Company’s ability to continue to operate as a going concern.

Contractual Obligations

The following table summarizes the Company’s material contractual obligations as of June 30, 2004 (in millions):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving warehouse and repurchase agreements	$886.4	$886.4	$—	$—	$—
Borrowings	78.3	—	78.3	—	—
Operating leases, net	44.0	9.6	16.5	11.2	6.7
Purchase and other obligations	5.4	1.3	3.1	1.0	—

Total	$1,014.1	$897.3	$97.9	$12.2	$6.7

The Company’s revolving warehouse and repurchase agreements contain terms which require it to meet periodic financial covenants and other contractual obligations as on-going conditions to borrow under the warehouse and repurchase agreements. If the Company is unable to comply with the financial covenants or the other contractual obligations going forward, or if it is unable to obtain subsequent amendments or waivers, if required, the lenders can declare default events. If the Company does not cure the default events, the lenders are entitled to liquidate the residential mortgage loans which collateralize borrowings under the revolving warehouse and repurchase facilities to recover funds advanced.

An uncured default event under the revolving warehouse and repurchase agreements and a default event under the agreement governing our 5.5% convertible subordinated debentures, principally nonpayment of scheduled interest, would accelerate the Company’s repayment obligation for its 5.5% convertible subordinated debentures.

An uncured default event, principally nonpayment of scheduled principal and interest, would accelerate the Company’s repayment obligation under its financing facility. The lenders are entitled to liquidate the residual interests and servicing advances which collateralize the financing facility to recover funds advanced.

Off-Balance Sheet Arrangements

The Company is party to various transactions that have off-balance sheet components. In connection with loan sales that are securitization transactions, there were $283.2 million in loans owned by off-balance sheet trusts as of June 30, 2004. The trusts have issued securities or bonds secured by these loans. The Company has no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to the Company and have no ability to require the Company to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Risk Management

During the years ended June 30, 2004 and 2003, the Company, as it has from time to time, entered into agreements to hedge interest rate risk exposure to its inventory and pipeline of mortgage loans held for sale. At June 30, 2004, the Company had notional amounts of $550.0 million of interest rate caps in place to hedge interest rate risk exposure to its mortgage loans held for sale and pipeline of mortgage loans. At June 30, 2003, the Company had no hedge agreements in place.

Gain on sale of loans during the year ended June 30, 2004 includes a diminimis gain related to the mark-to-market of the interest rate caps in place at June 30, 2004. Gain on sale of loans during the year ended June 30, 2003 includes charges of $10.9 million all of which related to hedge losses recorded on forward interest rate swap agreements that closed during the period. The Company continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of the Company would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including charges to earnings on future derivative contracts into which the Company may enter.

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

Rate Sensitive Assets

Residual Interests and MSRs.    The Company had residual interests of $44.1 million and $129.2 million outstanding at June 30, 2004 and 2003, respectively. The Company had no MSRs outstanding at June 30, 2004 but had MSRs outstanding at June 30, 2003 in the amount of $0.2 million. These instruments are recorded at estimated fair value at June 30, 2004 and 2003. The Company valued these assets based on the present value of future revenue streams, net of expenses, using various assumptions. The weighted average discount rate used to calculate the present value of the residual interests was 13.7% and 13.5% at June 30, 2004 and 2003, respectively. The discount rate used to calculate the present value of the MSRs was 15.0% at June 30, 2003. The weighted average life of the mortgage loans used for valuation at June 30, 2004 and 2003 was 2.2 years and 1.9 years, respectively.

These assets are subject to risk of accelerated mortgage prepayment or credit losses in excess of the assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or credit losses be below expectations.

Fair Value of Financial Instruments.    The Company’s financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, advances and other receivables, and revolving warehouse and repurchase agreements. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company’s warehouse borrowings approximates fair value when valued using available quoted market prices.

Interest Rate Risk.    The Company is exposed to on-balance sheet interest rate risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet interest rate risk related to loans which the Company has committed to originate or purchase.

Warehousing Exposure.    The Company utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. As of June 30, 2004 and 2003, the Company had total revolving warehouse and repurchase facilities available in the amount of $1.9 billion and $900.0 million, respectively. At June 30, 2004 and 2003, amounts committed under such facilities were $1.8 billion and $900.0 million, respectively. The total amount outstanding related to these facilities was $886.4 million and $343.7 million at June 30, 2004 and 2003, respectively. Drawings available to the Company under the facilities were $1.0 billion and $556.3 million at June 30, 2004 and 2003, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values. Subsequent to June 30, 2004, the Company obtained one additional $500.0 million fully committed warehouse facility which matures on August 4, 2005. In addition, subsequent to June 30, 2004, the Company renewed to July 30, 2005 an existing $500.0 million committed revolving warehouse facility.

The following table illustrates certain information about the Company’s rate sensitive assets and liabilities at June 30, 2004 and 2003:

June 30, 2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rates	$36,036	$52,588	$43,410	$36,370	$25,410	$75,771	$269,585	$274,688
Weighted average rate	8.64%	8.64%	8.64%	8.64%	8.64%	8.60%	8.63%
Variable rates	$67,770	$192,704	$195,255	$93,607	$55,671	$137,573	$742,580	$764,537
Weighted average rate	7.36%	7.44%	9.55%	10.18%	10.55%	10.92%	8.79%
Interest rate caps(1)	$6,317	$—	$—	$—	$—	$—	$6,317	$6,317
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$—	$64,396	$—	$—	$—	$—	$64,396	$62,303
Weighted average rate	5.50%	—%	—%	—%	—%	—%	5.50%
Variable rate	$900,320	$—	$—	$—	$—	$—	$900,320	$900,320
Weighted average rate	3.42%	—%	—%	—%	—%	—%	3.42%

(1)	At June 30, 2004, the Company was a party to $550.0 million (notional) of interest rate cap contracts that were indexed to one-month LIBOR. The strike price of the interest rate caps pursuant to the contracts ranged from 2.35% to 2.5%. At June 30, 2004, one-month LIBOR was 1.37%.

During the year ended June 30, 2004, interest rates generally increased from levels existing during the year ended June 30, 2003. At June 30, 2004, the Company’s interest rate sensitive assets, primarily its fixed rate and variable rate mortgage loans held for sale, reflected these higher rates when compared to interest rates applicable to its fixed and variable rate mortgage loans held at June 30, 2003. At June 30, 2004, the weighted average interest rate on the Company’s fixed rate loans held for sale was 8.64% and the weighted average interest rate on its variable rate loans held for sale was 7.36%. In comparison, at June 30, 2003, the weighted average interest rate on the Company’s fixed and variable loans held for sale were 7.28% and 7.14%, respectively. The Company’s sole fixed rate borrowings were the amounts outstanding under the 2006 Debentures which bear interest at 5.5% per annum. The Company’s variable rate borrowings, which are comprised of revolving warehouse and repurchase facilities and the Financing Facility, are indexed to the one-month LIBOR. At June 30, 2004, the one-month LIBOR was 1.37%, up 25 basis points from 1.12% at June 30, 2003. The weighted average interest rate on borrowings outstanding under revolving warehouse and repurchase facilities and the Financing Facility at June 30, 2004 decreased to 2.51% from 2.52% at June 30, 2003. At June 30, 2004 and 2003, the weighted average interest rate on borrowings outstanding under revolving warehouse and repurchase facilities were 2.48% and 2.22%, respectively. At June 30, 2004 and 2003, the weighted average interest rates on the Financing Facility were approximately 4.12% and 3.87%, respectively. During the year ended June 30, 2004, despite the increase in the one-month LIBOR and increased average borrowings, interest expense on the Company’s variable rate revolving warehouse and repurchase facilities declined from interest expense incurred during the year ended June 30, 2003 due to reductions in pricing by certain of its revolving warehouse and repurchase facility lenders.

June 30, 2003	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Loans held for sale:
Fixed rate	$21,215	$32,712	$26,872	$22,655	$15,843	$46,537	$165,834	$170,887
Weighted average rate	7.28%	7.28%	7.28%	7.28%	7.28%	7.26%	7.28%
Variable rate	$21,040	$60,239	$62,178	$30,007	$17,773	$43,930	$235,167	$242,283
Weighted average rate	7.14%	7.15%	9.07%	8.56%	9.42%	10.25%	8.24%
Rate Sensitive Liabilities:
Borrowings:
Fixed rate	$—	$—	$64,396	$—	$—	$—	$64,396	$54,093
Weighted average rate	5.50%	5.50%	—%	—%	—%	—%	5.50%
Variable rate	$368,161	$49,630	$—	$—	$—	$—	$417,791	$417,791
Weighted average rate	2.41%	—%	—%	—%	—%	—%	2.41%

During the year ended June 30, 2003, certain interest rates generally declined from levels existing during the year ended June 30, 2002. At June 30, 2003, the Company’s rate sensitive assets, primarily fixed and variable rate mortgage loans held for sale, reflect these lower rates when compared to interest rates applicable to such mortgage loans held at June 30, 2002. The Company’s variable rate borrowings, which are comprised of revolving warehouse and repurchase facilities, are indexed to the one-month LIBOR. At June 30, 2003, the one- month LIBOR was 1.12%, down 72 basis points from the 1.84% one-month LIBOR at June 30, 2002. The weighted average interest rate on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2003 declined to 2.22% from 2.90% at June 30, 2002. During the year ended June 30, 2003, interest expense on the Company’s revolving warehouse and repurchase facilities declined from interest expense incurred during the year ended June 30, 2002 due to the decline in the one-month LIBOR and to reductions in pricing by certain of its revolving warehouse and repurchase facility lenders.

The fair value estimates presented above as of June 30, 2004 and 2003 are based on pertinent information available to the Company as of the respective dates. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by the Company in estimating fair values:

•	Loans held for sale are based on current investor yield requirements.

•	Borrowings are based on the carrying amount when such amount is a reasonable estimate of fair value or on quoted market prices.

•	Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value.

•	Interest rate caps are based on quoted market prices.

Risk Factors

A downturn in the residential mortgage origination business, which is a cyclical industry currently at its highest levels ever, may harm the Company’s results of operations.

The mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past three years due to declining interest rates. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2004 and 2005 due to rising interest rates. During periods of rising interest rates, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. The Company expects this to result in a decreased volume of originations in the foreseeable future.

The Company’s business requires a significant amount of cash, and if it is not available, its business and financial performance will be significantly harmed.

The Company requires substantial amounts of cash to fund its loan originations and to pay loan origination expenses. Holding the Company’s loans pending sale or, upon a securitization, may also require cash as the Company’s warehouse lines may not fund the entire principal balance of its loans. Further, if the Company’s loans are financed past the permitted term under the warehouse lines, or decline in value, the Company will need cash to reduce its borrowing under the warehouse lines to permitted levels. The Company may also need cash to satisfy its working capital, financial covenants in its warehouse and repurchase facilities, and other needs.

Interest rate fluctuations may cause losses.

The Company expects its primary interest rate exposure to relate to its mortgage loans, mortgage-backed securities and variable-rate debt, as well as the interest rate swaps and caps that it intends to utilize for risk management purposes. Changes in interest rates may affect the Company’s net interest income, which is the difference between the interest income it earns on its interest-earning investments and the interest expense it incurs in financing these investments. Changes in the level of interest rates also can affect its ability to originate or acquire mortgage loans or mortgage-backed securities, the value of its assets and the Company’s ability to realize gains from the sale of such assets. In a period of rising interest rates, the Company’s interest expense could increase while the interest it earns on its assets would not change as rapidly. This would adversely affect the Company’s profitability.

The Company’s operating results will depend in large part on differences between income received from its assets, net of credit losses and its financing costs. For any period during which the Company’s assets are not match-funded, the income from such assets will adjust more slowly to interest rate fluctuations than the cost of the Company’s borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence the Company’s net income. The Company anticipates that increases in interest rates will tend to decrease its net income. Interest rate fluctuations resulting in its interest expense exceeding its interest income would result in operating losses.

Adverse changes in the securitization and whole loan market would hurt the Company’s financial performance.

In order for the Company to continue its mortgage loan origination and purchase operations, it must be able to sell its mortgage backed securities in the securitization markets and in the whole loan sale market on at least a quarterly basis. The Company will use the cash proceeds from these sales to pay down warehouse and repurchase facilities and make new mortgage loans. The value of the mortgage loans depends on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, the Company relies on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase bonds issued in securitization transactions and mortgage loans in the whole loan market. The Company cannot be sure that it can sell or securitize its mortgage loans on at least a quarterly basis. Adverse changes in the securitization and whole loan markets may affect its ability to securitize or sell its mortgage loans for acceptable prices within a reasonable period of time, which would hurt the Company’s earnings.

The Company is required to repurchase mortgage loans or indemnify investors if the Company breaches its representations and warranties, which would harm its earnings.

The Company is required under agreements governing its securitization transactions and whole loan sales to repurchase or replace mortgage loans which do not conform to representations and warranties it made at the time of sale. In addition, the Company may be obligated, in certain whole loan sales, to buy back mortgage loans if the borrower defaults on the first few payments of principal and interest due after the loan is sold. The Company’s repurchase obligations could hurt its earnings and have a material adverse effect on its financial position because it would likely take a loss on any repurchased loans.

The Company makes a significant amount of its mortgage loans in California, Florida, New York and Texas, and its operations could be hurt by economic downturns or natural disasters in these states.

During the year ended June 30, 2004, the Company originated 34.6%, 17.3%, 7.3% and 6.8% of its mortgage loans in California, Florida, New York and Texas, respectively. At June 30, 2004, 30.0%, 17.5%, 6.9% and 6.6% of its servicing portfolio consisted of mortgage loans secured by real estate in California, Florida, New York and Texas, respectively. Declines in the economy generally or residential real estate markets in any of these states may reduce the demand for mortgage loans or increase losses in the event of foreclosure, either of which would hurt the Company’s earnings.

The occurrence of a natural disaster may cause a sudden decrease in the value of real estate in any of these states and would likely reduce the value of the properties collateralizing the mortgage loans the Company made. Historically, California has been vulnerable to earthquakes, erosion-caused mudslides and wildfires, and Florida and Texas have been vulnerable to tropical storms, hurricanes and tornadoes. Since such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the borrowers have to pay for repairs due to such disasters. Uninsured borrowers may not repair the property or may stop paying their mortgage loans if the property is damaged. This would cause the number of foreclosures to increase and decrease the Company’s ability to recover losses on properties affected by the disasters.

Declining real estate values could harm the Company’s operations.

The Company believes the risks associated with its business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce its level of new mortgage loan originations, since borrowers often use increases in the value of their existing home to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Further, declining real estate values significantly increase the likelihood that the Company will incur increased payment delinquencies, foreclosures and losses on its loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both the Company’s net interest income from loans it portfolios as well as its ability to originate, sell and securitize loans, which would significantly harm its revenues, results of operations, financial condition, and business prospects.

The Company’s business is subject to extensive federal and state regulation which may limit its ability to operate and decrease its earnings.

The Company’s operations are subject to extensive rules and regulations by federal, state and local governmental authorities. Federal and several state and local laws, rules and regulations have been adopted in recent years, or are under consideration, that are intended to eliminate certain lending practices, often referred to as “predatory” lending practices, that are considered to be abusive. These laws, rules and regulations impose certain limitations on points and fees charged by the lender or the annual percentage rate, or APR, of the loan, and may expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. Many of these laws, rules and regulations also seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, the companies that buy the Company’s loans or provide financing for the Company’s loan originations generally will not purchase or finance any loans subject to these types of laws, rules and regulations.

The continued enactment of these laws, rules and regulations may prevent the Company from making certain loans and may cause it to reduce the APR or the points and fees on loans it makes. In addition, the difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans. These laws, rules and regulations have increased the cost of doing business as the Company has been required to develop systems and procedures to comply with these requirements. The Company’s policy is to avoid originating loans that meet or exceed the APR or “points and fees” thresholds of these laws, rules and regulations. In addition, many of these state laws, rules and regulations are not applicable to the mortgage operations of banks or other financial institutions and, therefore, these institutions may have a competitive advantage over the Company.

Recently, the federal government created the national “Do Not Call Registry” which prohibits companies from telemarketing to those individuals who signed the registry. A significant part of the Company’s retail marketing consists of telemarketing, and the registry has reduced its ability to telemarket to retail customers which could reduce the Company’s retail loan production. In addition, a number of states have enacted similar laws restricting telemarketing sales which could further reduce the Company’s retail production.

On April 27, 2004, the Company received a civil investigative demand from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to the Company’s business and lending practices. The demand was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. The Company has cooperated and intends to continue to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and its effect, if any, on the Company’s business.

Separately, on April 26, 2004, the Company was contacted by the National Community Reinvestment Coalition, or NCRC, a non-profit trade association, regarding alleged violations of federal fair lending laws. NCRC asserts that, under a grant from the United States Department of Housing and Urban Development, NCRC conducted an investigation of certain of the Company’s branches, as well as multiple other lenders, which investigation purportedly resulted in evidence of violations of fair lending laws. Although the Company does not agree with NCRC’s assertions, the Company is discussing the matter with NCRC and intends to work with NCRC to reach a mutually satisfactory result.

The Company’s failure to comply with the laws, rules and regulations discussed above can lead to liabilities and other burdens on it, including, but not limited to, civil and criminal liability (including the trebling of fines or damages under some laws in certain circumstances), administrative enforcement actions, an inability to renew its current warehouse financing facilities or secure alternate or additional warehouse facilities, the loss of state licenses or permits required for continued lending and servicing operations and legal defenses that adversely affect the Company’s ability to enforce loans, or give the borrower the right to rescind or cancel the loan transaction. Regulatory fines and damage awards levied against other subprime lenders in several recent highly publicized cases have been significant and in certain circumstances severe. Accordingly, if the Company is found to have failed to comply with these laws, rules and regulations, it could be subject to fines or damages that could materially adversely affect its business, financial condition and results of operations. In addition, negative publicity stemming from any failure by the Company to comply with these laws, rules and regulations could adversely affect its business and attract class action litigation against it.

The Company may be subject to fines or other penalties based upon the conduct of its independent brokers.

The mortgage brokers from which the Company obtains loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such liability on parties that take assignments of such loans. Recently, for example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, the Company may be subject to fines or other penalties based upon the conduct of its independent mortgage brokers.

Many of the Company’s competitors in the mortgage banking market are larger and have greater financial resources than the Company, and may make it difficult for the Company to compete successfully.

The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. Many of the Company’s competitors are substantially larger and have considerably greater financial resources and lower costs of capital than the Company. In the future, the Company may also face increased competition from government-sponsored entities, such as Fannie Mae and Freddie Mac. These government-sponsored entities may enter the subprime mortgage market and target potential customers in the Company’s highest credit grades, who constitute a significant portion of the Company’s customer base. Additional competition may lower the rates the Company can charge borrowers and increase the cost to purchase mortgage loans, which would decrease the Company’s earnings on the sale or securitization of these loans. Increased competition may also reduce the volume of the Company’s mortgage loan originations and mortgage loan sales and increase the demand for its experienced personnel and the potential that such personnel will leave for competitors.

An interruption in service or breach in security of the Company’s information systems could impair the Company’s ability to originate loans on a timely basis and may result in lost business.

The Company relies heavily upon communications and information systems to conduct its business. Any failure or interruption in service or breach in security of our information systems or the third-party information systems on which the Company relies could cause underwriting or other delays and could result in fewer loan applications being received and processed and reduced efficiency in loan servicing. The Company cannot assure you that no material failures or interruptions will occur or, if they do occur, that the Company or the third parties on whom the Company relies will adequately address them. The occurrence of any failures or interruptions could significantly harm the Company’s business.

If the Company does not complete the REIT conversion and initial public offering of Aames Investment Corporation, the Company will incur substantial charges in connection with the legal, financial and other professional services retained for the transaction.

The Company expects that the expenses incurred in connection for the REIT conversion and initial public offering will be approximately $3.5 million. Under U.S. generally accepted accounting principles, expenses incurred in connection with raising capital are capitalized and charged against the gross proceeds of new capital raised. At June 30, 2004, the Company had $1.2 million of deferred expenses recorded in prepaid and other assets that have been incurred in connection with the REIT conversion and initial public offering of Aames Investment. Should the Company not consummate the REIT conversion, the $1.2 million of capitalized costs, plus any additional costs capitalized up to the time of non-consummation of the REIT conversion would be charged immediately to the income statement and negatively impact the Company’s earnings, if any.

Item 8.    Financial Statements and Supplementary Data

The following financial statements are attached to this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2004 and 2003

Income Statements for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Item 9.    Changes In and Disagreements With Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Disclosure Committee, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

Information Concerning Directors and Executive Officers

The following table sets forth information with respect to the directors and executive officers of the Company as of August 17, 2004. The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. There is no family relationship between any director and any executive officer of the Company.

Name	Age	Position	Year Term Expires
DIRECTORS:
Dr. Jenne K. Britell	62	Director	2005
David H. Elliott	62	Director	2006
Daniel C. Lieber	41	Director	2004
A. Jay Meyerson	57	Director and Chief Executive Officer	2006
Eric C. Rahe	35	Director	2004
Mani A. Sadeghi	40	Director and Chairman of the Board of Directors	2004
Robert A. Spass	48	Director	2004
Joseph R. Tomei	34	Director	2004
Stephen E. Wall	62	Director	2005

EXECUTIVE OFFICERS:
James H. Downing, Jr.	57	Executive Vice President—Wholesale
Barry M. Levine	42	Executive Vice President—Chief Information Officer
John F. Madden, Jr.	43	Executive Vice President, General Counsel and Secretary
Michael J. Matthews	44	Executive Vice President—National Retail Sales and Marketing
A. Jay Meyerson	57	Director and Chief Executive Officer
Ronald J. Nicolas, Jr.	45	Executive Vice President—Finance and Chief Financial Officer
Jon D. Van Deuren	52	Senior Vice President—Finance and Chief Accounting Officer

Directors

JENNE K. BRITELL, Ph.D. was re-elected a Director in November 2002 and has served as a Director since June 2001. Dr. Britell is currently Chairman and Chief Executive Officer of Structured Ventures, Inc. and has held these positions since February 2001. From January 2003 to June 2004, she has also served as the Senior Advisor to eBay and PayPal for Financial Services. From August 1996 to March 2000, Dr. Britell held several senior positions at GE Capital, the financial services group of General Electric, including: President, Global Commercial and Mortgage Banking and Executive Vice President, Global Consumer Finance from July 1999 to March 2000; President and Chief Executive Officer, Central and Eastern Europe from January 1998 to July 1999; and President and Chief Executive Officer, GE Mortgage Servicers from August 1996 to January 1998. Dr. Britell also serves as a Director of Crown Holdings, Inc. and Lincoln National Corporation.

DAVID H. ELLIOTT was re-elected a Director of the Company in November 2000 and has served as a Director since December 1999. Mr. Elliot served as Chairman of the Board of Directors of MBIA Inc. from 1994 until his retirement in 1999 and as Chief Executive Officer of MBIA Inc. and MBIA Insurance Corporation from 1992 until his retirement in 1999.

DANIEL C. LIEBER was re-elected a Director of the Company in November 2002 and has served as a Director since June 2001. Mr. Lieber is currently a Principal and Vice President of Capital Z Management, LLC, the management company of Capital Z (“Capital Z Management”) and has held these positions since July 2001. Since November 1998, Mr. Lieber has also acted as a Principal of Equifin Capital Management, LLC, a management partner of Capital Z, which provides private equity investment management and advisory services (“Equifin Capital”). From August 1997 to October 1998, Mr. Lieber was a Senior Vice President of Business Development of AT&T Capital / Newcourt Credit Group.

A. JAY MEYERSON has served as the Company’s Chief Executive Officer since his appointment in October 1999. Mr. Meyerson was re-elected a Director of the Company in November 2000 and has served as a Director since November 1999. From January 1997 to October 1999, Mr. Meyerson was a managing director with KPMG, LLP’s national financial services consulting practice. From 1994 to 1997 Mr. Meyerson served as the Chief Executive Officer and Chairman of the Board of Directors of KeyBank USA, the national consumer finance business subsidiary of KeyCorp. Prior to his employment with Key Corp., Mr. Meyerson held executive level management positions with Society Bank and Antitrust Bank since 1987 and, prior thereto, senior management level positions with Wells Fargo Bank since 1975.

ERIC C. RAHE was re-elected a Director of the Company in November 2002 and has served as a Director since February 1999. Mr. Rahe is currently a Partner and Vice President of Capital Z Management and has held these positions since August 1998. From August 1996 to July 1998, Mr. Rahe served as a Vice President of Insurance Partners Advisors, a private equity fund focused on the insurance industry.

MANI A. SADEGHI was re-elected a Director of the Company in November 2002 and has served as a Director since February 1999. Mr. Sadeghi has served as the Company’s Chairman of the Board of Directors since December 2000. Mr. Sadeghi was appointed interim Chief Executive Officer of the Company in May 1999 and served until October 1999. Mr. Sadeghi is currently a Partner and Vice President of Capital Z Management and has held these positions since July 2001. Mr. Sadeghi has also acted as Chief Executive Officer of Equifin Capital since June 1998. From September 1996 to February 1998, Mr. Sadeghi served in various executive positions at AT&T Capital Corporation, culminating in his role as a Group President.

ROBERT A. SPASS was re-elected a Director of the Company in November 2002 and has served as a Director since July 2000. Mr. Spass is currently the Chairman of the Board of Directors and a Partner of Capital Z Management and has held these positions since July 1998. From February 1994 to July 1998, Mr. Spass was the Managing Partner of Insurance Partners Advisors. Mr. Spass serves as a Director of Universal American Financial Corporation, CERES Group, Inc., USI Insurance Services Corp. and Endurance Specialty Insurance Ltd.

JOSEPH R. TOMEI was re-elected a Director of the Company in November 2002 and has served as a Director since December 2000. Mr. Tomei was appointed interim Chief Financial Officer of the Company in March 2000 and served until August 2000. Mr. Tomei is currently a Principal and Vice President of Capital Z Management and has held these positions since July 2001. Also, Mr. Tomei is currently a Partner and Director of Equifin Capital and has held these positions since July 1998. From January 1995 to June 1998, Mr. Tomei has served in various capacities at AT&T Capital.

STEPHEN E. WALL was re-elected a Director of the Company in November 2002 and has served as a Director since February 2001. Mr. Wall served in various capacities with KeyCorp and its predecessors from August 1970 to January 1999 when he retired. At the time of his retirement, Mr. Wall was Executive Vice President of KeyCorp and the Chairman of the Board of Directors, President and Chief Executive Officer of Key Bank National Association.

Executive Officers

JAMES H. DOWNING, JR. has served as the Company’s Executive Vice President—Wholesale since May 2003. Prior to joining the Company, Mr. Downing held several executive positions at Key Corp from 1996 to February 2003, where he most recently served as Chief Executive Officer and President of Key Finance, a subsidiary of Key Corp specializing in retail and broker subprime mortgage lending.

BARRY M. LEVINE has served as the Company’s Executive Vice President and Chief Information Officer since May 2000. Prior to joining the Company, Mr. Levine served as Vice President and Chief Information Officer of Residential Money Centers, a subsidiary of Residential Funding Corporation, from March 2000 to May 2000. From March 2000 to June 1998, Mr. Levine served as Vice President and Chief Information Officer of ContiFinancial Corporation. From 1994 to June 1998, Mr. Levine served as Vice President and Global Manager of Client Implementations and Business Reengineering at Chase Manhattan Bank.

JOHN F. MADDEN, JR. has served as the Company’s Executive Vice President since his promotion from Senior Vice President in July 2002 and as General Counsel and Secretary since October 1999. Mr. Madden joined the Company in September 1995 and has served as Assistant General Counsel and Associate General Counsel.

MICHAEL J. MATTHEWS has served as the Company’s Executive Vice President—National Retail Sales and Marketing since June 2002. Prior to joining the Company, Mr. Matthews held various senior executive positions at Associates First Capital Corporation since 1981. Most recently, he served as Executive Vice President of Associates Home Equity Services, the largest nation-wide retail operating unit in The Associates Home Equity organization, from 1998 to 2001.

A. JAY MEYERSON (Information with respect to Mr. Meyerson is disclosed above under “Directors”).

RONALD J. NICOLAS, JR. has served as the Company’s Executive Vice President—Finance and Chief Financial Officer since April 2001. Prior to joining the Company, Mr. Nicolas served as Executive Vice President and Group Finance Executive of the Retail, Internet, Operations and Information Technology Divisions at KeyCorp and as Executive Vice President and Chief Financial Officer of Key Bank USA, KeyCorp’s consumer finance subsidiary, since 1993.

JON D. VAN DEUREN has served as the Company’s Chief Accounting Officer since August 2001. Mr. Van Deuren joined the Company in December 1998 as Senior Vice President—Finance. From December 1995 until joining the Company, Mr. Van Deuren served as the Chief Operating Officer of Burke, Williams & Sorensen, LLP. Prior thereto, Mr. Van Deuren served as the Chief Financial Officer of Guardian Bancorp and before that was a partner with KPMG, LLP.

Executive Officers Involvement in Certain Legal Proceedings

None.

Board of Directors and Committee Meetings

The Board of Directors held a total of 13 meetings during the fiscal year ended June 30, 2004. During the fiscal year ended June 30, 2004, each director attended at least 75% of the meetings of the Board of Directors and Committees on which he or she served. The Board of Directors and the various committees took certain actions by written consent in lieu of meetings. The Company has three standing committees: the Audit Committee, the Compensation Committee and the Stock Option Committee.

The Audit Committee’s functions include recommending to the Board of Directors the engagement of the Company’s independent accountants, discussing the scope and results of the audit with the accountants, discussing the Company’s financial accounting and reporting principles and the adequacy of the Company’s financial controls with the independent accountants and the Company’s management, discussing the results of internal audits with management and reviewing and evaluating the Company’s accounting policies and internal accounting controls. The Audit Committee met eight times during the fiscal year ended June 30, 2004 and its members were Dr. Britell and Messrs. Elliott and Wall, of which Mr. Wall was the Chairman of the committee. The Board of Directors has determined that each of the members of the Audit Committee is an “audit committee financial expert” as defined in 401(h) of Regulation S-K. Each of the members of the Audit Committee meets the independence standards set forth in Section 301 of the Sarbanes-Oxley Act. The Audit Committee operates under a written charter dated as of September 2002.

The Compensation Committee reviews, approves and recommends to the Board of Directors all compensation plans for the Named Executive Officers (as defined under “Executive Compensation”) and officers with the title of Senior Vice President and above. It also approves and authorizes grants to employees under the Corporation’s stock option plan. See “Report of the Compensation Committee on Executive Compensation.” The Compensation Committee met four times during the fiscal year ended June 30, 2004 and its members were Messrs. Lieber, Sadeghi and Wall, of which Mr. Sadeghi was the Chairman.

The Stock Option Committee has the authority to grant stock options to those officers of the Company subject to reporting pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”). Grants made by the Stock Option Committee are subject to ratification by the Compensation Committee. The Stock Option Committee met two times during the fiscal year ended June 30, 2004 and its members were Messrs. Elliott and Wall, of which Mr. Wall was the Chairman.

The Company does not have a nominating committee. The Company’s Board of Directors as a whole performs the function of a nominating committee. The Company does not have a nominating committee because Specialty Finance Partners controls approximately 90% of the voting power of the Company’s outstanding stock and has the right to elect four Series B Directors and nominate one common stock director of the Company’s nine directors. Directors Lieber, Rahe, Sadeghi, Spass and Tomei are all designees of Capital Z.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an employee of the Company at any time during fiscal year 2004 and, other than Mr. Sadeghi, has ever been employed by the Company. Mr. Sadeghi served as the Company’s interim Chief Executive Officer from May 1999 to October 1999. Messrs. Lieber and Sadeghi are affiliated with Capital Z. See “Certain Relationships and Related Transactions” for a discussion of the Company’s transactions with Capital Z.

None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company’s board or its Compensation Committee during fiscal year 2004.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer and all members of its finance department, including its principal financial officer and principal accounting officers. A copy of the code of ethics is filed as an exhibit to this Form 10-K.

Item 11.    Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years or accrued within the current fiscal year as to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the “Named Executive Officers”):

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options/SARs (#)		All Other Compensation(5) ($)
A. Jay Meyerson President and Chief Executive Officer	2004 2003 2002	350,000 350,000 350,000	837,500 562,000 500,000	63,667 74,507 77,460	(1) (1) (1)	0 6,900,000 250,000	(6) (7)	0 0 0

James H. Downing, Jr.(2) Executive Vice President— Wholesale	2004 2003	250,000 41,667	717,032 68,500	226,953 18,692	(3) (3)	100,000 1,400,000	(7) (8)	0 0

Barry M. Levine Executive Vice President and Chief Information Officer	2004 2003 2002	250,000 231,250 200,000	335,000 250,000 180,000	(4 (4 (4	) ) )	0 1,300,000 50,000	(6) (7)	6,150 6,000 6,000

Michael J. Matthews Executive Vice President—National Retail Sales and Marketing	2004 2003 2002	225,000 225,000 9,375	535,500 280,000 N/A	77,800 113,330 10,812	(3) (3) (3)	0 2,150,000 300,000	(9) (7)	6,150 6,000 0

Ronald J. Nicolas, Jr. Executive Vice President—Finance and Chief Financial Officer	2004 2003 2002	250,000 250,000 225,000	402,000 230,000 200,000	(4 (4 123,844	) ) (3)	0 2,500,000 150,000	(6) (7)	6,150 6,000 6,000

(1)	Consists of housing benefits of $54,195, $65,035 and $67,988 paid by the Company during the 2004, 2003 and 2002 fiscal years, respectively. Also consists of life insurance premiums of $9,472 paid by the Company for Mr. Meyerson’s benefit in 2004, 2003 and 2002 fiscal years, respectively.
(2)	Mr. Downing was hired by the Company on May 10, 2004.
(3)	Consists of relocation benefits and applicable taxes paid by the Company.
(4)	The aggregate amount of all perquisites and personal benefits received by each of the Named Executive Officer was not in excess of $50,000 or 10% of the total of annual salary and bonus reported for such Named Executive Officer.
(5)	Consists of employer contributions to the Company’s Section 401(k) plan for the benefit of the individual.
(6)	Represents Series E Preferred Stock.
(7)	Represents shares of Common Stock.
(8)	Represents 1,000,000 shares of Series E Preferred Stock and 400,000 shares of Common Stock.
(9)	Represents 2,000,000 shares of Series E Preferred Stock and 150,000 shares of Common Stock.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding grants of options to purchase common stock made during the fiscal year ended June 30, 2004 to the Named Executive Officers:

	Individual Grants to purchase shares of Common Stock					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Shares Underlying Options Granted in Fiscal Year	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Market Price On Date of Grant(2)	Expiration Date
Name						5%	10%
A. Jay Meyerson	0	0%	N/A	N/A	N/A	N/A	N/A
James H. Downing, Jr.	100,000	7.8%	$2.89	$2.90	10/31/2013	$183,379	$463,185
Barry M. Levine	0	0%	N/A	N/A	N/A	N/A	N/A
Michael J. Matthews	0	0%	N/A	N/A	N/A	N/A	N/A
Ronald J. Nicolas, Jr.	0	0%	N/A	N/A	N/A	N/A	N/A

(1)	The potential realizable value is based on the assumption that the common stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to the applicable requirements of the SEC and do not represent a forecast of the future appreciation of the Company’s common stock. Calculation based upon assumed annualized stock price less exercise price.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of options to purchase common stock during the fiscal year ended June 30, 2004 and the value of options held at fiscal year end (adjusted to reflect stock splits).

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of All Unexercised In-the-Money Options at Fiscal Year-End(1) Exercisable/Unexercisable
A. Jay Meyerson	0	0	3,150,000/700,000	$4,335,000/$1,190,000
James H. Downing, Jr.	0	0	180,000/320,000	$201,600/$ 302,400
Barry M. Levine	0	0	230,000/ 70,000	$374,360/$ 114,840
Michael J. Matthews	0	0	240,000/210,000	$384,600/$ 321,900
Ronald J. Nicolas, Jr.	0	0	410,000/140,000	$604,200/$ 214,800

(1)	Based upon the last reported sale price of the common stock of $2.55, as reported on Yahoo! Finance on June 30, 2004, less the option exercise price.

The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of options to purchase Series E Preferred Stock as of August 17, 2004 and the value of the options held.

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of All Unexercised In-the-Money Options at Fiscal Year-End(1) Exercisable/Unexercisable
A. Jay Meyerson	0	0	6,900,000/ 0	$0/$0
James H. Downing, Jr.	0	0	200,000/ 800,000	$0/$0
Barry M. Levine	0	0	260,000/1,040,000	$0/$0
Michael J. Matthews	0	0	400,000/1,600,000	$0/$0
Ronald J. Nicolas, Jr.	0	0	500,000/2,000,000	$0/$0

(1)	There is currently no trading market for the Series E Preferred Stock and the Company does not anticipate creating a market for these securities nor does it anticipate a market will develop. The Company did not specify a value for these securities nor did it seek an independent valuation for them. However, the Series E Preferred Stock has a stated value of $1.00 per share upon a change in control or liquidation of the Company.

REPORT OF THE COMPENSATION COMMITTEE

Compensation Committee Responsibilities

The Board of Directors delegated to the Compensation Committee the responsibility for developing and administering policies which govern the total compensation program for the Named Executive Officers (as defined under “Executive Compensation”) of the Company. The Committee also administered the Company’s stock option plan. During the 2004 fiscal year, executive compensation for the Company was administered by the Compensation Committee. The Compensation Committee currently consists of Messrs. Lieber, Sadeghi and Wall, with Mr. Sadeghi serving as the Chairman of the committee. None of the members of the Compensation Committee are, or were full-time, salaried officers or employees of the Company during the 2004 fiscal year.

The goal of the Company’s executive compensation program is to retain, motivate and reward management through the compensation policies and awards, while aligning their interests more closely with that of the Company and stockholders. In furtherance of this goal, the program consists of three main components: (1) base salary; (2) bonuses which are either discretionary or based on individual and Company performance; and (3) stock options to provide long-term incentives for performance and to align executive officer and stockholder interests.

The following report of the Compensation Committee of the Board of Directors shall not be deemed to be incorporated by reference into any previous filing by the Company under either the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act, that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

Executive Compensation—Other Than Chief Executive Officer

Base salaries for the Named Executive Officers were established by the Compensation Committee based on the recommendations of management which considered, and applied subjectively as appropriate, individual performance and achievement, areas of responsibility, position, the extent to which the officers’ skills were in demand or were marketed to other companies or industries and internal and external comparability. Base salaries for other executive officers were established by the Chief Executive Officer who applies the same criteria.

Performance bonuses are paid to Named Executive Officers based upon their successful performance of both personal and departmental or divisional goals and the goals of the Company. Named Executive Officers develop their personal and departmental or divisional goals with the Chief Executive Officer which are approved by the Compensation Committee. The Company goals are determined by the Chief Executive Officer and the Compensation Committee. Company performance goals for 2004 were based upon the Company’s ability to achieve certain levels of profitability and loan production.

The Compensation Committee believes that it is important for key employees to have long-term incentives through an equity interest in the Company. Accordingly, from time to time, the Company has granted key employees stock options pursuant to the Company’s Amended and Restated 1999 Stock Option Plan and 2003 Series E Preferred Stock Option Plan. The Committee granted options upon the recommendations of management. As of June 30, 2004, the Company’s Named Executive Officers held options to acquire 5,650,000 shares of the Common Stock. In addition, on June 30, 2004, the Company’s Named Executive Officers received options to acquire 13,700,000 shares of Series E Preferred Stock.

Executive Compensation—Chief Executive Officer

In addition to his base salary, the Chief Executive Officer is entitled to receive a bonus of up to $1,000,000 for the period from January 2004 through December 2004. The amount of the bonus is to be determined by the Chief Executive Officer’s success in achieving both personal and Company goals as developed by the Chief Executive Officer and the Compensation Committee. Company performance goals for the calendar year 2004 are generally based upon the Company’s ability to achieve certain levels of profitability and loan production. In addition, the Company pays Mr. Meyerson’s yearly life insurance premiums of $9,472.

Director Compensation

The Company’s Amended and Restated 1999 Stock Option Plan provides mandatory grants of non-qualified stock options to each director who is not an employee of the Company. Each director is entitled to an award of stock options to purchase 50,000 shares of stock upon initial election or appointment and an additional 50,000 shares at the conclusion of each annual meeting of the Company’s stockholders at which the director still serves as a director of the Company. In addition, the Company pays each independent director $5,000 per fiscal quarter in which they served and $1,250 per fiscal quarter to the director who is the chairman of the Company’s Audit Committee. Under the Company’s Series E Preferred Stock Option Plan, Dr. Britell and Messrs. Elliott and Wall each received a one time grant of options to purchase 350,000 shares of Series E Preferred Stock at an exercise price of $0.71 per share.

Statement Regarding Tax Policy Compliance

Section 162(m) of the Code limits the deductible allowable to the Company for compensation paid to the chief executive officer and each of the four other most highly compensated executive officers to $1.0 million. Under certain circumstances, the Compensation Committee, in its discretion, may authorize payments, such as salary, bonuses or otherwise that may cause an executive officer’s income to exceed the deductible limits. Other than the Company’s Chief Executive Officer no Named Executive Officer received compensation in excess of $1.0 million in fiscal year 2004.

COMPENSATION COMMITTEE

Mani A. Sadeghi, Chairman
Daniel C. Lieber
Stephen E. Wall

REPORT OF THE AUDIT COMMITTEE

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. We reviewed and discussed with management the audited financial statements contained in the Company’s fiscal year 2004 Annual Report. Also, we reviewed with Ernst & Young LLP, who is responsible for expressing an opinion on our audited financial statements in conformity with United States generally accepted accounting principles, their judgments as to the quality and acceptability of our accounting principles and any other matters that we are required to discuss under the standards of the Public Company Accounting Oversight Board (United States). In addition, we have discussed with Ernst & Young LLP, its independence from management and the Company including matters set forth in the written disclosures required by Independence Standards Board Standard No. 1 and matters required to be discussed by Statement on Auditing Standards No. 61 pertaining to communications with Audit Committees.

We discussed with Ernst & Young LLP the overall scope and plans of their audits. We met with Ernst & Young LLP, as the Company’s independent auditors, with and without management present, to discuss results of their examinations, their evaluations of our internal controls, and the overall quality of our financial reporting. The Audit Committee met eight times during the fiscal year ended June 30, 2004.

Relying on the reviews and discussions referred to above, we recommended to the Board of Directors, and the Board of Directors has approved, that the audited consolidated financial statements be included in the Form 10-K for the fiscal year ended June 30, 2004, for filing with the SEC.

AUDIT COMMITTEE

Stephen E. Wall, Chairman
Dr. Jenne K. Britell
David H. Elliot

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the NYSE Stock Market (US Companies) Index, NASDAQ Stock Market Index (US Companies) and a Peer Group of Mortgage Bankers and Brokers for the period commencing June 1, 1999 and ending on June 30, 2004. The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG AAMES FINANCIAL CORPORATION, NASDAQ STOCK MARKET INDEX,

THE NYSE COMPOSITE INDEX AND A PEER GROUP

Cumulative Annual Return	1999(2)	2000	2001	2002	2003	2004
Aames Financial Corporation	$100	$13.33	$20.57	$7.01	$13.56	$11.53
Nasdaq Stock Market—U.S.	$100	$147.97	$80.85	$54.93	$61.21	$77.61
NYSE Composite Index	$100	$99.20	$95.94	$82.26	$81.28	$99.63
Sub-prime Lenders Peer Group	$100	$49.53	$60.18	$190.04	$260.21	$383.24

(1)	The Sub-prime Lenders Peer Group consists of the following publicly traded companies engaged in the business of sub-prime mortgage banking: New Century Financial Corporation, American Business Financial Services Inc., Delta Financial Corporation, Novastar Financial Inc. and Saxon Capital Inc.
(2)	$100 invested on June 30, 1999 includes reinvestment of dividends, if any, through June 30, 2004.

Employment and Severance Agreements

Each of the Named Executive Officers are participants in the Company’s Amended and Restated Executive Severance Plan (the “Executive Severance Plan”) which generally entitles the participant to six months continuation of salary, provided that required conditions for payment are satisfied. In the event that a Named Executive Officer’s employment is terminated (a) by the Company or its successor(s) in interest for any reason other than for cause within six months following a Change in Control of the Company (as defined in the

Executive Severance Plan), or (b) by such Named Executive Officer for Good Reason (as defined in the Executive Severance Plan) within six months following a Change in Control of the Company, the Company shall continue to pay such Named Executive Officer his/her base salary for a period of twelve months following the date of termination of the Named Executive Officer’s employment plus a pro-rated bonus.

A. Jay Meyerson entered into an employment agreement, effective October 25, 1999 and amended February 5, 2001. The employment agreement had an initial three year term and provides automatic renewals for successive one-year terms unless the Board of Directors provides 120-day advance written notice prior to the end of a term. Pursuant to an amended employment agreement, Mr. Meyerson will receive (i) a minimum salary of $350,000 per year (“Base Salary”), subject to annual review by the Board of Directors, (ii) a bonus of up to 1,000,000 based upon the achievement of individual and Company goals, as determined by the Compensation Committee, for the period through December 31, 2004, and for each calendar year thereafter, (iii) four weeks of paid vacation, (iv) options to purchase 600,000 shares of the Company’s Common Stock at $5.00 (adjusted to reflect the one-for-five reverse common stock split), (v) monthly rent of $2,745 and applicable taxes, through January 31, 2004, (vi) a Company paid for life insurance policy, (vii) other benefits under the Company’s savings, pension and retirement plans and other benefit plans or programs maintained by the Company for the benefit of its executives, and (viii) reimbursement of reasonable business expenses incurred in accordance with the Company’s policies.

Pursuant to the employment agreement, Mr. Meyerson is entitled to receive, upon termination of the employment agreement: (i) at the end of the applicable term and by the Company upon notification of disability or for cause or by Mr. Meyerson for reasons other than Good Reason (as defined in the employment agreement), the Base Salary through the final date of active employment, plus any accrued but unused vacation pay, (ii) by Mr. Meyerson, for Good Reason (as defined in the employment agreement) or by the Company for reasons other than Cause or disability, the Base Salary in effect at the time of termination for a period of 12 months following termination (the “Severance Term”) plus either continued coverage under the Company’s health and other insurance programs and including specifically cash payments equal to the amount of the premium for a $1 million life insurance policy or a lump sum payment equal to the present value of such health benefits for the Severance Term (“Termination Severance”) or (iii) following a Change in Control of the Company (as defined in the Company’s 1999 Stock Option Plan) at a price per share of the Company’s Common Stock in excess of $2.50 per share by Mr. Meyerson for Good Reason (as defined in the employment agreement) or by the Company for reasons other than Cause or disability, the Base Salary in effect at the time of termination for a period of 30 months following termination (the “Change in Control Severance Term”) plus either continued coverage under the Company’s health and other insurance programs and including specifically the $1 million life insurance policy or a lump sum payment equal to the present value of such health benefits for the Change in Control Severance Term (“Change in Control Severance”). Both the Termination Severance and the Change in Control Severance are subject to offset equal to any amounts owed by Mr. Meyerson to the Company and the amount of any compensation for services earned by Mr. Meyerson on account of any employment or self-employment during the first 12 months after termination.

Mr. Ronald J. Nicolas, Jr. is a party to a Change of Control Agreement with the Company, effective April 23, 2001, amended and restated as of September 18, 2003. Pursuant to the Change of Control Agreement, in the event that Mr. Nicolas’s employment is terminated (a) by the Company or its successor(s) in interest for any reason other than for cause within one year following a Change in Control of the Company (as defined in the Change of Control Agreement), or (b) by Mr. Nicolas for any reason within six months following a Change in Control of the Company, the Company shall continue to pay Mr. Nicolas his base salary for a period of 12 months following the date of termination of Mr. Nicolas’s employment and a pro-rated bonus under the terms under the Executive Severance Plan as if Mr. Nicolas were a member of such plan.

Section 401(k) Plan

The Company has a tax-qualified cash or deferred profit sharing plan (the “401(k) Plan”) covering all employees over the age of 21 who have completed six months of service with the Company prior to a plan entry date. Pursuant to the 401(k) Plan, eligible employees may make salary deferral (before-tax) contributions of up to 15% of their compensation per plan year up to a specified maximum contribution as determined by the Internal Revenue Service. The 401(k) Plan also includes provisions which authorize the Company to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the 401(k) Plan. For each dollar contributed by plan participants up to 6% of the participant’s income up to a specified maximum, the Company makes discretionary contributions of $.50 up to a maximum contribution of $6,000. The trustees under the 401(k) Plan invest the assets of each participant’s account in selected investment options at the direction of such participant.

Report of the Compensation Committee

The Board of Directors delegated to the Compensation Committee the responsibility for developing and administering policies which govern the total compensation program for the Named Executive Officers (as defined under “Executive Compensation”) of the Company. The Committee also administered the Company’s stock option plan. During the 2003 fiscal year, executive compensation for the Company was administered by the Compensation Committee. The Compensation Committee currently consists of Messrs. Lieber, Sadeghi and Wall, with Mr. Sadeghi serving as the Chairman of the Committee. None of the members of the Compensation Committee are, or were, full-time, salaried officers or employees of the Company during the 2004 fiscal year.

The goal of the Company’s executive compensation program is to retain, motivate and reward management through the compensation policies and awards, while aligning their interests more closely with that of the Company and stockholders. In furtherance of this goal, the program consists of three main components: (1) base salary; (2) bonuses which are either discretionary or based on individual and Company performance; and (3) stock options to provide long-term incentives for performance and to align executive officer and stockholder interests.

This report of the Compensation Committee of the Board of Directors shall not be deemed to be incorporated by reference into any previous filing by the Company under either the Securities Act, or the Exchange Act, that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership

The following table sets forth information regarding the ownership of the Company’s common stock as of August 17, 2004 by:

•	each person known by the Company to beneficially own more than 5% of the Company’s outstanding stock;

•	each of the Company’s directors;

•	each of the executive officers named in the “Summary Compensation Table” included in the Executive Compensation” section of this Annual Report; and

•	all of the Company’s executive officers and directors as a group.

Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has sole voting and investment power with respect to the shares beneficially owned.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. On August 17, 2004, there were outstanding 7,170,569 shares of common stock, 26,704,000 shares of Series B Preferred Stock (convertible into 5,340,800 shares of common stock), 19,787,883 shares of Series C Preferred Stock and 59,919,568 shares of Series D Preferred Stock.

Title of Class	Name and Address	Shares		Percent of Class
Common Stock	Dr. Jenne K. Britell(1)	140,000	(2)	*
Common Stock	James H. Downing, Jr. (1)	180,000	(2)	*
Common Stock	David H. Elliott(1)	181,000	(3)	*
Common Stock	Barry M. Levine(1)	260,000	(2)	*
Common Stock	Daniel C. Lieber(4)	140,000	(5)	*
Common Stock	Michael J. Matthews(1)(2)	240,000	(2)	*
Common Stock	A. Jay Meyerson(1)(2)	4,067,793	(6)	36.2%
Common Stock	Ronald J. Nicolas, Jr.(1)(2)	410,000	(2)	5.4%
Common Stock	Eric C. Rahe(4)	187,500	(5)(7)	*
Common Stock	Mani A. Sadeghi(4)	180,000	(2)(5)	*
Common Stock	Robert A. Spass(4)	253,956	(5)(8)	*
Common Stock	Specialty Finance Partners 54 Thompson Street New York, New York 10012	88,851,675	(9)	92.5%
Common Stock	Joseph R. Tomei(4)	180,000	(2)(5)	*
Common Stock	Stephen E. Wall(1)(2)	140,000	(2)	*
Common Stock	Wells Capital Management, Incorporated 525 Montgomery Street, 10th Floor San Francisco, California 94104	1,880,432	(10)	24.6%
Common Stock	All executive officers and directors as a group (15 persons)	6,999,849	(11)	49.4%
Series B Preferred Stock(11)	Specialty Finance Partners 54 Thompson Street New York, New York 10012	26,704,000		100.00%
Series C Preferred Stock(13)	Specialty Finance Partners 54 Thompson Street New York, New York 10012	18,827,346		95.2%
Series C Preferred Stock(13)	All executive officers, directors and nominees as a group (15 persons)	—		—
Series D Preferred Stock(13)	Specialty Finance Partners 54 Thompson Street New York, New York 10012	63,823,529	(14)	98.3%
Series D Preferred Stock(13)	A. Jay Meyerson(1)(2)	548,234		*
Series D Preferred Stock(13)	All executive officers, directors and nominees as a group (15 persons)	548,234		*
Series E Preferred Stock	Dr. Jenne K. Britell(1)(15)	350,000		1.6%

Title of Class	Name and Address	Shares	Percent of Class
Series E Preferred Stock	David H. Elliott(1)(15)	350,000	1.6%
Series E Preferred Stock	Barry M. Levine(1)(15)	1,300,000	5.9%
Series E Preferred Stock	Michael J. Matthews(1)(15)	2,000,000	9.0%
Series E Preferred Stock	A. Jay Meyerson(1)(15)	6,900,000	31.2%
Series E Preferred Stock	Ronald J. Nicolas, Jr.(1)(15)	2,500,000	11.3%
Series E Preferred Stock	Stephen E. Wall(1)(15)	350,000	1.6%
Series E Preferred Stock	All executive officers and directors as a group (15 persons)(15)	16,750,000	75.6%

*	Less than one percent.
(1)	The address of each individual is in care of the Company at 350 S. Grand Avenue, 43rd Floor, Los Angeles, California 90071.
(2)	Represents shares of common stock underlying options which are currently exercisable or which will become exercisable within 60 days of August 17, 2004.
(3)	Includes 180,000 shares of common stock underlying options which are currently exercisable or which will become exercisable within 60 days of August 17, 2004 and 1,000 shares of common stock.
(4)	The address of each individual is in care of Capital Z Management, 54 Thompson Street, New York, New York 10012.
(5)	All non-employee directors received grants of options to purchase 50,000 shares under the Company’s 1999 Stock Option Plan upon initial election or appointment as a director and an additional 50,000 shares at the conclusion of each annual meeting of stockholders. These options to purchase common stock were issued to Capital Z Management, LLC as the designee of each of Messrs. Lieber, Rahe, Sadeghi, Spass and Tomei. Each of Messrs. Lieber, Rahe, Sadeghi, Spass and Tomei disclaim beneficial ownership of such options.
(6)	Includes 3,519,559 shares of common stock underlying options which are currently exercisable or which will become exercisable within 60 days of August 17, 2004 and 548,234 shares of common stock underlying the conversion of shares of Series D Preferred Stock.
(7)	Includes 180,000 shares of common stock underlying options which are currently exercisable or which will become exercisable within 60 days of August 17, 2004 and 7,500 shares of common stock underlying warrants which are currently exercisable at $5.00 per share.
(8)	Includes 180,000 shares of common stock underlying options which are currently exercisable or which will become exercisable within 60 days of August 17, 2004 and 73,956 shares of common stock underlying warrants which are currently exercisable at $5.00 per share.
(9)	Includes 5,340,800 shares of common stock issuable upon conversion of 26,704,000 shares of Series B Preferred Stock, 18,827,346 shares of common stock issuable upon conversion of 18,827,346 shares of Series C Preferred Stock, 63,823,529 shares of common stock issuable upon conversion of 63,823,529 shares of Series D Preferred Stock (which amount includes the exercise of a warrant to purchase 5,000,000 shares of Series D Preferred Stock) and 860,000 shares of common stock underlying options held by Capital Z Management which are currently exercisable or which will become exercisable within 60 days of August 17, 2004.
(10)	Information based upon Schedule 13G filed on March 10, 2004.
(11)	Includes 6,369,159 shares of common stock underlying options which are currently exercisable or which will become exercisable within 60 days of August 17, 2004, 1,000 shares of common stock, 548,234 shares of common stock underlying the conversion of shares of Series D Preferred Stock and 81,456 shares of common stock issuable upon exercise of warrants.
(12)	Specialty Finance Partners holds 100% of the issued and outstanding Series B Preferred Stock. These shares of Preferred Stock are convertible into 5,340,800 shares of common stock and are included in the common stock shares and percent of class figures for such holder.

(13)	These shares of Preferred Stock are convertible into shares of common stock on a one-to-one basis and are included in the common stock shares and percent of class figures for such holder.
(14)	Includes five million shares of Series D Preferred Stock issuable upon exercise of a warrant.
(15)	There are no shares of Series E Preferred Stock outstanding. Only options to purchase shares of Series E Preferred Stock have been issued by the Company. Options issued to Dr. Britell and Messrs. Elliott, Meyerson and Wall are 100% vested. The remaining options issued to the Company’s executive officers vest 20% upon date of grant (October 21, 2003) and 20% upon each anniversary thereof until fully vested. The beneficial ownership calculations assume 100% vesting and exercise of all outstanding options to purchase Series E Preferred Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it and written representations from the Company’s reporting persons, the Company believes that all of the Company’s reporting persons have filed their respective Section 16(a) forms for the year ended June 30, 2004.

Equity Compensation Plan Information

The following table provides information as of June 30, 2004 with respect to the shares of our common stock that may be issued under our Amended and Restated 1999 Stock Option Plan and 2003 Series E Preferred Stock Option Plan. These plans have been approved by our stockholders.

Equity Compensation Plans Approved by Stockholders	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Amended and Restated 1999 Aames Financial Corporation Stock Option Plan	13,624,274	$1.45	8,375,726

2003 Aames Financial Corporation Series E Preferred Stock Option Plan	22,150,000	$0.71	4,550,000

Item 13.    Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Capital Z

Capital Z owns 26,704,000 shares of Series B Preferred Stock, 18,827,346 shares of Series C Preferred Stock (Series C Preferred Stock amount is adjusted for splits) and 58,823,529 shares of Series D Preferred Stock. Capital Z also owns a warrant to purchase five million shares of Series D Preferred Stock exercisable at $0.85 per share which expires July 7, 2005 and, through Capital Z Management, holds options to purchase 860,000 shares of common stock, which are currently exercisable or which will become exercisable within 60 days of August 17, 2004. Each of Messrs. Lieber, Rahe, Sadeghi, Spass and Tomei has a direct or indirect interest in Capital Z and its affiliates.

On June 26, 2003, Capital Z provided a limited guaranty to Greenwich Capital Financial Products Inc., pursuant to the Company’s Loan and Security Agreement with Greenwich Capital Financial Products Inc., dated as of May 29, 2003. In November 2003, upon a pay down by the Company of the amounts owed under this facility, the limited guaranty by Capital Z was extinguished.

On June 30, 2003, the Company extended its Management Advisory Services Agreement with Equifin Capital Management LLC (“Equifin”), pursuant to which the Company is obligated to pay to Equifin a quarterly management advisory fee of $250,000 through June 30, 2008. Each of Messrs. Lieber, Sadeghi and Tomei has a direct interest in Equifin.

For the fiscal year ended June 30, 2004, Specialty Finance Partners received an aggregate of $62.5 million of dividends on its holdings of Series B, C and D convertible preferred stock. Of the $62.5 million, $54.1 million, $2.8 million, $2.8 million and $2.8 million was remitted by Aames Financial on December 23, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, respectively. The dividends received by Specialty Finance on December 23, 2003 represented dividends accrued on Special Finance Partner’s holdings of Series B, C and D convertible preferred stock over the period from April 1, 1999 to June 30, 2003.

Director and Executive Mortgage Loans

The Company did not make any mortgage loans to any executive officers during the year ended June 30, 2004. Loans made to directors and executive officers in the past were fully amortized, 15- or 30-year loans with no prepayment penalties and were underwritten to the Company’s underwriting guidelines in effect at the time of the loan. Directors and executive officers were not charged any loan fees except for those fees or costs charged by third parties. The following table summarizes information about a mortgage loan that was made to Mr. Madden in a prior fiscal year. This loan was securitized in Aames Capital Corporation’s, a wholly owned subsidiary of the Company, Mortgage Trust 1999-1, of which the Company retains a residual interest. Mr. Madden repaid this loan in July 2004.

Name and Title	Loan Origination Date	Original Principal Amount	Highest Balance During Fiscal Year End June 30, 2004	Current Balance as of June 30, 2004	Interest Rate
John F. Madden, Jr. Executive Vice President, General Counsel and Secretary	02/02/1999	$350,000	$328,567	$320,334	6.7%

Executive Officer Preferred Stock Loans

In August 2000, the Company entered into a Management Investment Agreement with Mr. Meyerson pursuant to which Mr. Meyerson purchased 588,234 shares of Series D Preferred Stock. The Company financed some of the purchase price of the stock with a loan. The loan was secured by the shares of Series D Preferred Stock that were purchased subject to a Management Investment Agreement at an interest rate of 6.5%. The following table sets forth information regarding Mr. Meyerson’s purchase of Series D Preferred Stock:

Name	Number of Shares Purchased		Total Purchase Price	Amount of Loan	Current Balance as of June 30, 2004(2)	Highest Balance During Fiscal Year(2)
A. Jay Meyerson	588,234	(1)	$500,000	$249,999	$183,140	$295,905

(1)	Mr. Meyerson converted 40,000 shares of his Series D Preferred Stock into Common Stock and sold these shares in multiple transactions from June 4, 2003 to June 11, 2003 at prices ranging from $2.09 to $2.25 per share.
(2)	Balances include accrued but unpaid interest.

Item 14.    Principal Registered Public Accounting Firm Fees and Services

Fees of principal accountant:

The following table sets forth the aggregate fees billed by Ernst & Young LLP to the Company during the years ended June 30, 2004 and 2003:

	Fiscal 2004 Fees		Fiscal 2003 Fees
Audit fees	$612,000		$708,000
Audit related fees	$258,000	(1)	$101,000	(3)
Tax fees	$530,000	(2)	$283,000	(4)
All other fees	—		—

Total	$1,400,000		$1,092,000

(1)	This amount includes $18,000 paid for services related to the annual audit of the Company’s 401(k) plan, $15,000 paid for services related to independent registered public accounting firm consents for the Company’s registration statements on Forms S-8 and $225,000 paid for services related to consultation and procedures for the Company’s registration statements on Forms S-11 and S-4.
(2)	This amount consists of $173,000 paid for services related to preparing the Company’s fiscal 2003 tax returns, $118,000 paid for tax consulting services related to the Company’s transfer pricing project in connection with the proposed conversion into a real estate investment trust, $118,000 paid for services related to tax advice in connection with the proposed conversion into a real estate investment trust, and $121,000 paid for services related to general tax consulting.
(3)	This amount includes $84,000 paid for services relating to securitization due diligence and $17,000 paid for services related to the liquidation of One Stop Group Limited and related United Kingdom entities.
(4)	This amount includes $135,000 paid for services relating to tax return preparation.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors subject to limited discretionary authority granted to our chief financial officer. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements: Financial Statements listed as part of “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules: Financial Statement Schedules listed in the “Exhibit Index” as Exhibit 11.

(3)	Exhibits: All exhibits listed in the “Exhibit Index” are filed with this report or are incorporated by reference into this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION (Registrant)

Dated: September 3, 2004	By:	/S/ A. JAY MEYERSON
A. Jay Meyerson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JENNE K. BRITELL Jenne K. Britell	Director	September 3, 2004

/S/ DAVID H. ELLIOTT David H. Elliott	Director	September 3, 2004

/S/ DANIEL C. LIEBER Daniel C. Lieber	Director	September 3, 2004

/S/ A. JAY MEYERSON A. Jay Meyerson	Director and Chief Executive Officer (Principal Executive Officer)	September 3, 2004

/S/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr.	Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	September 3, 2004

/S/ ERIC C. RAHE Eric C. Rahe	Director	September 3, 2004

/S/ MANI A. SADEGHI Mani A. Sadeghi	Chairman of the Board and Director	September 3, 2004

/S/ ROBERT A. SPASS Robert A. Spass	Director	September 3, 2004

/S/ JOSEPH R. TOMEI Joseph R. Tomei	Director	September 3, 2004

/S/ JON D. VAN DEUREN Jon D. Van Deuren	Senior Vice President-Finance and Chief Accounting Officer (Principal Accounting Officer)	September 3, 2004

/S/ STEPHEN E. WALL Stephen E. Wall	Director	September 3, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders

Aames Financial Corporation

We have audited the accompanying consolidated balance sheets of Aames Financial Corporation and subsidiaries (the Company) as of June 30, 2004 and 2003 and the related consolidated income statements, statements of changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aames Financial Corporation and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Los Angeles, California

August 31, 2004

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2004	2003
ASSETS
Cash and cash equivalents	$22,867	$23,860
Loans held for sale, at lower of cost or market	1,012,165	406,877
Advances and other receivables, net	23,767	41,315
Residual interests, at estimated fair value	44,120	129,232
Deferred income taxes	21,885	—
Mortgage servicing rights, net	—	220
Equipment and improvements, net	8,708	8,928
Prepaid and other	17,660	17,456

Total assets	$1,151,172	$627,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$78,283	$138,512
Revolving warehouse and repurchase facilities	886,433	343,675
Accounts payable and accrued expenses	54,038	38,420
Accrued dividends on convertible preferred stock	—	51,232
Income taxes payable	1,807	3,075

Total liabilities	1,020,561	574,914

Commitments and contingencies (Note 13)
Stockholders’ equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized; none outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares authorized; 26,704,000 shares outstanding	27	27
Series C Convertible Preferred Stock, par value $0.001 per share; 34,500,000 shares authorized; 19,788,000 and 20,186,000 shares outstanding	20	20
Series D Convertible Preferred Stock, par value $0.001 per share; 108,566,000 shares authorized; 59,920,000 and 60,020,000 shares outstanding	60	60
Series E Preferred Stock, par value $0.001 per share; 26,700,000 shares authorized at June 30, 2004; none authorized at June 30, 2003; none outstanding	—	—
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 7,171,000 and 6,482,000 shares outstanding	7	7
Additional paid-in capital	418,095	418,118
Retained deficit	(287,598)	(365,258)

Total stockholders’ equity	130,611	52,974

Total liabilities and stockholders’ equity	$1,151,172	$627,888

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Years Ended June 30,
	2004	2003	2002
Interest income	$69,446	$69,186	$83,161
Interest expense	26,227	35,119	41,895

Net interest income	43,219	34,067	41,266
Other income:
Gain on sale of loans	208,447	135,573	95,530
Origination fees, net	53,354	53,198	55,986
Loan servicing	7,829	8,896	12,462

Total other income	269,630	197,667	163,978

Net interest income and other income	312,849	231,734	205,244
Operating expenses:
Personnel	160,169	131,608	114,800
Production	35,113	25,849	21,322
General and administrative	44,527	43,738	34,489
Write-down of residual interests	—	34,923	27,000

Total operating expenses	239,809	236,118	197,611
Nonoperating income:
Debt extinguishment income—Capital Z	—	24,970	—
Debt extinguishment income—others	—	6,741	—

Total nonoperating income	—	31,711	—

Income before income taxes	73,040	27,327	7,633
Provision (benefit) for income taxes	(17,674)	(1,839)	3,087

Net income	$90,714	$29,166	$4,546

Net income (loss) to common stockholders:
Basic	$77,660	$15,697	$(9,242)

Diluted	$92,804	$29,166	$(9,242)

Net income (loss) per common share:
Basic	$11.02	$2.39	$(1.45)

Diluted	$0.89	$0.30	$(1.45)

Dividends per common share	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	7,049	6,558	6,394

Diluted	104,364	96,053	6,394

See accompanying notes to consolidated financial statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Total
At June 30, 2001	$27	$20	$59	$6	$417,486	$(371,713)	$45,885
Issuance of Series D Convertible Preferred Stock	—	—	1	—	541	—	542
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(13,788)	(13,788)
Net income		—	—	—	—	4,546	4,546

At June 30, 2002	27	20	60	6	418,027	(380,955)	37,185

Exercise of common stock options	—	—	—	1	91	—	92
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(13,469)	(13,469)
Net income	—	—	—	—	—	29,166	29,166

At June 30, 2003	27	20	60	7	418,118	(365,258)	52,974

Exercise of common stock options	—	—	—	—	123	—	123
Cancellation of Stock	—	—	—	—	(146)	—	(146)
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	(13,054)	(13,054)
Net income	—	—	—	—	—	90,714	90,714

At June 30, 2004	$27	$20	$60	$7	$418,095	$(287,598)	$130,611

See accompanying notes to consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2004	2003	2002
Operating activities:
Net income	$90,714	$29,166	$4,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,125	4,132	4,332
Write-down of residual interests	—	34,923	27,000
Accretion of residual interests	(4,357)	(16,558)	(32,457)
Deferred income taxes	(21,885)	—	—
Mortgage servicing rights amortized	220	2,700	3,625
Debt extinguishment income	—	(31,711)	—
Changes in assets and liabilities:
Loans held for sale originated or purchased	(6,988,994)	(4,446,180)	(3,242,509)
Proceeds from sale of loans held for sale	6,383,706	4,501,371	3,197,605
(Increase) decrease in:
Advances and other receivables, net	17,398	19,961	9,776
Residual interests	89,469	49,700	45,998
Prepaid and other	(204)	(2,746)	(571)
Increase (decrease) in:
Accounts payable and accrued expenses	15,618	2,415	(8,380)
Income taxes payable	(1,268)	(5,481)	425

Net cash provided by (used in) operating activities	(415,458)	141,692	9,390

Investing activities:
Purchases of equipment and improvements	(3,905)	(2,124)	(4,192)

Financing activities:
Net proceeds from issuance of Series D Convertible Preferred Stock	—	—	542
Proceeds from exercise of Common Stock options	127	92	—
Reduction in borrowings	(60,229)	(93,747)	(5,750)
Payment of preferred stock dividends	(64,286)	—	—
Net proceeds from (reductions in) revolving warehouse and repurchase facilities	542,758	(39,444)	(10,182)

Net cash provided by (used in) financing activities	418,370	(133,099)	(15,390)

Net increase (decrease) in cash and cash equivalents	(993)	6,469	(10,192)
Cash and cash equivalents at beginning of period	23,860	17,391	27,583

Cash and cash equivalents at end of period	$22,867	$23,860	$17,391

Supplemental disclosures:
Interest paid	$20,463	$33,491	$37,979
Income taxes paid	$6,309	$3,645	$2,626

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

On March 24, 2004, Aames Investment Corporation, a wholly-owned subsidiary of the Company, filed with the United States Securities and Exchange Commission a preliminary registration statement on Form S-4, including the preliminary joint proxy statement/prospectus which constitutes a part of the Form S-4, and a preliminary registration statement on Form S-11 in connection with the Company’s proposed conversion into a real estate investment trust, or REIT, and initial public offering.

No assurances can be made that the Company will successfully convert into a REIT and that it will complete the initial public offering. However, if the Company converts to a REIT and completes the initial public offering, current Company stockholders will become stockholders of Aames Investment Corporation and no longer be stockholders of the Company.

The following table sets forth the number of the Company’s retail branches, National Loan Centers and wholesale regional operations centers at June 30, 2004 and 2003:

	June 30,
Production channel	2004	2003
Retail branches and National Loan Centers	99	93
Regional wholesale operations centers	5	4

The following table sets forth for volume of loans originated by the Company during the periods presented (in thousands):

	During the Year Ended June 30,
	2004	2003
Retail	$2,400,493	$1,795,447
Wholesale	4,588,501	2,650,733

Total	$6,988,994	$4,446,180

The following table sets forth the aggregate outstanding balance of mortgage loans serviced by the Company at June 30, 2004 and 2003 (in thousands):

	June 30,
	2004	2003
Mortgage loans serviced:
On an interim basis	$2,057,835	$910,671
In securitization trusts serviced in-house	229,308	741,132
In securitization trusts serviced by others	53,885	87,829

	$2,341,028	$1,739,632

Loans serviced for the Company by others are serviced by an unaffiliated subservicer under a subservicing agreement.

At June 30, 2004, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) owned preferred stock

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representing 42.3% of the Company’s combined voting power in the election of directors and approximately 90.0% of the combined voting power in all matters other than the election of directors. Representatives or nominees of Capital Z have five seats on the Board of Directors, and as current members’ terms expire, Capital Z has the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z has, and will continue to have, sufficient power to determine the Company’s direction and policies.

Principles of Accounting and Consolidation

The consolidated financial statements of the Company include the accounts of Aames and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company periodically reviews its mortgage servicing rights for impairment, based on estimated fair value. The Company determines fair value based on the present value of estimated future net cash flows. In estimating future net cash flows, the Company determines future servicing revenues less future servicing expenses over the expected life of the loans. Servicing revenues include contractual servicing fees and other ancillary income such as prepayment and late fees. Servicing expenses consist of direct servicing costs and allocated indirect expenses relating to the servicing operations. Servicing expenses include an estimate for the cost to carry advances to the securitization trusts, based on the amount of advances which have been made, advances that are expected to be made and the period of time that the advances are expected to be outstanding. The Company uses a 15% discount rate to calculate the present value of the estimated future net cash flows. As of June 30, 2004 the Company did not have any mortgage servicing rights. At June 30, 2003 there was no valuation allowance on mortgage servicing rights.

Interest is accrued monthly on loans held for sale as earned. Interest is reversed if a loan held for sale becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan origination fees and certain incremental direct costs associated with the origination of loans held for sale are deferred and recognized at the time such loans are sold.

Stock-Based Compensation

The Company compensates employees in accordance with the Aames Financial Corporation Stock Option Plan as of February 10, 1999, as amended (the “1999 Plan”). The 1999 Plan provides for the issuance of options to purchase shares of the Company’s common stock to officers, key executives and consultants of the Company. Under the 1999 Plan, the Company may grant incentive and non-qualified options. Option awards are granted at the 20-day average closing price of the common stock on the day before the grant.

As permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), we continue to recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Had compensation been recorded in accordance with FASB No. 123, the Company’s net income (loss) and net income (loss) per common share data would have reflected the pro forma amounts indicated below (in thousands, except per share data):

	June 30,
	2004	2003	2002
Net income:
As reported	$90,714	$29,166	$4,546
Pro forma	88,927	27,993	2,925
Basic income (loss) to common stockholders:
As reported	$77,660	$15,697	$(9,242)
Pro forma	75,873	14,524	(10,863)
Diluted income (loss) to common stockholders:
As reported	$92,804	$29,166	$(9,242)
Pro forma	91,017	27,993	(10,863)
Basic income (loss) per common share:
As reported	$11.02	$2.39	$(1.45)
Pro forma	10.76	2.21	(1.70)
Diluted (loss) per common share:
As reported	$0.89	$0.30	$(1.45)
Pro forma	0.87	0.29	(1.70)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,
	2004	2003
Dividend Yield	0.00%	0.00%
Expected Volatility	107.00%	118.00%
Risk-free interest rate	3.00%	2.97%
Expected life of option	4.5 years	4.5 years

The pro forma stock based compensation cost, net of tax effect for the years ended June 30, 2004, June 30, 2003 and June 30, 2002, was $1.8 million, $1.2 million and $1.6 million, respectively.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All authorized and outstanding Series B and Series C Stock share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the 1,000-for-1 stock split effected by the Company on September 24, 1999. All references in the accompanying consolidated balance sheets, consolidated income statements and notes to consolidated financial statements to the number of common shares and per common share amounts have been restated to reflect the one-for-five reverse stock split effected on April 14, 2000.

Risk Management, Derivative Instruments and Hedging Activities

The Company’s earnings may be directly affected by the level of and fluctuation in interest rates in the securitization trusts. No derivative financial instruments were in place at and during the years ended June 30, 2004 and 2003 applicable to the securitization trusts.

Additionally, from time to time, the Company uses hedge products to mitigate interest rate exposure to its inventory and pipeline of mortgage loans. The Company has utilized hedge products that included interest rate caps, forward interest rate swap agreements and other hedging products. The use, amount and term of derivative financial instruments are determined by members of the Company’s senior management.

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

Reclassifications

Certain amounts related to 2003 and 2002 have been reclassified to conform to the 2004 presentation.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Cash and Cash Equivalents and Cash Held in Trust

At June 30, 2004 and 2003, the Company had corporate cash and cash equivalents available of $22.9 million and $23.9 million, respectively, none of which were restricted. There were no overnight investments at June 30, 2004 and 2003.

The Company services mortgage loans in securitization trusts and services mortgage loans on an interim basis, which consist of loans held for sale and loans subserviced for others. In such capacity, certain funds are collected from borrowers and placed in segregated trust accounts which totaled $18.8 million and $34.5 million at June 30, 2004 and 2003, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheets.

Note 3.    Loans Held for Sale

The following summarizes the composition of the Company’s loans held for sale by interest rate type at June 30, 2004 and 2003 (in thousands):

	June 30,
	2004	2003
Fixed rate mortgages	$269,585	$168,356
Adjustable rate mortgages	742,580	238,521

Loans held for sale	$1,012,165	$406,877

Note 4.    Advances and Other Receivables, Net

At June 30, 2004 and 2003, advances and other receivables were comprised of the following (in thousands):

	June 30,
	2004	2003
Interest and servicing advances	$7,197	$32,771
Servicing and miscellaneous fees	102	429
Cash due from securitization trusts	975	3,501
Interest rate caps	6,317	—
Accrued interest and other	9,176	4,614

Advances and other receivables	$23,767	$41,315

Certain of the Company’s interest and servicing advances are pledged under a borrowing facility entered into by the Company on June 30, 2003 which is discussed in Note 10, Borrowings.

During the year ended June 30, 2003, the Company wrote off directly to income $2.8 million of aged late fees receivable.

The Company’s prior arrangement with an investment bank pursuant to which the investment bank purchased certain cumulative advances and undertook the obligation to make a substantial portion, but not all, of the Company’s advance obligations on its securitized pools expired during the year ended June 30, 2003.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Residual Interests

The activity in the residual interests during the years ended June 30, 2004 and 2003 is summarized as follows (in thousands):

	Year Ended June 30,
	2004	2003
Residual interests, at beginning of year	$129,232	$197,297
Accretion	4,357	16,558
Cash received from the trusts	(89,469)	(49,700)
Write-down of residual interests	—	(34,923)

Residual interests, at end of year	$44,120	$129,232

During the years ended June 30, 2004 and 2003, the Company received cash from the trusts in the amounts of $61.8 million and $4.4 million, respectively, in connection with finalizing calls of securitization pools.

During the year ended June 30, 2004, the Company did not dispose of any of its mortgage loans in securitization transactions. The Company sold to Capital Z Investments, L.P., a Bermuda partnership (“CZI”) for $8.7 million cash the residual interests created in the $315.0 million securitization which closed during the year ended June 30, 2003. The Company has not retained any interest in any residual interests sold to CZI. The Company retained the residual interests created in the securitizations which closed during and prior to the year ended June 30, 2000.

Of the Company’s remaining seven securitization trusts which had a mortgage loan balance of $283.2 million at June 30, 2004, four securitization trusts with a mortgage loan balance of $73.4 million were callable at June 30, 2004. If the Company calls any of these securitization trusts, it might be required to write down the value of the residual interests relating to the called securitization trusts. The Company would also be required to prepay the Financing Facility (Note 10) from proceeds realized from a call transaction in an amount equal to the amount ascribed to the called residual interest and the servicing advances on mortgage loans in the securitization trusts by the lender under the Financing Facility. Additionally, the Company’s portfolio of mortgage loans serviced in securitization trusts would be reduced.

During the year ended June 30, 2004, based upon its normal review of the credit loss, prepayment speed and interest rate assumptions against actual credit loss, prepayment speeds and interest rates, the Company did not adjust the carrying value of its retained residual interests.

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

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The $27.0 million write-down recorded during the year ended June 30, 2002 primarily reflected the Company’s unfavorable assessment of actual credit loss and delinquency experience of certain loans in the securitization trusts as compared to credit loss and delinquency assumptions.

The following table summarizes certain information about the securitization trusts in which the Company has retained a residual interest at June 30, 2004 and 2003 (dollars in thousands):

	June 30,
	2004	2003
Aggregate principal balance of securitized loans at the time of the securitizations	$3,304,181	$6,642,357
Outstanding principal balance of securitized loans	283,193	828,939
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	227,232	683,277
Weighted average coupon rates of outstanding:
Securitized loans	10.13%	10.23%
Pass-through certificates or bonds	5.65%	5.51%

In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount and subsequently deposits a portion of the excess spread collected on the related loans. At June 30, 2004 and 2003, the securitization trusts in which the Company has retained a residual interest include overcollateralization of approximately $56.0 million and $145.7 million, respectively. These overcollateralization amounts are subject to increase, as specified in the related securitization documents.

There is no active market with quoted prices for the Company’s residual interests. Therefore, the Company estimates the fair value of its residual interests based upon the present value of expected future cash flows based on certain prepayment, credit loss and discount rate assumptions. There can be no assurance that the Company could realize the fair value of its residual interests in a sale.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain historical data and key assumptions and estimates used by the Company in its June 30, 2004 and 2003 reviews of the residual interest it has retained were the following:

	June 30,
	2004	2003
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	36.1%	32.5%
Adjustable rate loans	35.6%	34.4%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	34.1% to 51.0%	30.9% to 48.8%
Adjustable rate loans	28.8% to 46.6%	18.4% to 52.9%
Estimated weighted average life of securitized loans	2.2 years	1.9 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	5.4%	5.4%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	0.5%	0.5%
Total actual and estimated prospective credit losses, as a percentage of original principal balances of securitized loans	5.9%	5.9%
Total actual credit losses to date and estimated prospective credit losses (in thousands)	$176,424	$392,592
Weighted average discount rate	13.7%	13.5%

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

At June 30, 2004 and 2003, the total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans in securitization trusts in which the Company has retained a residual interest were as follows:

Mortgage Loans Securitized During the Years Ended June 30,	Actual and Estimated Prospective Credit Losses(1) at June 30,
	2004	2003
1999	6.7%	6.4%
1998	5.0	5.9
1997	4.4	5.4
1996	6.2	6.2

(1)	Static pool losses are calculated by adding the actual and estimated future credit losses and dividing that sum by the balance of the mortgage loans in each securitization trust at the time of securitization. The amount shown for each year is the weighted average for all securitizations during that period.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

The table below illustrates the resulting hypothetical fair values of the Company’s retained residual interests at June 30, 2004 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (in thousands):

Prepayment speed assumption:
Fair value after:
Impact of a 10% adverse change	$42,096
Impact of a 20% adverse change	41,755
Credit loss assumption:
Fair value after:
Impact of a 10% adverse change	41,052
Impact of a 20% adverse change	39,654
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% adverse change	42,418
Impact of a 20% adverse change	40,820
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% adverse change	42,440
Impact of a 20% adverse change	42,502

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

The table below summarizes cash flows received from (paid to) securitization trusts during the years ended June 30, 2004 and 2003 (in thousands):

	Year Ended June 30,
	2004	2003
Proceeds from new securitizations	$—	$314,958
Servicing fees collected	4,131	5,310
Purchases of delinquent and foreclosed loans	(1,452)	(7,322)
Interest and servicing advances made	(21,809)	(31,190)
Interest and servicing advances collected	41,716	45,769
Cash received from CZI from sales of residual interests	—	8,695

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table summarizes certain delinquency and charge-off information regarding mortgage loans in the Company’s portfolio of loans held for sale and in the securitization trusts at or during the years ended June 30, 2004 and 2003 (in thousands):

	At or During the Year Ended June 30,
	2004	2003
Loans past due 90 days or more:
Securitization trusts	$48,193	$106,685
Loans held for sale	1,680	5,153
Credit losses:
Net losses on liquidations of mortgage loans in securitization trusts	14,664	31,130
Charge-offs of mortgage loans held for sale	3,707	4,538

Included in net losses on liquidations of mortgage loans in securitization trusts are net losses of $0.1 million and $1.7 million incurred in purchases of delinquent and foreclosed loans from securitization trusts during the years ended June 30, 2004 and 2003, respectively.

The Company did not dispose of any loans through securitizations during the year ended June 30, 2004. Key assumptions and estimates used by the Company in measuring the residual interests at the date of securitization resulting from the securitizations completed during the year ended June 30, 2003 were as follows:

Prepayments:
Estimated annual prepayment rates, as a percentage of outstanding Principal balance of securitized loans:
Fixed rate loans	24.3%
Adjustable rate loans	45.4%
Estimated weighted average life of securitized loans	4.0 years
Credit losses:
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	3.6%
Total estimated prospective credit losses (in thousands)	$11,370
Discount rate	15.0%

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

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Mortgage Servicing Rights, Net

The activity in mortgage servicing rights during the years ended June 30, 2004 and 2003 is summarized as follows (in thousands):

	June 30,
	2004	2003
Mortgage servicing rights, net, at beginning of year.	$220	$2,920
Amortization of mortgage servicing rights	(220)	(2,700)

Mortgage servicing rights, net, at end of year	$—	$220

Note 8.    Equipment and Improvements, Net

Equipment and improvements, net, consisted of the following at June 30, 2004 and 2003 (in thousands):

	June 30,
	2004	2003
Computer hardware	$15,133	$13,511
Furniture and fixtures	10,815	9,534
Computer software	14,649	14,125
Leasehold improvements	3,787	3,450

Total	44,384	40,620
Accumulated depreciation and amortization	(35,676)	(31,692)

Equipment and improvements, net	$8,708	$8,928

During the years ended June 30, 2004 and 2003, depreciation and amortization expense was comprised of the following components (in thousands):

	Year Ended June 30,
	2004	2003
Depreciation.	$3,716	$3,793
Amortization	409	339

	$4,125	$4,132

Note 9.    Prepaid and Other Assets

Prepaid and other assets consisted of the following at June 30, 2004 and 2003 (in thousands):

	June 30,
	2004	2003
Licensing, permit and performance bond deposits	$6,257	$8,494
Unamortized debt issuance costs and commitment fees	2,116	3,398
Prepaids, security deposits and other deferred charges	4,992	2,121
Other assets	4,295	3,443

	$17,660	$17,456

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in other assets at June 30, 2004, are $1.2 million of capitalized costs incurred in connection with the Company’s on-going efforts to convert to a REIT and Aames Investment Corporation’s initial public offering. Under U.S. generally accepted accounting principles, such costs are capitalized and offset against gross proceeds of new capital raised when the initial public offering is completed. If the initial public offering is not consummated, the $1.2 million and any additional costs subsequently capitalized by the Company will be charged to income.

Note 10.    Borrowings

Amounts outstanding under borrowings consisted of the following at June 30, 2004 and 2003 (in thousands):

	June 30,
	2004	2003
Financing Facility due December 2004	$13,887	$74,116
5.5% Convertible Subordinated Debentures due March 2006, convertible into approximately 0.8 million shares of common stock at $78.15 per share	64,396	64,396

Borrowings	$78,283	$138,512

During the year ended June 30, 2003, the Company purchased for $19.9 million, or a $2.2 million discount from par, $22.1 million face amount of its 9.125% Senior Notes due November 2003 (the “Senior Notes”) and redeemed the remaining $127.9 million face amount of the Senior Notes. In connection with the redemption of the Senior Notes, the Company paid $53.8 million in cash and borrowed $74.1 million through a financing facility collateralized by its residual interests and certain of its servicing advances (the “Financing Facility”). The Financing Facility has a term of 18 months, matures in December, 2004 and bears interest at a rate of one-month LIBOR plus 2.75% per annum. Portions of the monthly cash flows generated from the Company’s retained residual interests and servicing advances collateralizing the Financing Facility are paid by the Company to reduce the outstanding balance. Subject to certain limitations, the Company may prepay without penalty the amount outstanding under the Financing Facility at any time. One of the Company’s operating subsidiaries is the contractual borrower under the Financing Facility and the Company is the guarantor.

Of the $60.2 million reduction to the Financing Facility during the year ended June 30, 2004, $35.8 million was attributable to calling ten securitization trusts during the period. Upon paydown of the Financing Facility in November 2003, the limited guarantee by Capital Z was extinguished.

At June 30, 2004 and 2003, the weighted average interest rates on borrowings outstanding under the Financing Facility were approximately 4.12% and 3.87%, respectively.

During the year ended June 30, 2003, $49.6 million of the Company’s 5.5% Convertible Subordinated Debentures due March 2006 (the “2006 Debentures”) were exchanged through the issuance of an equal amount of 5.5% Convertible Subordinated Debentures due March 2012 (the “2012 Debentures”) in an exchange offer (the “Exchange Offer”) which closed on December 13, 2003. Of the $49.6 million of the 2006 Debentures tendered in the Exchange Offer, $41.6 million was tendered by SFP which it had previously acquired in open market purchase transactions. During the year ended June 30, 2003, the 2012 Debentures were fully redeemed by the Company in three separate transactions (i) a $19.8 million mandatory sinking fund payment of which $16.6 million was paid to SFP, (ii) SFP’s forgiveness of $25.0 million of its holdings of 2012 Debentures on December 31, 2002, and (iii) a 5.0% optional call on the remaining $4.7 million of 2012 Debentures for $0.2 million of cash.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt extinguishment income recognized by the Company during the year ended June 30, 2003 of $31.7 million was comprised of the $2.2 million discount on the Senior Note purchases, the $25.0 million of 2012 Debentures forgiven by SFP and the $4.5 million of debt extinguished when the Company exercised the 5.0% optional call on the remaining 2012 Debentures.

Maturities on amounts outstanding on borrowings are as follows (in thousands):

Fiscal Years Ended June 30,
2005	$13,887
2006	64,396
2007	—
2008	—
2009	—

Thereafter total borrowings	$78,283

At June 30, 2004 and 2003, the Company had unamortized debt issuance costs of $1.1 million and $3.1 million, respectively, related to the initial issuance of amounts outstanding under borrowings. Unamortized debt issuance costs are included in prepaid and other assets in the accompanying consolidated balance sheets and are amortized to expense over the terms of the related debt issuances.

Note 11.    Revolving Warehouse and Repurchase Facilities

Amounts outstanding under committed revolving warehouse and repurchase facilities consisted of the following at June 30, 2004 and 2003 (in thousands):

	June 30,
	2004	2003
Repurchase facility collateralized by loans held for sale: $500.0 million ($300.0 million at June 30, 2003) committed facility, expires July 30, 2004; bears interest at 0.95% to 1.45% over one month LIBOR, depending on document status	$174,122	$96,124
Warehouse facilities collateralized by loans held for sale: $350.0 million ($300.0 million at June 30, 2003) committed facility, expires August 27, 2004; generally bears interest at 0.85% to 1.50% over one month LIBOR, depending on collateral	187,208	81,371
$500.0 million ($300.0 million at June 30, 2003) committed facility, expires October 30, 2004; bears interest at 0.95% to 2.00% over one month LIBOR, depending on collateral	256,441	166,180
$300.0 million (not in place at June 30, 2003) facility, of which $200.0 million and $100.0 million is committed and uncommitted, respectively, expires September 30, 2004; generally bears interest at 0.95% to 1.65% over one month LIBOR, depending on collateral	105,292	—
$200.0 million (not in place at June 30, 2003) committed facility, expires November 30, 2004; generally bears interest at 0.95% to 2.75% over one month LIBOR, depending on collateral	163,370	—

Amounts outstanding under revolving warehouse and repurchase facilities	$886,433	$343,675

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2004, the Company had amounts available under its revolving warehouse and repurchase facilities of $963.6 million.

At June 30, 2004 and 2003, the Company had total committed revolving warehouse and repurchase facilities available in the amount of $1.9 billion and $900.0 million, respectively. Subsequent to June 30, 2004, the Company obtained one additional $500.0 million fully committed warehouse facility which matures on August 4, 2005. This facility generally bears interest at 0.85% to 1.00% over one month LIBOR, depending on collateral. In addition, subsequent to June 30, 2004, the Company renewed to July 30, 2005 an existing $500.0 million committed revolving warehouse facility. While no assurances can be made, the Company expects to renew on terms at or similar to those currently in place, the aforementioned revolving warehouse facilities.

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

At June 30, 2004 and 2003, one month LIBOR was 1.37% and 1.12%, respectively.

The weighted-average interest rates on borrowings outstanding under revolving warehouse and repurchase facilities at June 30, 2004 and 2003 were approximately 2.48% and 2.22%, respectively. During the year ended June 30, 2004, the average amount of borrowings under revolving warehouse and repurchase facilities was $747.4 million and the maximum outstanding under such facilities at any one time during the year ended June 30, 2004 was $1.3 billion.

During the year ended June 30, 2003, the average amount of borrowings under revolving warehouse and repurchase facilities was $550.5 million, and the maximum outstanding under such facilities at any one time during the year ended June 30, 2003 was $901.2 million, at which time a temporary over-line arrangement was in place with one of the Company’s counterparties.

At June 30, 2004 and 2003, included in prepaid and other assets in the accompanying consolidated balance sheet were $1.0 million and $0.3 million, respectively, of deferred commitment fees relating to the Company’s revolving warehouse and repurchase facilities remaining to be amortized to expense over their respective remaining terms.

Note 12.    Income Taxes

During the year ended June 30, 2004 and 2003, the Company recorded an income tax benefit of $17.7 million and $1.8 million, respectfully. The Company has determined it is more likely than not that certain future tax benefits, primarily net operating loss carryforwards, will be realized as a result of future income. Therefore, during the year ended June 30, 2004, the tax valuation allowance was decreased to recognize higher than

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously anticipated net deferred tax assets. During the year ended June 30, 2004, the Company’s effective tax rate (benefit) was (24.2%). The variance in the effective rate from the federal statutory rate is due to the recognition of deferred tax assets resulting from net operating loss carryforwards and the current realization of other deferred tax assets as well as state taxes. During the year ended June 30, 2003, the Company recorded an income tax benefit of $1.8 million and such tax benefit reflects an effective tax rate (benefit) of (6.7)% for the year ended June 30, 2003. The Company periodically undergoes federal and state tax return examinations and may provide for additional liabilities for identified exposure items. During the three months ended June 30, 2003, a number of pending tax return audits were finalized and related tax liabilities were adjusted to the actual amounts due. This resolution resulted in a tax benefit of approximately $6.0 million being recognized in the accompanying consolidated income statement.

The provision (benefit) for income taxes consisted of the following for the years ended June 30, 2004, 2003 and 2002 (in thousands):

	June 30,
	2004	2003	2002
Current:
Federal	$2,450	$3,509	$2,867
State	1,761	652	220

	4,211	4,161	3,087

Deferred:
Federal	(26,405)	(6,000)	—
State	4,520	—	—

	(21,885)	(6,000)	—

Total	$(17,674)	$(1,839)	$3,087

Current taxes payable and deferred tax assets were comprised of the following at June 30, 2004 and 2003 (in thousands):

	June 30,
	2004	2003
Current taxes payable:
Federal	$87	$2,120
State	1,720	955

Total current taxes payable	1,807	3,075

Deferred tax assets:
Federal	(21,885)	—
State	—	—

Total deferred tax assets	$(21,885)	$—

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003. The June 30, 2003 balances have been restated to reflect the effects on such temporary differences based upon the June 30, 2003 tax returns as filed (in thousands):

	June 30,
	2004	2003
Deferred tax assets:
Net operating loss carry forward	$(70,364)	$(74,805)
Residual interests	(24,763)	(54,788)
Mark-to-market	(11,790)	(5,308)
Other	(3,628)	(3,002)

Total gross deferred tax assets	(110,545)	(137,903)

Tax valuation allowance	84,158	131,593
Deferred tax liabilities:
State taxes	4,502	6,310

Total gross deferred tax liabilities	4,502	6,310

Net deferred tax liabilities (assets)	$(21,885)	$—

During the year ended June 30, 2004, the tax valuation allowance was reduced by $47.4 million. The decrease resulted from the utilization of $25.5 million of deferred tax assets and the reduction in the tax valuation allowance of $21.9 million to reflect the amount of net deferred tax assets that are more likely than not to be realized in the future.

The tax valuation allowance was reduced by approximately $11.8 million during the year ended June 30, 2003. The decrease resulted from the utilization of deferred tax assets against deferred tax liabilities that originated during the year ended June 30, 2003, and a reduction of deferred tax liabilities associated with tax contingencies that were resolved during the year ended June 30, 2003.

The estimated effective tax rates for the years ended June 30, 2004, 2003 and 2002 were as follows (dollars in thousands):

	2004
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$(17,674)
Income before income taxes			73,040
Effective tax rate			(24.2)%

Federal statutory rate			35.0%
Tax valuation allowance	$(135,526)	$(47,434)	(64.9)
State taxes	6,281	4,163	5.7

			(24.2)%

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$(1,839)
Income before income taxes			27,327
Effective tax rate			(6.7)%

Federal statutory rate			35.0%
Tax valuation allowance	$(28,058)	$(11,750)	(43.0)
Other, net	848	355	1.3

			(6.7)%

	2002
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax provision			$3,087
Income before income taxes			7,633
Effective tax rate			40.4%

Federal statutory rate			35.0%
Tax valuation allowance	$879	$360	4.7
Other, net	127	52	0.7

			40.4%

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

The Company’s federal and state tax returns for the year ended June 30, 2004 are not expected to be filed until early in calendar 2005. However, based upon the Company’s prior tax returns as filed and the estimated tax benefit recorded during the year ended June 30, 2004, the Company’s estimated federal net operating loss carryforward at June 30, 2004 was $181.8 million. The Company’s federal tax net operating losses expire as follows (dollars in thousands):

Year of Expiration	Amount
2019	$39.1
2020	74.6
2021	46.5
2022	8.2
2023	6.4
2024	7.0

$181.8

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases expiring at various dates through March 2012. Total rent expense related to such operating leases amounted to $9.4 million, $8.4 million and $8.5 million during the years ended June 30, 2004, 2003 and 2002, respectively. During the years ended June 30, 2004, 2003 and 2002, sublease receipts were $1.4 million, $1.4 million and $1.0 million, respectively, and sublease related discount amortization was $0.3 million, $0.3 million and $0.3 million, respectively. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined).

At June 30, 2004, future minimum rental payments required under non-cancelable operating leases and minimum receipts under subleases that have initial or remaining terms in excess of one year are as follows (in thousands):

	Minimum Rental Payments	Minimum Sublease Receipts	Net Minimum Rental Payments
2005	$11,054	$1,427	$9,627
2006	9,856	1,290	8,566
2007	8,771	878	7,893
2008	8,013	878	7,135
2009	4,997	877	4,120
Thereafter	10,297	3,625	6,672

	$52,988	$8,975	$44,013

Litigation

On April 27, 2004, the Company received a civil investigative demand from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to the Company’s business and lending practices. The demand was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. The Company has cooperated and intends to continue to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and its effect, if any, on the Company’s business.

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

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instruments as of June 30, 2004 and 2003 are made by the Company using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts (in thousands).

	June 30, 2004		June 30, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$22,867	$22,867	$23,860	$23,860
Loans held for sale, at lower of cost or market	1,012,165	1,039,205	406,877	419,046
Advances and other receivables	17,450	17,450	41,315	41,315
Interest rate caps	6,317	6,317	—	—
Residual interests, at estimated fair value	44,120	44,120	129,232	129,232
Mortgage servicing rights, net	—	—	220	220
Borrowings	78,283	76,190	138,512	128,209
Revolving warehouse and repurchase facilities	886,433	886,433	343,675	343,675

The fair value estimates as of June 30, 2004 and 2003 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by the Company in estimating fair values:

•	Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

•	Loans held for sale are based on current investor yield requirements.

•	Advances and other receivables are generally short term in nature, therefore the carrying value approximates fair value.

•	Residual interests and mortgage servicing rights are based on the present value of expected future cash flows using assumptions based on the Company’s historical experience, industry information and estimated rates of future prepayment and credit loss.

•	Borrowings are based on the carrying amount when such amount is a reasonable estimate of fair value or on quoted market prices.

•	Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value.

•	Interest rate caps are based on quoted market prices.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Employee Benefit Plans

401(k) Retirement Savings Plan

The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees’ elected salary deferrals. Effective January 1, 2001, the Company began contributing to the plan on a matching basis, however, the Company’s contribution remains at its option. Under the match, the Company’s contributions are made based upon 50% of an employee’s contribution up to a maximum of 6% of an employee’s salary. Prior thereto, employer contributions were determined at the beginning of the plan year at the option of the Company. Contributions made to the Plan by the Company during the years ended June 30, 2004, 2003 and 2002 were $1.4 million, $1.1 million and $1.0 million, respectively.

Stock-Based Compensation

The Company’s Board of Directors adopted the Aames Financial Corporation Stock Option Plan (the “1999 Plan”) as of February 10, 1999, as amended, which was subsequently approved by the stockholders during the year ended June 30, 2000. The 1999 Plan supercedes the Company’s 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. The 1999 Plan provides for the issuance of options to purchase shares of the Company’s common stock to officers, key executives and consultants of the Company. Under the 1999 Plan, the Company may grant incentive and non-qualified options to eligible participants that may vest immediately on the date of grant or in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company’s Board of Directors. The exercise price is based on the 20-day average closing price of the common stock on the day before the date of grant. Each option plan provides for a term of 10 years. Subject to adjustment for stock splits, stock dividends and other similar events at June 30, 2004 there were 22,000,000 shares reserved for issuance under the 1999 Plan.

The Company had reserved 563,936 shares of the common stock for issuance under a 1991 Stock Incentive Plan, 1995 Stock Incentive Plan, 1996 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. The Company no longer grants options under these plans, however, options granted prior to February 1999 under these plans will remain outstanding until they expire.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option plans and arrangements as of June 30, 2004, 2003 and 2002 and changes during the years then ended are as follows:

	Option Shares	Option Price Range
2004
Outstanding at beginning of year	14,085,370	$0.73-147.90
Granted	905,056	2.05-3.69
Exercised	(110,068)	0.85-1.14
Cancelled/Expired	(1,146,549)	0.85-119.60

Outstanding at end of year	13,733,809	$0.73-147.90

2003
Outstanding at beginning of year	14,296,666	$0.73-147.90
Granted	2,191,611	0.85-1.68
Exercised	(108,138)	0.85-1.00
Cancelled/Expired	(2,294,769)	0.85-137.10

Outstanding at end of year	14,085,370	$0.73-147.90

2002
Outstanding at beginning of year	13,246,906	$0.85-147.90
Granted	3,334,678	0.73-1.28
Exercised	—	—
Cancelled/Expired	(2,284,918)	0.85-144.60

Outstanding at end of year	14,296,666	$0.73-147.90

The number of options exercisable at June 30, 2004 and 2003, were 8,606,751, respectively. The weighted-average fair value of options granted during the years ended 2004 and 2003 was $2.08 and $0.75, respectively.

The following table summarizes additional information about options outstanding and exercisable at June 30, 2004:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.73- 1.00	8,451,456	6.6	$ 0.84	5,976,708	$ 0.85
1.11- 1.64	2,681,818	7.2	1.26	1,749,578	1.25
2.05- 3.05	1,390,000	9.4	2.72	598,000	2.80
3.69- 5.00	1,101,000	5.4	4.94	217,950	4.94
15.20- 19.45	3,458	0.5	18.51	3,458	18.51
39.70- 59.05	8,382	1.1	39.75	8,382	39.75
65.00- 71.55	81,780	3.1	66.99	81,780	66.99
119.60-147.90	15,915	2.2	136.37	15,915	136.37

$ 0.73-147.90	13,733,809	6.9	$ 2.02	8,651,771	$ 2.08

The Company applies Accounting Principles Board Opinion 25, and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for stock options. If compensation cost for the stock options and arrangements had been determined based on the fair value

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123”, the Company’s net income (loss) and income (loss) per common share data would have reflected the pro forma amounts indicated below (in thousands, except per share data):

	June 30,
	2004	2003	2002
Net income:
As reported	$90,714	$29,166	$4,546
Pro forma	88,927	27,993	2,925
Basic income (loss) to common stockholders:
As reported	$77,660	$15,697	$(9,242)
Pro forma	75,873	14,524	(10,863)
Diluted income (loss) to common stockholders:
As reported	$92,804	$29,166	$(9,242)
Pro forma	91,017	27,993	(10,863)
Basic income (loss) per common share:
As reported	$11.02	$2.39	$(1.45)
Pro forma	10.76	2.21	(1.70)
Diluted income (loss) per common share:
As reported	$0.89	$0.30	$(1.45)
Pro forma	0.87	0.29	(1.70)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,
	2004	2003
Dividend yield	0.00%	0.00%
Expected volatility	107.00%	118.00%
Risk-free interest rate	3.00%	2.97%
Expected life of option	4.5 years	4.5 years

The pro forma stock based compensation cost, net of tax effect for the twelve months ended June 30, 2004, June 30, 2003 and June 30, 2002, was $1.8 million, $1.2 million and $1.6 million, respectively.

Note 16.    Stockholders’ Equity

Year ended June 30, 2004

During the year ended June 30, 2004, the Company issued 123,000 shares of its Common Stock through the exercise of common stock options and received $0.2 million. During the year ended June 30, 2004 pursuant to a separation agreement, the Company forgave $0.2 million principal balance outstanding on a note receivable from a former executive officer and cancelled the 30,000 Series C Convertible Preferred Shares which previously collateralized the obligation to the Company.

On September 16, 2003, the Company amended and restated its certificate of incorporation permitting the Company to issue up to 26.7 million shares of a new series of preferred stock, Series E Preferred Stock, par value $0.001 per share. At the same time, the Company amended and restated its certificate of incorporation pursuant

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to which the number of authorized shares of Series C Convertible Preferred Stock was reduced to 34.5 million shares from 61.2 million shares. The Series E Preferred Stock is not convertible into any other Company security, is not entitled to receive dividends, ranks pari passu with the Company’s other series of Preferred Stock and has a liquidation preference of $1.00 per share. Subsequently, on September 18, 2003 the Company adopted its 2003 Series E Preferred Stock Option Plan, pursuant to which the Company issued to certain directors and executive officers options to purchase up to 22.2 million shares of Series E Preferred Stock.

During the year ended June 30, 2004, the Company paid $64.3 million of dividends to holders of its Series B, C and D Convertible Preferred Stock, of which $62.2 million was paid to Capital Z, the Company’s largest shareholder.

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

Note 17.    Transactions Involving Directors, Officers and Affiliates

During the years ended June 30, 2004, 2003 and 2002, the Company incurred management fees and out-of-pocket expenses in the amount of $1.1 million, $1.4 million and $1.1 million, respectively, relating to advisory services rendered by Equifin Capital Management, LLC, (“Equifin”) a company whose three principal officers

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also serve as directors of the Company. Terms of the Company’s management advisory agreement with Equifin call for a $250,000 quarterly remittance, plus out-of-pocket expenses, and expires on the earlier of February 10, 2009 or when either the Company and Equifin mutually agree to terminate the agreement.

Of the $64.3 million of dividends paid to holders of its Series B, C and D Convertible Preferred Stock during the year ended June 30, 2004, $62.2 million was paid to Capital Z.

During the year ended June 30, 2003, the Company paid a $500,000 fee to Capital Z for Capital Z’s agreement to act as the limited guarantor on the Company’s Financing Facility. Commencing July 1, 2003 and through November 17, 2003, when the limited guaranty amount was fully reduced, the Company paid Capital Z an additional $0.6 million to Capital Z based upon a percentage applied to the outstanding limited guaranty amount. During the years ended June 30, 2003 and 2002, the Company reimbursed Capital Z $40,000 and $24,000, respectively, for out-of-pocket expenses. The Company did not reimburse Capital Z for any out-of-pocket expenses during the year ended June 30, 2004.

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

The Residual Facility with CZI, which expired on March 31, 2003, is discussed in Note 6, Residual Forward Sale Facility.

During the years ended June 30, 2001 and 2000, certain members of management funded a portion of their acquisition of the Company’s Series C Convertible Preferred Stock and Series D Convertible Preferred Stock through the execution of notes payable to the Company. Such notes are secured by the related Series C Convertible Preferred Stock and Series D Convertible Preferred Stock certificates, and also contain recourse provisions in the event of nonpayment by the officers. Aggregate principal and accrued interest receivable due the Company were $0.3 million and $0.6 million at June 30, 2004 and 2003, respectively.

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

At June 30, 2004, the Company was a party to $550.0 million (notional) of interest rate cap contracts that were indexed to one month LIBOR. The fair value of the Company’s position in the interest rate caps was $6.3 million at June 30, 2004. Gain on sale of loans during the year ended includes a diminimis credit to income to

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

match the interest rate caps to market at June 30, 2004. On August 20, 2004, the Company closed the interest rate cap contracts at which time it recorded a $2.9 million charge to income to record the settlement. At June 30, 2003, the Company had no hedge instruments in place. At June 30, 2002, the Company had $70.0 million (notional) of forward interest rate swap agreements in place to mitigate interest rate exposure prior to the sale of its inventory and pipeline of mortgage loans held for sale. Gain on sale of loans during the years ended June 30, 2003 and 2002 includes $10.9 million and $10.8 million, respectively, of derivative related losses. All of the $10.9 million of hedge losses relate to losses on forward interest swap agreements which closed during the year ended June 30, 2003. Of the $10.8 million of such charges during the year ended June 30, 2002, $10.4 million related to losses on forward interest rate swap agreements which closed during the period and $0.4 million related to the Company’s mark to the estimated fair value of forward interest rate swap agreements open at June 30, 2002, respectively.

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

Note 19.    Basic and Diluted Net (Loss) Per Common Share

The following table sets forth information regarding basic and diluted net income (loss) per common share for the years ended June 30, 2004, 2003 and 2002 (in thousands, except per share data):

	Year Ended June 30,
	2004	2003	2002
Basic net income (loss) per common share:
Net income (loss)	$90,714	$29,166	$4,546
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock	(13,054)	(13,469)	(13,788)

Basic net income (loss) to common stockholders	$77,660	$15,697	$(9,242)

Basic weighted average number of common shares outstanding	7,049	6,558	6,394

Basic net income (loss) per common share	$11.02	$2.39	$(1.45)

Diluted net income (loss) per common share:
Basic net income (loss) to common stockholders	$77,660	$15,697	$(9,242)
Plus: Accrued dividends on Series B, C and D Convertible Preferred Stock	13,054	13,469	—
Interest on 5.5% Convertible Subordinated Debentures	2,090	—	—

Diluted net income (loss) to common stockholders	$92,804	$29,166	$(9,242)

Basic weighted average number of common shares outstanding	7,049	6,558	6,394
Plus: Incremental shares from assumed conversions of Series B, C and D Convertible Preferred Stock	85,439	85,547	—
5.5% Convertible Subordinated Debentures	824	—	—
Incremental shares from assumed exercise of:
Warrants	3,495	1,288	—
Common stock options	7,557	2,660	—

Diluted weighted average number of common shares outstanding	104,364	96,053	6,394

Diluted net income (loss) per common share	$0.89	$0.30	$(1.45)

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Advertising Expense

Production expense during the years ended June 30, 2004, 2003 and 2002 included charges of $18.8 million, $14.2 million and $10.9 million of advertising expense, respectively.

Note 21.    Quarterly Financial Data (Unaudited)

A summary of unaudited quarterly operating results for the years ended June 30, 2004 and 2003 follows (in thousands, except per share amounts):

	Sept. 30	Dec. 31	Mar. 31	June 30
Fiscal Year Ended June 30, 2004
Net interest income and other income	$67,297	$79,597	$89,181	$76,774
Operating expenses	(56,827)	(62,200)	(68,384)	(52,398)
Income before income taxes	10,470	17,397	20,797	24,376
Net income	28,663	17,180	20,890	23,981
Net income per common share—diluted	0.28	0.17	0.20	0.24
Fiscal Year Ended June 30, 2003
Net interest income and other income	$56,343	$60,636	$58,203	$56,552
Operating expenses	(46,898)	(82,993)	(50,695)	(55,532)
Nonoperating income	1,087	26,005	83	4,536
Income before income taxes	10,532	3,648	7,591	5,556
Net income	9,914	2,080	6,691	10,481
Net income per common share—diluted	0.12	0.01	0.07	0.10

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 filed with the Commission on September 18, 2003 (file No. 333-108915) (the “2003 S-8”)).

3.2	Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Commission on September 3, 1999 (the “1999 10-K”).

4.1	Specimen certificate evidencing Common Stock of Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Commission on September 28, 2000 (the “2000 10-K”).

4.2	Specimen certificate evidencing Series B Convertible Preferred Stock of Registrant (incorporated by reference to Exhibit 4.2 to the 2000 10-K).

4.3	Certificate of Designations for Series B Convertible Preferred Stock of Registrant, as amended (incorporated by reference to Exhibit 4.3 to the 2003 S-8).

4.4	Specimen certificate evidencing Series C Convertible Preferred Stock of Registrant (incorporated by reference to Exhibit 4.4 to the 2000 10-K).

4.5	Certificate of Designations for Series C Convertible Preferred Stock of Registrant, as amended (incorporated by reference to Exhibit 4.5 to he 2003 S-8).

4.6	Specimen certificate evidencing Series D Convertible Preferred Stock of Registrant (incorporated by reference to Exhibit 4.6 to the 2000 10-K).

4.7	Certificate of Designations for Series D Convertible Preferred Stock of Registrant, as amended (incorporated by reference to Exhibit 4.7 to the 2003 S-8).

4.8	Certificate of Designations for Series E Preferred Stock of Registrant (incorporated by reference to Exhibit 4.8 to the 2003 S-8).

4.9	Indenture, dated as of February 26, 1996, between Registrant and The Chase Manhattan Bank, N.A., relating to Registrant’s 5.5% Convertible Subordinated Debentures due 2006 (incorporated by reference to Exhibit 4.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed with the Commission on July 3, 1996).

10.1(a)	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Commission on September 29, 1997 (the “1997 10-K”)). *

10.1(b)	Form of Amended and Restated Indemnification Agreement. *+

10.2	Employment Agreement between Registrant and A. Jay Meyerson (incorporated by reference to Exhibit 10.2 to the 2000 10-K).*

10.3	Change in Control Agreement dated as of September 18, 2003 between Registrant and Ronald J. Nicolas (incorporated by reference to Exhibit 10.3 to the 2003 10-K). *

10.4(a)	Non-Financed Management Investment Agreement dated as of August 23, 2000, between Registrant and A. Jay Meyerson (incorporated by reference to Exhibit 10.10(a) to the 2000 10-K). *

10.4(b)	Financed Management Investment Agreement dated as of August 23, 2000 between Registrant and A. Jay Meyerson (incorporated by reference to Exhibit 10.10(b) to the 2000 10-K). *

10.4(c)	Secured Promissory Note, dated as of August 23, 2000, given by A. Jay Meyerson to Registrant (incorporated by reference to Exhibit 10.10(c) to the 2000 10-K). *

10.4(d)	Pledge Agreement dated as of August 23, 2000, between Registrant and A. Jay Meyerson (incorporated by reference to Exhibit 10.10(d) to the 2000 10-K). *

10.5	Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed with the Commission on January 16, 2004 (file No. 333-45826) (the “2004 S-8”)). *

10.6	Office Lease dated as of September 15, Colonnade Wilshire Corp. and Registrant for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Exhibit 10.12 to the 1999 10-K).

10.7(a)	Office Building Lease dated as of August 7, 1996 between Registrant and California Plaza IIA, LLC for the premises located at 350 S. Grand Avenue, Los Angeles, California (the California Plaza Lease”) (incorporated by reference to Exhibit 10.13(a) to the 1997 10-K).

10.7(b)	First Amendment to the California Plaza Lease dated August 15, 1997 (incorporated by reference to Exhibit 10.13(b) to the 1997 10-K).

10.8	Office Building Lease dated as of September 13, 2002 between Registrant and Jamboree LLC for the premises located at 3347 and 3351 Michelson Drive, Irvine, California (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Commission on September 27, 2002 (the “2002 10-K”)).

10.9(a)	Registration Rights Agreement, dated as of February 10, 2000, between Registrant and Capital Z Financial Services Fund II, L.P. (the “Cap Z Registration Rights Agreement”) (incorporated by reference to the Form of Warrant to Purchase Common Stock of the Registrant filed as Exhibit F to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated December 23, 1998 filed with the Commission on December 31, 1998).

10.9(b)	Supplement No. 1 to Cap Z Registration Rights Agreement dated as of June 7, 2000 (incorporated by reference to Exhibit 10.24(b) to the 2000 10-K).

10.10(a)	Preferred Stock Purchase Agreement dated as of May 19, 2000 between Registrant and Specialty Finance Partners (incorporated by reference to Exhibit 10.38 to Registrant’s Current Report on Form 8-K dated as of May 19, 2000 filed with the Commission on May 24, 2000).

10.10(b)	Letter Agreement dated June 7, 2000 between Registrant and Specialty Finance Partners (incorporated by reference to Exhibit 10.38(b) to Registrant’s Current Report on Form 8-K dated as of June 7, 2000 filed with the Commission on June 9, 2000).

10.11(a)	Agreement for Management Advisory Services dated as of February 10, 1999 between Registrant and Equifin Capital Management, LLC (the “Management Advisory Services Agreement”) (incorporated by reference to Exhibit 10.33 to Registrant’s Quarterly Report on 10-Q for the quarter ended March 31, 1999 filed with the Commission on May 17, 1999).

10.11(b)	Amendment No. 1 to the Management Advisory Services Agreement dated June 7, 2000 (incorporated by reference to Exhibit 10.26(b) to the 2000 10-K).

10.11(c)	Amendment No. 2 to the Management Advisory Services Agreement dated June 30, 2003 (incorporated by reference to Exhibit 10.21(c) to the 2003 10-K).

10.14(a)	Second Amended and Restated Master Loan and Security Agreement dated as of August 29, 2003, between Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Mortgage Capital Inc. (the “Restated Master Loan and Security Agreement”) (incorporated by reference to Exhibit 10.31(a) to the 2003 10-K).

10.14(b)	Amendment No. 1 dated as of December 24, 2003 to the Restated Master Loan and Security Agreement (incorporated by reference to Exhibit 10.31(c) Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Commission on May 21, 2004 (the “March 31, 2004 10-Q”)).

10.14(c)	Amendment No. 2 dated as of January 22, 2004 to the Restated Master Loan and Security Agreement (incorporated by reference to Exhibit 10.31(d) to the March 31, 2004 10-Q”).

10.14(d)	Amendment No. 3 dated June 22, 2004 to the Restated Master Loan and Security Agreement. +

10.14(e)	Amendment No. 4 dated August 25, 2004 to the Restated Master Loan and Security Agreement. +

10.15(f)	Guaranty, dated as of December 1, 2000, between Registrant and Lehman Brothers Bank, FSB (incorporated by reference to Exhibit 10.32(d) to the 2002 10-K).

10.16(a)	Warehouse Loan and Security Agreement dated as of February 10, 2000 as Amended and Restated to and including March 21, 2002 by and between Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (the “Greenwich Warehouse Agreement”) (incorporated by reference to Exhibit 10.33(a) to the 2002 10-K).

10.16(b)	Amendment No. 1 to the Greenwich Warehouse Agreement dated as of May 15, 2002 (incorporated by reference to Exhibit 10.33(b) to the 2002 10-K).

10.16(c)	Guaranty dated as of March 21, 2002 made by Registrant in favor of Greenwich Capital Financial Products, Inc. with respect to the Greenwich Warehouse Agreement (incorporated by reference to Exhibit 10.33(c) to the 2002 10-K).

10.16(d)	Amendment No. 3 to the Greenwich Warehouse Agreement dated as of November 25, 2002 (incorporated by reference to Exhibit 10.33(d) to the 2003 10-K).

10.16(e)	Amendment No. 7 to the Greenwich Warehouse Agreement dated as of June 30, 2003 (incorporated by reference to Exhibit 10.33(f) to the 2003 10-K).

10.16(f)	Amendment No. 9 to the Greenwich Warehouse Agreement dated as of October 31, 2003 (incorporated by reference to Exhibit 10.33(g) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “September 30, 2003 10-Q”)).

10.16(g)	Amendment No. 10 to the Greenwich Warehouse Agreement dated as of March 4, 2004 (incorporated by reference to Exhibit 10.33(h) to the March 31, 2004 10-Q).

10.16(h)	Amendment No. 11 to the Greenwich Warehouse Agreement dated as of March 24, 2004 (incorporated by reference to Exhibit 10.33(i) to the March 31, 2004 10-Q).

10.16(i)	Amendment No. 12 to the Greenwich Warehouse Agreement dated as of June 2, 2004. +

10.16(j)	Amendment No. 13 to the Greenwich Warehouse Agreement dated as of May 31, 2004. +

10.17(a)	Master Loan and Security Agreement dated as of May 29, 2003 between Aames Capital Corporation and Greenwich Capital Financial Products, Inc. (the “Greenwich Master Loan”) (incorporated by reference to Exhibit 10.34(a) to the 2003 10-K).

10.17(b)	Amendment No. 1 to the Guaranty made by Registrant in favor of Greenwich Capital Financial Products, Inc. with respect the Greenwich Master Loan (incorporated by reference to Exhibit 10.33(j) to the March 31, 2004 10-Q).

10.18(a)	Revolving Credit and Security Agreement dated as of July 1, 2003 between Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (the “Countrywide Credit Agreement”) (incorporated by reference to Exhibit 10.35(a) to the 2003 10-K).

10.18(b)	Guaranty dated as of July 1, 2003 between Registrant and Countrywide Warehouse Lending with respect to the Countrywide Credit Agreement (the “Countrywide Guaranty”) (incorporated by reference to Exhibit 10.35(b) to the 2003 10-K).

10.18(c)	Amendment No. 1 to the Countrywide Guaranty dated as of December 1, 2003 (incorporated by reference to Exhibit 10.35(e) to the March 31, 2004 10-Q).

10.18(d)	Amendment No. 2 to the Countrywide Credit Agreement dated as of July 30, 2004. +

10.18(e)

Commitment Letter dated December 1, 2003 for the Countrywide Credit Agreement (the

“Countrywide Commitment Letter”) (incorporated by reference to Exhibit 10.35(d) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “December 31, 2003 10-Q”)).

10.18(f)	Amendment No. 3 to the Countrywide Commitment Letter dated as of July 30, 2004. +

10.19(a)	Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of June 30, 2003, between Aames Capital Corporation, Registrant’s wholly owned subsidiary, and Lehman Brothers Bank, FSB (the “Restated Master Purchase Agreement”) (incorporated by reference to Exhibit 10.32 to the 2003 10-K).

10.19(b)	Guaranty dated as of December 1, 2000, between Registrant and Lehman Brothers Bank, FSB (incorporated by reference to Exhibit [ ] to the 2002 10-K).

10.19(c)	First Amendment to the Restated Master Purchase Agreement dated as of November 19, 2003 (incorporated by reference to Exhibit 10.32(e) to the December 31, 2003 10-Q).

10.19(d)	Amendment No. 5 to the Restated Master Purchase Agreement dated as of July 30, 2004. +

10.20(a)	Master Loan and Security Agreement, dated as of July 22, 2003, between Aames Capital Corporation and Citigroup Global Markets Reality Corp. (the “Citigroup Loan and Security Agreement”) (incorporated by reference to Exhibit 10.36(a) to the 2003 10-K).

10.20(b)	Guaranty dated as of July 22, 2003, between Registrant and Citigroup Global Markets Reality Corp. with respect to the Citigroup Loan and Security Agreement (the “Citigroup Guaranty”) (incorporated by reference to Exhibit 10.36(b) to the 2003 10-K).

10.20(c)	Amendment No. 1 dated as of July 22, 2003 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.36(c) to the 2003 10-K).

10.20(d)	Amendment No. 2 dated as of October 31, 2003 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.36(c) to the September 30, 2003 10-Q).

10.20(e)	Amendment No. 3 dated as of December 16, 2003 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.36(d) of the December 31, 2003 10-Q).

10.20(f)	Amendment No. 4 dated as of April 30, 2004 to the Citigroup Loan and Security Agreement. +

10.20(g)	Amendment No. 1 dated as of December 16, 2003 to the Citigroup Guaranty (incorporated by reference to Exhibit 10.36(e) of the December 31, 2003 10-Q).

10.21	2003 Series E Preferred Stock Option Plan (incorporated by reference to Exhibit 4.3 of the 2003 S-8).

10.22	Aames Financial Corporation Executive Severance Plan, Amended and Restated as of Sept 18, 2003 (incorporated by reference to Exhibit 10.38 of the March 31, 2004 10-Q).

10.23	Master Repurchase Agreement, dated as of August 5, 2004, among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation. +

10.24	Amended and Restated Executive Severance Plan. *+

11	Computation of Basic and Diluted Income (Loss) per Common Share. +

14	Code of Ethics. +

21	Subsidiaries of Registrant. +

23.1	Consent of Ernst & Young LLP. +

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

*	Indicates a management contract or compensatory arrangement.
+	Filed herewith.